Form 10-K
period 1996-09-30
BIOPHARMACEUTICS INC
filed 1997-03-12
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996
                         Commission file number: 1-9370


                             Biopharmaceutics, Inc.
           -------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                    Delaware                 13-3186327
               State of Corporation (I.R.S. Employer I.D. Number)

                      990 Station Road, Bellport, NY       11713
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (516) 286-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of Each Class        Name of Each Exchange on Which Registered
      Common Stock, $0.001 Par Value            NASDAQ OTC Bulletin Board


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes x           No

     The aggregate market value of the voting stock owned by non-affiliates of the Registrant on November 30, 1996 was $15,576,080. On such date, the mean price at which the stock was sold was $0.50 per share.

      The number of shares of Common Stock, $.001 Par Value, outstanding as of November 30, 1996, was 40,457,350, exclusive of outstanding, unexercised options.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K
                (Filed for Fiscal Year Ended September 30, 1996)

                                TABLE OF CONTENTS
                                                                    Page No.
Part I.

         Item 1.    Business . . . . . . . . . . . . . . . . . . .     3
         Item 2.    Properties       . . . . . . . . . . . . . . .    15
         Item 3.    Legal Proceedings. . . . . . . . . . . . . . .    15
         Item 4.    Submission of Matters to
                      a Vote of Security Holders . . . . . . . . .    17

Part II.

         Item 5.    Market for Registrant's Common
                      Stock and Related Shareholder
                      Matters        . . . . . . . . . . . . . . .    17
         Item 6.    Selected Financial Data  . . . . . . . . . . .    18
         Item 7.    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations. . . . . . . . . .    19
         Item 8.    Financial Statements and Supplementary Data. .    21
         Item 9.    Disagreements on Accounting and Financial
                      Disclosure     . . . . . . . . . . . . . . .    21
Part III.

         Item 10.   Directors and Executive Officers   . . . . . .    21
         Item 11.   Executive Compensation   . . . . . . . . . . .    22
         Item 12    Security Ownership of Certain Beneficial
                      Owners and Management    . . . . . . . . . .    24
         Item 13.   Certain Relationships and Transactions . . . .    26

Part IV.

         Item 14.   Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K

                    Exhibit Index    . . . . . . . . . . . . . . .    27

                                     PART I

ITEM 1.  BUSINESS

         The Company

     Biopharmaceutics, Inc. (the "Company") was incorporated in Nevada on August 15, 1983, under the name of Health Care Facilities Corporation. On November 10, l983, Health Care Facilities Corporation changed its name to Patient Medical Systems Corporation. The Shareholders, on January 21, 1987, changed the Company's name to Integrated Generics, Inc. and on March 28, 1988, to Biopharmaceutics, Inc. and the state of incorporation from Nevada to Delaware. The Company's executive office is located at 990 Station Road., Bellport, New York 11713. Its telephone number is (516) 286-5800.

         Business Operations

     The Company's business operations, in fiscal year 1996, were principally conducted through two wholly owned subsidiaries: Biopharmaceutics, Inc. ("Biopharm"), a New York corporation, engaged in the manufacturing of generic pharmaceutical products and Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from London International U.S. Holdings, Inc. ("LIUSH"). Anti-Sense Technologies, Ltd., ("Anti-Sense"), a company engaged in the biotechnology field currently holding licenses for anti-sense oligonucleotides and peptides in the developmental stage which have displayed anti-tumor, anti-metastatic and anti-HIV characteristics, has been inactive.

     In addtion, the Company holds the license rights to Mitalactol ("DBD"), a pharmaceutical, solid dosage which holds "Orphan Drug Status" for both the treatment of cervical cancer and brain cancer and "ADT" the Company's licensed, patented process for the diagnosis of Alzheimer's Disease.

     The Company had ceased further expenditures for the final development of DBD in order to concentrate its available assets on rebuilding its pharmaceutical operations and to commence sales and marketing of its new Feminine Hygiene Products, whose acquisition was completed in March 1996 (See "Feminine Hygiene Products").

On September 25, 1996, the Company entered into a Joint Venture with Advanced Biological Systems, Inc. (now ABS Group, Inc.) ("ABS") to finance the final development and completion of the regulatory process for Mitalactol. Under terms of the agreement, ABS will provide $1,000,000 to the Joint Venture to cover all such costs.

     In December 1995, a Federal District Court issued a Final Judgment terminating Biopharm Lab, Inc.'s ("Lab") and the Company's rights to the Treo license. As a result of the Court's actions, the Treo business has been discontinued. Pursuant to a September 30, 1996 resolution of the Board of Directors, on December 13, 1996, Lab filed a petition under Chapter 7 of the Bankruptcy Act.

         Pharmaceutical Operations

         Background

     Sales of prescription generic drugs and private label over the counter ("OTC") drugs ("Non-Branded") have increased significantly in the past fifteen years, due in part to greater awareness and acceptance of non-branded drugs by physicians, pharmacists and consumers. Among the factors that have contributed to this increased awareness and acceptance are favorable federal and state laws permitting physicians or pharmacists to substitute generic drugs for brand name drugs, and the publication by the Food and Drug Administration ("FDA") of a list of therapeutic equivalent drugs that provides physicians and pharmacists with the names of generic drug alternatives. In addition, various government agencies and many private health programs encourage and, in many cases, require the prescribing and use of non-branded drugs as a cost-saving measure.

                  Most, but not all, prescription drugs and several OTC drugs require FDA approval of Abbreviated New Drug Applications ("ANDA"s) before those drugs can be marketed. In order to obtain approval of an ANDA, an applicant must, among other things, develop a formulation for a product, manufacture the product, conduct stability tests on the product and, when required, provide an independent clinical test proving that the product that is the subject of the ANDA is the bio-equivalent of the brand name product that the subject is designed to duplicate. Substantial funds are required to develop a line of prescription generic drugs because of the requisite FDA approval process.

                  Until April 1990, Biopharm's strategy involved developing, and filing for approval, for prescription pharmaceuticals requiring FDA approval of ANDAs. This approach required significant expenditures for research and development, including personnel and materials. Through April 1990, this approach had not produced any significant tangible results. Therefore, in May 1990, Biopharm eliminated its research and development personnel and significantly reduced its expenditures for materials related to research and development. In addition, since May 1990, following a series of developments involving the FDA and certain competitors of Biopharm, Biopharm had implemented a modified marketing and development strategy.

     Biopharm's product development and marketing strategy had four major areas of concentration. Through Biopharm, the Company intended to (1) develop some of the approximately twenty prescription products not requiring ANDA filings, (2) broaden its OTC product line, (3) secure private formulation work for larger branded or generic companies and (4) file ANDAs for products not requiring clinical studies, with Biopharm's current staff performing the development and filing work. Due to the reduction of industry competition as a result of FDA actions, the Company believed it would be more practical to implement that marketing strategy then, than previously.

     As a result of the temporary closure in November 1991 by the FDA (as discussed below), Biopharm had to suspend the continued implementation of this strategy until it became reapproved as a manufacturer. As of November 22, 1993 with the FDA approval to recommence manufacturing operations, Biopharm has taken steps to reimplement parts 2, 3 and 4 of this strategy. The Company still intends to implement part 1, but not in the near term.

         Current Operations

     Biopharm maintains manufacturing facilities and offices at the Company's headquarters in Bellport, New York. Through November 1, 1991, Biopharm had been engaged in the business of manufacturing and marketing private label OTC and generic prescription pharmaceuticals to major generic drug distributors, chain drug stores, supermarkets, drug wholesalers and other generic drug manufacturers. Biopharm products were sold with the Customer's private label and with the Biopharm brand label.

     During that period, Biopharm manufactured various dosages of approximately forty OTC drugs using brand names designated by Biopharm, or by its private label customers or using their generic (chemical) names. Products were sold in various forms, including compressed tablets, two-piece, hard-shell capsules and caplets.

     Biopharm markets its products primarily to major generic drug distributors, chain drug stores, supermarkets, drug wholesalers and other drug manufacturers. Non-brand drug products must meet the same government standards as brand name drugs, but are sold at prices substantially below those of brand name drugs. During fiscal 1991, approximately 5% of Biopharm products sold were sold with their generic name, approximately 7% were sold with the "Biopharm" brand, and the balance of sales were made to customers for sale with the customers' private labels.

     Following the close of the Company's 1991 fiscal year, the Federal government, on November 1, 1991, obtained a temporary restraining order against Biopharm and its president, Edward Fine, temporarily restraining and enjoining Biopharm and Mr. Fine from manufacturing, processing, packing or labeling any pharmaceutical products manufactured, processed, packed or labeled at those facilities pending a court ruling on a government motion for a preliminary injunction against Biopharm. The FDA's complaint centered around allegations that Biopharm had not complied with current Good Manufacturing Practice ("cGMP") regulations concerning such matters as packaging and labeling procedures and controls, validation of mixing and blending procedures and the documentation of process failures. The complaint also alleged that Biopharm had inadequately responded to various cGMP observations following FDA plant inspections over a period of time. On November 19, 1991, Biopharm signed a Consent Agreement with the FDA, thereby ending the legal proceedings that gave rise to the temporary restraining order. Biopharm had laid off a majority of its employees following the issuance of the temporary restraining order and had ceased all operations. Although Biopharm believes that the government's action resulted from the independent, unauthorized activities of three former employees, each of whom were promptly discharged by Biopharm, it determined that the signing of the Consent Decree would be less damaging to it's business than a protracted legal proceeding. On January 10, 1992, the FDA approved Biopharm's performance of its obligations under the Consent Decree, as amended on December 23, 1991. As a result, Biopharm began the process of returning to full operations.

     Since January 13, 1992, Biopharm had been operating as a repacker, purchasing finished dosages (tablets, caplets or capsules) in bulk from other manufacturers, and packaging them in consumer selling sizes for distribution to its customers. Biopharm has lost a significant portion of its customer base as a result of the temporary closure. The Company began actively pursuing new customers as described in Items 2 and 3 under Pharmaceutical Operations - Background. Through December 31, 1995, the Company had been successful in acquiring business from three major customers: Columbia Labs, Zenith/Goldline Pharmaceuticals and Arnet Pharmaceuticals.

     The Company is producing a branded consumer product for Columbia under a trademark, owned by Columbia, Legatrin PM(TM). Sales to Arnet are of bulk pharmaceutical products for distribution in South America. Arnet's customer in South America is one of the largest distributors of pharmaceutical products on the South American continent. Zenith/Goldline has given the Company orders to produce one of their high volume supplements to be shipped in both bulk and in bottles. The Company continues to seek business where the products can generate significant volume at reasonable profit margins.

     As of November 22, 1993 the FDA had completed its inspection of Biopharm's facility, and, had deemed Biopharm to be in compliance with cGMP's. Biopharm was approved to manufacture and sell its five validated products and also to manufacture and sell additional products not previously manufactured by it, provided those products are manufactured in conformance with cGMP's. Biopharm began shipments of its manufactured products immediately. On December 5, 1994, Biopharm requested that the FDA begin their review of eight additional validated products. The review was completed by May 1995 and seven products were approved. The eighth product was withdrawn. As of June 1995, Biopharm was approved to manufacture a total of twelve of its former products.

     The former combined total sales of the aforementioned twelve products constituted approximately 62% of Biopharm's former sales volume for manufactured products. The Company has petitioned the FDA to waive the requirements for a third multiple product review, which if acceptable to the FDA would enable the Company to bring individual products back on line more quickly. Although the FDA, denied the Company's initial request, the Company is having on-going discussions with the FDA on this issue.

         Marketing and Customers -- Order Backlog

     A key element of Biopharm's marketing strategy is the maintenance of sufficient inventory to fill customer orders within a three to four week period. The success of this strategy is heavily dependent on Biopharm's ability to predict market demand.

     Biopharm currently sells its products to approximately twenty-three customers, using both private (customer) labels, customer branded product labels, bulk containers or its own Biopharm brand label. Marketing and sales by Biopharm include efforts directed at increasing the overall acceptance of generic pharmaceutical products in all classes of trade within the health care distribution network.

     Biopharm believes that, prior to its temporary cessation of operations as a result of the FDA action described above, its fast delivery of customer orders had significantly contributed to the growth of its customer base and the growth in the number of products each customer was purchasing from it. Biopharm intends to continue this aggressive approach to quick, on-time deliveries. Sales efforts stress this point as the predominant benefit of doing business with Biopharm.

     Biopharm's products are sold on terms ranging from Net 30 to 2% 15- Net 61. These products are not returnable except if damaged in shipment. During fiscal 1994, 1995 and 1996, credits were issued for less than $25,000 for damaged goods.

          Raw Materials

     The raw materials essential to Biopharm's business are purchased primarily from domestic distributors for foreign manufacturers and domestic manufacturers and distributors, directly. To date, Biopharm has experienced little difficulty in obtaining the raw chemicals it needs and it expects that raw materials will continue to be available in the future from a variety of sources.

          Governmental Regulations Affecting the Company and its Industry

     All pharmaceutical manufacturers are subject to extensive regulation by the Federal and state governments, including compliance with the current good manufacturing practices promulgated by the FDA. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's products. Furthermore, the Company is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality and working conditions. Non-compliance with applicable requirements can result in fines, recall and seizure of products, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications.

     All fifty states and the District of Columbia now have legislation permitting or encouraging the substitution of equivalent generic prescription drug products for brand name pharmaceutical products where such substitutions have been either authorized or not prohibited by the prescribing physician.

     In September l984, the Drug Price Competition and Patent Term Restoration Act of 1984, popularly known as the "Waxman-Hatch Act" (the "Act"), was enacted. Under the Act, generic drug companies, instead of being required to submit additional detailed scientific data to the FDA, need only demonstrate to the FDA that generic drugs marketed after 1962 are the chemical equivalents of brand name drugs and deliver the same amount of medication with the same speed into the bloodstream. The Act also imposes time limits on the FDA for ANDA approvals of generic drugs. In addition, the Act also gives drug companies that develop new drugs extra years of patent protection to compensate for the cost of the time needed to comply with the FDA's approval process.

         Consumer Sun Care Product

     In August 1992, the Company and Biopharm Lab, Inc. signed a license agreement with Primavera Laboratories ("the Licensor") for the exclusive, U.S. mass market rights to Treo(R), a combination outdoor protection product. A patent for Treo was issued on July 13, 1993, by the U.S. patent office. A second patent for Treo was issued in 1994, by the U.S. patent office. The primary terms of the Agreement required the Company to pay the Licensor a license fee of $200,000 in varying monthly installments with the final payment due on February 10, l993. The Company made all payments required by the Agreement.

     During 1993, Treo was placed in approximately 3,100 independent pharmacies and in 30 major pharmaceutical wholesalers including eight of the top ten (McKesson, Bergen Brunswig, Fox Meyer, Alco, etc.). Lab was able to start the Spring selling season of 1994 with approximately 500 stores carrying Treo. By the Fall of 1994, this number had reached approximately 3,500. In addition, Treo's catalog reps succeeded in placing Treo in 13 catalogs during 1994.

     In the 1995 selling season, Lab received orders from chain stores having in excess of 15,000 units. Orders were received from such chains as Wal-Mart, Walgreens, Rite-Aid, Eckerd, Osco, Sav-On, CVS, Longs, Grand Union, A&P, Shoprite, Genovese, Shopko and Caldor.

     As more fully described under "Legal Proceedings", Lab and the Company commenced a lawsuit against the Licensor and Avon Products, Inc. ("Avon"), the Licensor's door-to-door licensee, in order to prevent Avon from invading the Company's exclusive territory. The Licensor filed a counterclaim against the Company and Lab seeking termination of the License Agreement. In December 1995, a Federal District Court issued a Final Judgment for the Licensor and Avon and against the Company and Lab, terminating the License Agreement and dismissing all of the Company's claims against the Licensor and Avon. As a result of the Court's decision, all Treo business has been terminated.

         Feminine Hygiene Products

     In March 1996, the Company acquired the Feminine Hygiene brands of London International U.S. Holdings, Inc. ("LIUSH"). The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is one the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

     In the latest year, sales of these three brands have been running at a rate which exceeds the Company's sales for fiscal 1995. Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company's sales are conducted by nine independent sales rep organizations. Each of these rep organizations already calls on the key accounts who have carried the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that which was made by LIUSH, expanding the customer base and by receiving greater support from the Company in promoting the products.

     At one time, sales of these brands ran at a substantially higher level than they are currently. The brands are sold as value priced brands, but not all customers are carrying all items. In addition, no sales are currently being made to mass merchandisers such as Wal-Mart, K-Mart, Target, Venture or Ames. The Company's reps have a strong presence with these mass merchandisers and they will be the reps early area of concentration.

         Biotechnology

     The  Company  and  Amswiss  Scientific,   Inc.   ("Amswiss"),   a  Canadian
Corporation, publicly traded on the Alberta Stock Exchange, entered into an agreement dated December 30, 1992, under which the Company would acquire the rights to certain drugs presently under license to Amswiss in consideration of four million shares of the Company's common stock, plus warrants to purchase an additional two million shares at $2 per share. This transaction was approved by the shareholders at the Company's Annual Meeting on September 29, 1993. On November 18, 1993, the transaction with Amswiss closed and title to the assets passed to the Company. On that date, the closing price of the Company's common stock was $1.9375.

     The Company acquired three principal assets from Amswiss; (1) the license rights to DBD, (2) certain patent rights, including the U.S.A. patent, to a peptide, Nitroso-N-beta Chloroethyl Carbamoyl ("NNB") and (3) agreements with the Central Research Institute for Chemistry of the Hungarian Academy of Sciences ("CRIC"), and, a group of scientists associated with, and, Semmelweiss Medical University, Budapest, Hungary (the "Group") for the development of two anti-sense oligonucleotides which have displayed anti-tumor and anti-metastatic activity. The anti-sense oligonucleotide agreement and NNB have been assigned by the Company to Anti-Sense Technologies, Ltd. In addition, on November 1, 1993, Anti-Sense signed a second agreement with CRIC for the exclusive rights to acquire a 50% interest in CRIC's anti-HIV, anti-sense oligonucleotide, KKKI-538.

     DBD is a cytotoxic, chemotherapy agent used in the treatment of cancer. DBD was developed and patented by Chinoin Pharmaceutical and Chemical Works, Budapest, Hungary and eventually licensed to Amswiss from whom the Company acquired its rights. The Company had also obtained from Amswiss, DBD's Orphan Drug status for the treatment of cervical cancer granted by the U.S. Food and Drug Administration.

     DBD has gone through various Phase II and Phase III clinical trials with approximately 2400 patients in the U.S. and approximately an additional 3100 patients worldwide. One of DBD's major advantages is that it can be taken orally, thus reducing expensive hospital stays. The majority of the development and testing expenses for DBD have been borne by the National Cancer Institute ("NCI") in the U.S. and the European Organization for Research and Treatment of Cancer ("EORTC") in Europe.

     In July 1995, the FDA granted the Company's application for Orphan Drug Status for DBD's use as adjuvent therapy in the treatment of primary brain tumors. DBD now holds Orphan Drug Status for the two principal indications which have been supported by successful completion of Phase III clinical trials. Orphan Drug Status provides patent-like protection for off-patent drugs. Since DBD is no longer covered by a patent, the Orphan Drug Status will provide important protection if and when the Company obtains a New Drug Application ("NDA").
     The Company will be required to file an NDA with the FDA and receive approval from the FDA before any U.S. commercial sales or marketing of DBD can commence.

     As of September 30, 1995, the Company had re-evaluated its investment in the assets acquired from Amswiss. Due to the Company's lack of working capital, the cost of the NDA filing, and recent developments in cancer research, along with new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the intangibles with a charge to its consolidated statement of operations aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and in addition, as a result of this decision, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in capital aggregating $1,381,647. Company management had decided it would be more beneficial for the Company to invest any funds raised or any funds available into the acquisition and development of the Feminine Hygiene Products. In September 1996, the Company entered into a Joint Venture Agreement with ABS Group, Inc. for DBD (See "Joint Venture").

     NNB is a peptide in the early stages of development. No determination can be presently made if a commercially feasible product can be developed from this peptide and the Company is not currently pursuing any further development.

     Anti-Sense had entered into an agreement with CRIC and the Group to develop two anti-sense oligonucleotide compounds for use as anti-tumor and anti-metastatic agents. Under the terms of the agreement, Anti-Sense was to pay $800,000 in cash, or, in kind by furnishing equipment, over a three year period which commenced with a payment of $167,000 on November 3, 1993.

     The Company believes that most research, including that acquired by Anti-Sense, is in the very early stages of development and it will take at least five to ten years and large sums of capital to develop commercially feasible products, if they can be developed at all.

     The Company has failed to meet its financial obligations under the terms of the Agreement with CRIC and the Group. Although the Agreement has not been formally canceled, the Company is not in a position to provide any of the funding required by the Agreement. Although no contact has occurred between the parties, the Company believes the likely result of its failure to fulfill its obligations under the Agreement will be the cancellation of the contract and the reversion to the Group of all rights to the compounds being developed.

     On November 1, 1993, Anti-Sense entered into an agreement with CRIC giving it the exclusive right to acquire a 50% ownership interest in KKKI-538, an antisense compound which has shown significant activity in controlling HIV in human tissue cells. During a 30 day test period, KKKI-538 has induced complete irreversible inhibition of HIV production in human cell cultures. Furthermore, in the same period, the compound has shown no cytotoxicity in non-inoculated cell cultures. The compound's effectiveness was tested and compared to the effectiveness of AZT and three other oligonucleotides. The AZT and three other oligonucleotides only demonstrated reversible action on HIV production.

     In accordance with the agreement, which was superseded by a new agreement on May 27, 1994, Antisense paid CRIC $100,000 as a non-refundable down payment and $300,000 on May 31, 1994. Antisense was required to pay CRIC an additional $50,000 in August 1994, $250,000 by December 15, 1994, $2,800,000 in 1995 and
$1,500,000 in 1996 until a total of $5,000,000 had been paid.

     The Company has not made any of the payments required under the Agreement since May 31, 1994. The Company is not currently in a position to make any payments required by the contract and the likely result is that the contract will be terminated and the Company will lose all rights to KKKI-538.

     On December 13, 1993, the Company entered into an agreement with the Cornell Research Foundation ("CRF") and acquired ADT, CRF's patented process for a non-invasive method of diagnosing Alzheimer's Disease. The test, developed by Dr. John Blass, requires only a simple skin biopsy to be cultured for diagnosing a neural abnormality present in Alzheimer's patients. The Company believes that this test method provides substantial benefits, both financially and medically, when compared to the current methods and costs involved in diagnosing Alzheimer's. Currently, Alzheimer's disease can only be diagnosed by a process of elimination, spinal taps or post mortem exams. The tests involved in the process of elimination method are both costly to administer and subject the patient to substantial discomfort. Spinal taps are extremely discomforting and involve the insertion of a needle into the spine to withdraw spinal fluid, which must then be analyzed in a laboratory. It is not unusual for the spinal fluid to become contaminated during the initial tap procedure and for additional spinal taps to be required, subjecting the patient to extreme discomfort.

     The Company believes that by using its Alzheimer's diagnostic test, doctors can save patients substantial expense by not having to perform a variety of elimination tests and can save the patient substantial discomfort by using its non-invasive procedure.

     The Company paid CRF $20,000 when the agreement was signed and has agreed to pay an additional $25,000 within six months, or 25,000 shares of unregistered, restricted common stock of the Company, at CRF's option. CRF decided to accept the common stock in lieu of cash. In addition, it will also pay CRF $40,000 once the licensed product has reached $250,000 in sales. The Company will also pay a royalty of 5% of net sales and, beginning in the fourth year of the agreement a minimum royalty of $25,000.

     During the last year and a half, substantial progress has been made in the development of pharmaceutical products for the treatment of Alzheimer's Disease. As a result of these developments, the Company believes that the full development of its diagnostic test and the commercialization of the test is more desirable now, than when first acquired. As of now, the Company does not have the funds available to complete the development of the test, or on the completion of the development into a marketable product, enough funds to properly market the product. The Company intends to seek and conclude an agreement with a sub-licensee or joint venture partner for ADT.

     On August 19, 1994, the Company entered into an agreement with the Research Foundation of State University of New York and acquired the rights to a patented "Antiviral Composition and Method", consisting of ingredients which are "generally recognized as safe and effective" in humans (GRAS status), which kills the HIV and Hepatitis B viruses on contact. In addition to a down payment of $15,000, the Company will pay the Foundation a royalty of 5% of net sales with a minimum royalty of $25,000 commencing in 1998.

     The Company intends to combine this antiviral compound into a spermicidal formula, utilizing currently approved ingredients, and intends to offer such product for sale to third world governments or through humanitarian health organizations. In addition the Company intends to seek an agreement with a sub-licensee or joint venture partner for this item.

     The acquisition of the Feminine Hygiene brands, discussed earlier, will provide the Company with a marketing base for the anti-viral compound. The Feminine Hygiene Brands being acquired already have a spermicidal formula. In addition, these brands have U.S. market presence.

         Joint Venture

     On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (a Utah Corporation) to finance the final development of DBD (also know as Mitalactol). Under terms of the agreement, Advanced (now known as ABS Group, Inc.) and Biopharmaceutics formed a limited liability company (LLC) which shall have as its primary business, the further development, regulatory processing and commercial exploitation of DBD. ABS will provide $1,000,000 as a contribution to capital of the LLC to be utilized for the purposes stated. As additional consideration, ABS shall pay to the Company:
425,000 shares of common stock of ABS and $150,000 by October 31, 1996; $350,000 in common stock of ABS on the day preceding the filing of the treatment IND with the Food and Drug Administration (FDA) and $150,000 in cash; $500,000 in common stock of ABS upon approval of the IND or $250,000 in cash; if ABS elects to pay cash on the approval of the IND, payment of $500,000 in common stock of ABS upon filing the New Drug Application (NDA), if ABS elects to pay $500,000 in common stock on approval of the IND then ABS shall pay $250,000 in cash on filing the NDA; finally payment of $500,000 in common stock of ABS upon approval of the NDA. Profits shall be shared 60% to the Company and 40% to ABS until the Company recovers $2,000,000 in proceeds, thereafter 55% to the Company and 45% to ABS. The Company will manage the day to day operations of the LLC.

          Discontinued Operations

     In August, 1992, the Company obtained an exclusive license for the mass market manufacture and distribution of Treo. The license agreement provided, among other things, for the payment of an 8.5% royalty fee with a minimum royalty of $300,000 for the calendar year 1993, increasing to $900,000 in 1999.

     The Company had been engaged in litigation with its Treo licensor since 1994. On December 20, 1995, the United States District Court, Eastern District of New York granted the Licensor's counterclaim and dismissed all claims by Biopharm against both the Licensor and Avon. The Company's license was thereby terminated. As a result of the court' decision, the Company recorded a loss from discontinued operations for the year ended September 30, 1995, aggregating $1,621,543 and discontinued its Treo business. On December 13, 1996, Biopharm Lab, Inc. filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Act.

          Employees

     As of September 30, 1996, the Company had 35 employees.

          Competition

     Biopharm has approximately twenty-five principal competitors and competes in varying degrees with numerous other companies in the health care industry. The competition includes many prescription drug pharmaceutical companies, which, as a part of their business, market both brand name prescription drugs and generic versions of brand name drugs, after their patents expire. Most, if not all, of these competitors have greater financial and other resources, and are therefore able to expend more effort than Biopharm in such areas as marketing and product development.

     In the biotechnology field, the Company competes with numerous large biotechnology firms and biotechnology subsidiaries of major pharmaceutical companies, most of whom also have substantially greater financial capability than the Company and are therefore able to expend far greater amounts on research and development than the Company. The Company is not a significant factor in this market at the present time.

         Recent Developments-Financing

     In July, 1992, the Board of Directors approved the offering pursuant to Regulation S of 2,550,000 shares and warrants to purchase an additional 550,000 shares of common stock to certain non-United States persons. In connection with this offering, the Company received approximately $2,194,000 from October, 1992 to January, 1993.

     In June, 1993, the Board of Directors approved a second offering pursuant to Regulation S of 3,750,000 shares, as amended. In connection with this offering, the Company received approximately $224,000 in July 1993 and additional $3,705,000 from October, 1993 to September, 1994.

     In April, 1994, the Board of Directors approved an additional offering pursuant to Regulation S of 4,000,000 shares. In connection with this offering, the Company received approximately $1,025,000 from May, 1994 to September, 1994, resulting from the sale of 1,448,570 shares of common stock. In 1995, an additional 2,436,042 shares of common stock were sold for approximately $1,026,000.

     During the year ended September 30, 1994, options for the issuance of 686,100 common shares were exercised (Note 18). Additionally, 122,339 shares were issued from Treasury in exchange for trade obligations and for the purchase of an exclusive license for a patented process to diagnose Alzheimer's disease (Note 6).

     In March 1995, the Board of Directors approved another offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $1,220,000 from March, 1995 to September 1995, resulting from the sale of 3,109,937 shares of common stock. Subsequent to September 30, 1995, an additional 1,273,071 shares of common stock were sold for approximately $217,000.

     In January 1996, the Board of Directors authorized the issuance of 669,300 shares to pursue the acquisition of the Feminine Hygiene product line from London International U.S. Holdings, Inc. In February 1996, the Board authorized the president to enter into two Regulation S agreements for the placement of shares to generate capital of $2,200,000 to effect the acquisition of the Feminine Hygiene product line. The Company issued 10,572,257 shares to complete the transaction and received $2,330,658.


ITEM 2.  PROPERTIES

     The Company presently leases a 30,000 square foot facility in Bellport, New York, which contains the Company's headquarters, warehousing and manufacturing facilities. The lease is on a month to month basis. The current space is adequate to meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     MEDICARE/MEDICAID -- On August 31, 1989, the Company was convicted, in the United States District Court for the Eastern District of New York, of one count of mail fraud conspiracy, three counts of mail fraud and nine counts of false representation of material facts on Medicare/Medicaid claims, in the conduct of its Medicare operations, which were conducted under prior management and discontinued in May 1986. The Company was sentenced to a total of approximately $174,000 in fines on the various counts. The fine was accrued and charged to discontinued operations in the year ended September 30, 1989.

     On November 17, 1995, the Company announced that the United States District Court had reduced the fine to $50,000, payable $25,000 by December 13, 1995 and $25,000 by May 13, 1996. The fine accrued no interest if the Company complied with the payment schedule. Both payments were made on time and the Company received a Satisfaction of Judgment from the Government.

     U.S. DEPARTMENT OF JUSTICE -- In December 1991, Biopharm was served with a Grand Jury Subpoena Duces Tecum seeking production of certain documents to be presented to a Federal grand jury in the United States District Court of the District of Maryland. The Company learned that a number of other companies in the generic drug industry had also received similar subpoenas. As a result of the investigation the Justice Department advised Biopharm that it would be charged with violations of 18 U.S.C. Section 1001. Biopharm thereupon entered into a Plea Bargain Agreement with the U.S. Justice Department, on July 8, 1993, and agreed to plead guilty to three counts of filing false statements in connection with three separate ANDAs filed with the FDA between 1988 and 1989. Biopharm agreed to pay a fine of $350,000 over a three year period, commencing with a $50,000 payment 45 days after July 8, 1993, an additional $50,000 12 months thereafter and the balance of $250,000 with accrued interest over the next two years.

     Biopharm made its first payment subsequent to the initial payment due date, and otherwise was not in default of the settlement agreement. Management does not anticipate that the late payment default will materially affect the daily operations of the Company. The balance of $200,000 due the U.S. Justice Department was payable $75,000 in July 1995 and $125,000 in July 1996. The Company was unable to meet the July 1995 requirement and made monthly payments until the 1995 amount was paid in full. The Company was unable to meet the July 1996 requirement and is making monthly payments. As of September 30, 1996, the balance was reduced to $95,000 and as of December 31, 1996 the balance was reduced to $55,000.

     The Company is involved in an administrative proceeding commenced by, and pending before a Regents Review Committee of the New York State Education Department. The proceeding was commenced to determine whether or not the Company's license to operate as a manufacturer in New York should be revoked or suspended, based upon the Company's 1993 guilty plea in Federal Court on a variety of charges related to ANDA filings with the Food and Drug Administration ("FDA") in 1988 and 1989 (Note 9(a)). A hearing before the Regents Review Committee is scheduled to take placed in March, 1997. Company's legal counsel is of the opinion that there is ample basis for reaching a reasonable disposition of this matter without affecting the Company's manufacturing operations.

     PRIMAVERA AND AVON -- On July 26, 1994, the Company and its subsidiary commenced an action against Primavera Laboratories, Inc. ("Primavera") and Avon Products, Inc. ("Avon") in the State Court, later removed to the United States District Court, Eastern District of New York. Primavera is the licensor of Treo and holder of the patent covering Treo. In August 1992 the exclusive retail Mass Market rights were granted to the Company. Primavera subsequently granted a license to Avon to manufacture and sell the same patented product in a different market than that exclusively granted to the Company. The complaint alleged various breaches and other violations by defendants of the Company's exclusive license and right to manufacture, market and sell Treo in the retail Mass Market, seeking damages and a permanent injunction against Primavera and Avon enjoining Avon's activities in the retail Mass Market.

     The Company's motion for a preliminary injunction was denied. Primavera interposed a counterclaim alleging breaches by the Company for promotion and marketing of the product under the License Agreement, seeking a cancellation of the Treo license.

     In November 1995, a Federal District Court issued a Preliminary Injunction enjoining the Company and Lab from marketing Treo for the 1996 season. In December 1995, the Federal District Court issued a Final Judgment terminating the Company's and Lab's rights to the Treo license and dismissing all of the Company's claims against Primavera and Avon. In May 1996 the Company announced it had decided not to pursue an appeal from the adverse decision.

     AMSWISS SCIENTIFIC, INC. -- Amswiss Scientific, Inc. ("Amswiss") (Note 16) commenced an action against the Company in the U.S. District Court for the southern district of New York on December 16, 1996. Amswiss asserted a claim for an amount to be ascertained at trial, but believed by Amswiss to be at least two millions dollars, plus cost and attorney's fees arising from the alleged failure of the Company to file a Registration Statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

     The following items were approved by the Shareholders at the Annual Meeting held on June 28, 1996:

       1.  Election of Directors; Edward Fine and Russell Cleveland.

       2. The ratification of the re-appointment of Farber, Blicht & Eyerman, LLP as auditors.

       3. The amendment of the Certificate of Incorporation to increase the authorized capital stock of the Company to 75,000,000 shares, par value $.001 per share.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the NASDAQ OTC Bulletin Board under the symbol "BOPH."

     Prior to December 1, 1986, the Company's Common Stock was listed on the National Association of Securities Dealers, Inc. automated quotation system under the symbol "PATS." On December 19, 1986, the Company's Common Stock was listed on The American Stock Exchange (AMEX) under the symbol ("IGN.") On May 24, 1988, trading commenced on the AMEX under the symbol BPH, reflecting the most recent name change from Integrated Generics, Inc. to Biopharmaceutics, Inc. On July 13, 1995 the AMEX delisted the trading of the Company's Common Stock. On July 14, 1995, the Company was listed on the NASDAQ OTC Bulletin Board under the symbol "BIOP." On May 2, 1996, the Company's symbol was changed by NASDAQ to BOPH.

     As of November 30, 1996, there were approximately 950 holders of record of Common Stock and approximately 7,000 holders in street name. On that date, the Company's Common Stock closed at $0.385 per share on NASDAQ OTC Bulletin Board.

     The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that dividends will not be paid to shareholders.

     The trading range for the stock for each quarterly period from October l, 1993 to September 30, 1996 was as follows:
                                                  High             Low

             Oct. l - Dec. 31, 1993              $3.0625           $1.1250
             Jan. 1 - Mar. 31, 1994              $2.25             $1.50
             Apr. 1 - June 30, 1994              $1.75             $1.0625
             July 1 - Sept. 30, 1994             $1.9375           $1.00

             Oct. 1 - Dec. 31, 1994              $1.25             $0.5625
             Jan. 1 - Mar. 31, 1995              $1.25             $0.375
             Apr. 1 - June 30, 1995              $0.875            $0.4375
             July 1 - Sept. 30, 1995             $0.6563           $0.3l25

             Oct. 1 - Dec. 31, 1995              $0.60             $0.25
             Jan. 1 - Mar. 31, 1996              $0.53             $0.21
             Apr. 1 - June 30, 1996              $0.43             $0.28
             July 1 - Sept. 30, 1996             $0.32             $0.25




ITEM 6.  SELECTED FINANCIAL DATA

         (Amounts in Thousands Except Per Share Data)

                                         Years Ended September 30,
                               1996     1995      1994      1993      1992
Selected Operating Data

Continuing Operations:
  Revenues                   $3,725   $1,533     $2,057    $1,989    $2,375
  Net Loss                     (799)  (7,986)    (3,425)   (2,292)   (1,636)
  Net Loss Per Share           (.02)    (.35)      (.18)     (.22)     (.20)


Discontinued Operations:
  Net Income (Loss)           $ 774  $(1,622)   $(1,246)    $(788)  $   924
  Net Income (Loss) Per Share   .02     (.07)      (.07)     (.08)      .11

Selected Balance Sheet Data
  Total Assets               $5,817    $1,421   $10,552    $2,222    $2,422
  Total Liabilities           5,424     3,639     3,985     3,369     2,875
  Long-Term Debt              3,026     1,131     1,525     1,150     1,204

Shareholders' Equity (Deficiency
  in Assets)                    393    (2,218)    6,567    (1,147)     (453)
Dividends Declared             None      None      None      None      None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of common shares, $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995, and $2,547,658 in 1996; convertible debentures of $800,000 in 1992 and the settlement of claims against past management of $924,076 in 1992. As of September 30, 1996, the Company had cash of approximately $45,000.

     As a result of the United States District Court's decision on December 20, 1995, the Company's license for Treo had been terminated and therefore the Company wrote-off the assets associated with Treo as a discontinued operation as of September 30, 1995.

     The Company completed its acquisition of a product line from LIUSH which has previously generated sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of approximately $3,600,000 and was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 to be paid over a number of years. The brands being acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is one of the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

     Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company is using nine independent manufacturers rep organizations to sell the Feminine Hygiene products. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that made by LIUSH, expanding the customer base and by receiving greater support from the Company in promoting the products.

     The Company also anticipates that the approval of the additional products by the FDA in 1996, which increased the number of products offered by Biopharm to its customers and with the addition of three significant new customers, should enable Biopharm to increase sales and provide a basis for profitability in fiscal 1997.

     The Company believes that the foregoing, along with the additional capital raised through September 1996 will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 were waived by the holder and eliminated in the conversion of the debentures to a new series on December 15, 1996.

         RESULTS OF OPERATIONS

         1996 compared to 1995

     Sales for the fiscal year ended September 30, 1996 totaled $3,725,22l, an increase of 143% from sales of $1,532,649 in 1995. The increase occurred primarily from the sales of feminine hygiene products of $1,705,337, the product line that was acquired in March 1996. Sales of existing products increased 31% over the comparable period in 1995. The Company operated at a gross profit of 16% in 1996 due to the contribution of the new product line versus a negative gross profit of 50% in 1995. Negative margins in 1995 were attributable to sales levels not being sufficiently high to absorb fixed overheads in the manufacturing operation. Selling, general and administrative expenses increased $402,682 to $1,434,036 in fiscal 1996 compared to $1,031,354 in 1995 due primarily to marketing and other expenses of the feminine hygiene products division. Expenses increased by $110,300 in advertising; $78,802 in commissions; $65,890 in freight out; $6,525 in promotion as well as $95,819 in legal expenses.

     The Company incurred $14,426 in research and development expenses in 1996 compared to $62,311 in 1995. Amortization of intangibles of $99,600 represents tradename and trademark amortization from assets acquired in the feminine hygiene acquisition in March 1996 and amortization of licenses. It compares to the amortization of the Amswiss assets of $545,377 which was written off in September 1995 and other license amortization of $30,887. Other income for 1996 includes income related to the contribution of licenses and rights to the joint venture of $400,750 and a gain on the disposition of equipment of $62,500. Interest expense of $298,821 for the year ended September 30, 1996 includes $100,688 to finance the $2,000,000 in notes payable financing the feminine hygiene acquisition. The gain on disposal of discontinued operations represents the recovery of liabilities remaining on filing Chapter 7 bankruptcy proceedings for Biopharm Lab, Inc. (Treo) which was written off to discontinued operations in 1995.

         1995 compared to 1994

     Sales for 1995 totaled $1,532,649, a decrease of 26% from sales of $2,057,383 in 1994. The decrease occurred primarily from one customer, who had accounted for 54% of sales in 1994 and who decided to phase down its purchases over fiscal 1995 to represent only 23% of current year shipments. The Company has replaced this customer with three significant new customers who should more than offset the level lost. The Company operated at a negative gross profit of 50% for 1995 compared to a negative gross profit of 23% in 1994 due to lower sales volume. The negative margins were attributable to sales levels not being sufficiently high to absorb fixed overheads in manufacturing. General and administrative and selling expenses decreased to $1,031,354 from $1,575,870 in 1994 due primarily to legal expenses of approximately $440,000 incurred for the Primavera/Avon suit which were charged to discontinued operations. Legal expenses in 1994 of $461,000 included approximately $80,000 of Primavera/Avon expense. The majority of other expenses were generally in line with 1994.

     The Company incurred research and development expenses in 1995 of $62,311 compared to $633,154 in 1994 expended in connection with an agreement with the Central Research Institute of Chemistry of the Hungarian Academy of Sciences for the development of an anti HIV compound. Lack of working capital curtailed further funding in 1995. The Company began amortization of its rights acquired from Amswiss Scientific, Inc. in 1994. The rights were being amortized over a period of fifteen years. The Amswiss rights were written off at September 30, 1995 due to delays in funding the NDA. Interest expense, attributable to the convertible debentures, was essentially in line with prior years.

          1994 compared to 1993

     Shipments for 1994 amounted to $2,057,383, an increase of 3% from sales of $1,989,260 in 1993. The Company operated at a negative gross profit in 1994 of 24% compared to a negative gross profit of 27% in 1993. The negative margins are attributable to sales levels not being high enough to absorb the fixed overheads in manufacturing. Selling, general and administrative expenses increased to 1,575,870 from 1,121,645 in 1993 due primarily to advertising and promotional expenses.

     The Company incurred research and development expenses in 1994 in connection with an agreement with the Central Research Institute of Chemistry of the Hungarian Academy of Sciences for the development of an anti-HIV compound. The Company also began the amortization of its rights acquired from Amswiss Scientific, Inc. on November 15, 1993. The rights were amortized over a period of fifteen years. Interest expense was essentially in line with 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Schedules, at page F-1, which immediately follows page 31.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following list sets forth information as of November 30, 1996, as to all directors and executive officers of the Company during its fiscal year ended September 30, 1996.

     EDWARD FINE, age 54, has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1987. From 1979 until 1985, Mr. Fine was President and a director of Newtron Pharmaceuticals, Inc., a company engaged in the manufacturing and sale of generic prescription and over-the-counter pharmaceutical products. Mr. Fine has been President and a director of Biopharm since 1986. From October 1986 through September 1987, Mr. Fine was an officer and a director of the Company. Effective October 1, 1987, Mr. Fine became President and Chief Executive Officer of the Company. From 1982 until 1988, Mr. Fine was a member of the Board of Directors of the National Association of Pharmaceutical Manufacturers.

     INGRID FINE, age 55, was President of Biopharm from September 1985 until September 1986. Since October 1986, Ms. Fine has been Vice President of Purchasing for Biopharm. Ingrid Fine is the spouse of Edward Fine, the Company's President.

     WILLIAM C. KUGLER, age 58, has been Vice-President-Finance of the Company since January 18, 1993. From 1983 to 1992 Mr. Kugler was Vice President-Finance of Telebyte Technology Inc.

     RUSSELL CLEVELAND, age 58, is a director of the Company. Mr. Cleveland is a principal in Renaissance Capital Partners, Ltd., Renaissance Capital Partners II, Ltd., Renaissance Capital Growth and Income Fund III, and certain affiliates engaged in the finance and investment industry, for more than the past five years. Mr. Cleveland serves as a director of Greiner Engineering, Inc., Global Environment, Inc., International Movie Group, Inc., and Unico, Inc.

     JONATHAN ROSEN, age 34, is a director of the Company. Mr. Rosen is President of APC Capital, an investment banking firm with offices in Los Angeles and Great Britain and has been an adviser to Biopharmaceutics since 1992. Mr. Rosen is also Chief Executive of Capital Industries LLC, a pharmaceutical supply company and a director and officer of Capitol Pharmacies, Inc., a Capitol Industries subsidiary.


ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers who were serving as executive officers during and at the end of the last completed fiscal year ended September 30, 1996 for services rendered in all capacities to the company and its subsidiaries for each of the Company's last three fiscal years.

                           Summary Compensation Table

                                                    Long Term      All Other
                              Annual Compensation  Compensation  Compensation**
                                                                    Awards*

                                                     Securities
                                                     Underlying
Name and Principal Position   Year   Salary   Bonus   Options

Edward Fine                   1996  $130,000   None    None        $12,000
  Chairman of the Board       1995   130,000   None    None         12,000
  and CEO, President          1994   130,000   None    None         12,000

William C. Kugler (2)         1996  $ 70,000   None    None
  Vice President              1995    70,000   None    None
                              1994    70,019   None    None

Ingrid Fine (2)               1996  $ 65,000   None    None        $ 3,600
  Vice President              1995    65,000   None    10,000 sh     7,900
                              1994    64,124   None    None          8,700

Executive Officers of         1996  $302,700   None
Company as a Group            1995   302,700   None
                              1994   264,144   None


  * The Company has never granted stock appreciation rights ** Represents aggregate annual cost of automobiles provided and maintained for Edward Fine and Ingrid Fine during fiscal years

(1) The Company has entered into an Employment Agreement with Edward Fine, its President and Chief Executive Officer, for a period of five years, commencing October 1, 1993. Pursuant to the terms of the Employment Agreement, Mr. Fine will receive an annual salary of $130,000, plus a bonus based upon the profitability of the Company of 5% of the Company's annual pre-tax profit, to a maximum bonus of $1.5 million per year. In addition, the contract provides for a payment of $1,000 per month for automobile expenses and costs and participation in any additional fringe benefit plans in effect with respect to executives of the Company. The Company does not have employment agreements with any other executive officers.

(2) The Company provided and maintained an automobile for use by Ingrid Fine in connection with Company business during fiscal 1996. The aggregate annual cost to the Company for this automobile was approximately $3,600. To the extent that this automobile was used for other than Company business, the costs may be considered compensation to the above-named individual. No value for personal use of automobile by such individual has been included in the compensation table set forth above. In addition, the Company provided Messrs. Fine and Kugler, and Ingrid Fine, with medical and hospitalization coverage during fiscal 1996 and Mr. Fine with disability coverage, under plans that were not available to all employees of the Company. The aggregate annual cost to the Company for such coverage was approximately $19,000, and such cost may be considered compensation to the above-named individuals. No value for such coverage has been included in the compensation table set forth above.

                 Aggregate Options Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

     The following table sets forth information with respect to each exercise of stock options during the fiscal year ended September 30, 1996 by the Named Executive Officers, the option values on the dates of exercise, the number of shares covered by both exercisable and unexercisable options as of fiscal year end, and the year end values of such option.

                                       Number of Securities       Value of
                                      Underlying Unexercised   Unexercised in-
                                      Options at Fiscal Year  the-Money Options
                                             End (#)          at Fiscal Year End
                                                                   (1)(S)
                   Shares
                Acquired on   Value       Exer     Unexer      Exer    Unexer
  Name          Exercise   Realized(1)   cisable   cisable    cisable  cisable
                   (#)         ($)
Edward Fine         0           0        350,000      0        None       None
Ingrid Fine         0           0         35,000      0        None       None
William C. Kugl     0           0         35,000      0        None       None
Jennie Porcaro      0           0         25,000      0        None       None


(1) Value is based on market value of the common stock at exercise date (for value realized) on fiscal year end (for value of unexercised options) minus the option exercise price.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)       Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth information at November 30, 1996 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:

          Name and Address         Amount and Nature of
        of Beneficial Owner        Beneficial Ownership      Percent of Class

Edward Fine (1)                          1,399,000                 3.5%
Amswiss Scientific, Inc. (2)             2,103,017                 5.2%
Jonathan Rosen (4)                         270,000                 .01%
Ingrid Fine (3)                             56,000                   0%
William Kugler (3)                          35,000                   0%
Russell Cleveland                           32,413                   0%
All Directors and Officers as
a Group (6 persons)(3)                   1,792,413                 4.4%

(1) Includes 350,000 shares underlying an incentive stock option pursuant to the Company's 1993 plan exercisable at $0.50 per share. Mr. Fine disclaims beneficial ownership of shares underlying present holdings and options held by his wife, Ingrid Fine, and shares underlying an incentive stock option held by his son, Stuart Fine, a key employee of the Company.

(2) Includes the balance of 4,000,000 shares acquired November 18, 1993, less 800,000 shares canceled as of September 30, 1995. Does not include warrants to purchase 1,600,000 shares at $2.00 per share which expire November 18, 1998.

(3) Represents stock options to acquire shares of the Company's common stock as follows: Pursuant to the Company's 1993 Stock Option Plan, (i) Ingrid Fine holds options to purchase an aggregate of 35,000 shares at exercise price of $0.50 per share, (ii) Mr. Kugler has an option to acquire 35,000 shares at an exercise price of $0.50 per share.

(4)      Represents shares held in the name of Anglo Pacific Company, Limited.

(c)               Changes in Control

                  See the section of this Report under the heading Biotechnology for a description of a transaction with Amswiss Scientific, Inc., which, when consummated, resulted in the issuance of approximately 4,000,000 shares of Company common stock to Amswiss shareholders, subsequently reduced by 800,000 forfeitable shares on September 30, 1995, representing, in the aggregate, approximately 11.9% of the Company's common stock, after issued basis, at that time.

                  In addition, see the section of this Report under the heading Certain Relationships and Related Transactions for a discussion of the Renaissance transaction pursuant to which Renaissance Capital Partners, Ltd. holds debentures convertible into 4,000,000 shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 12, 1991 the Company entered into a Convertible Debenture Loan Agreement (the "Loan Agreement") with Renaissance Capital Partners, Ltd. ("Renaissance"), pursuant to which Renaissance agreed to purchase from the Company up to $1 million in principal amount of 12 1/2% convertible debentures (the "Debentures"). The Debentures are convertible into shares of common stock of the Company at a conversion price of $.25 per share, subject to adjustment under certain circumstances. The Agreement was the result of a letter of intent dated August 2, 1991. The closing price of the Company's Common Stock on August 2, 1991 was $0.25 per share. The closing price on September 12, 1991 was $1.0833 At the initial closing of the transaction, Renaissance purchased $300,000 in principal amount of Debentures. Renaissance purchased an additional $350,000 in principal amount of Debentures on February 14, 1992. The final purchase of $350,000 in principal amount of Debentures occurred in July 1992.

     As a condition to Renaissance's investment, Mr. Edward Fine, President of the Company, agreed to purchase up to $150,000 in principal amount of Debentures on the same terms as Renaissance. At the initial closing of the Renaissance transaction, Mr. Fine purchased $50,000 in principal amount of Debentures. As of September 16, 1992, Mr. Fine had completed the purchase of the additional $100,000 of debentures. In 1993 Mr. Edward Fine transferred $50,000 in debentures to Milton Fine, his father.

     All of the Debentures bear interest at the rate of 12 1/2% per annum, payable quarterly, and are subject to quarterly sinking fund payments of $30 per $1,000 of principal remaining outstanding, commencing October 1, 1994. The Company has obtained an extension until October 1, 1996 for the aforementioned redemption installments. If not sooner redeemed or converted, the Debentures shall mature on October 10, 1998, at which time all then remaining unpaid principal and interest will be due and payable in full. In June 1995 Mr. Edward Fine exercised his option to convert $100,000 of convertible debentures into 400,000 shares of common stock. In addition, Milton Fine, the father of Edward Fine, converted $50,000 in debentures into 200,000 shares of common stock.

     The Company has the right to redeem the Debentures commencing in the fourth year following issuance of the first Debenture at a premium of 15% over par if redeemed during the fourth year, 10% over par if redeemed during the fifth year and 5% over par if redeemed during the sixth year or thereafter.

     As an additional condition to the investment by Renaissance, Outback Oil and Mineral Exploration Corp. ("Outback"), which owned, immediately prior to the Renaissance investment, approximately 27.58% of the outstanding common stock of the Company, forgave all interest then owing on the Company's subordinated note payable to Outback, reduced the outstanding principal amount thereof to $175,000, and agreed to surrender to the Company for cancellation up to 500,000 shares of the Company's common stock then held by Outback. All of the 500,000 shares have been surrendered as of September 30, 1992.

     In addition, in June 1992, in exchange for a waiver of any claims the Company might assert against Outback, Outback fully released the Company of its obligation under the subordinated note payable.

     Russell Cleveland, a director of the Company, is also a major shareholder and principal of Renaissance. As such, Mr. Cleveland may have conflicting interests with those of the Company with respect to Renaissance ownership of $1,000,000 of the Debentures and conversion, redemption or continued holding thereof.
                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      Documents filed as part of this report:

         (1) and (2) - See Index to Consolidated Financial Statements and Schedules included herein.

         (3)  Exhibits - None

(B)      Reports Filed on Form 8-K during the Fourth Quarter

         8-K dated October 9, 1996, announcing the Joint Venture Agreement with Advanced Biological Systems, Inc.

         8-K dated December 12, 1996 announcing the appointment of Jonathan Rosen to its Board of Directors.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOPHARMACEUTICS, INC.



                                           By:      /s/ Edward Fine
                                                   Edward Fine
                                                   President and
                                                   Chief Executive Officer



                                           By:     /s/ William C. Kugler
                                                   William C. Kugler
                                                   Vice President-Finance
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     /s/ Edward Fine
--------------------------------
       EDWARD FINE               President, Chief Executive
                                       Officer and Director    January 30, 1997

 /s/ Russell Cleveland
--------------------------------
    RUSSELL CLEVELAND                     Director             January 30, 1997


    /s/ Jonathan Rosen
--------------------------------
      JONATHAN ROSEN                      Director             January 28, 1997

                             BIOPHARMACEUTICS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED SEPTEMBER 30,
                               1996, 1995 AND 1994

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX



                                                                Page
                                                               Number

Auditor's Report ............................................     1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
 September 30, 1996 and 1995 ................................   2 - 3
Consolidated Statements of Operations for the
 Years Ended September 30, 1996, 1995 and 1994 ..............     4
Consolidated Statements of Shareholders' Equity (Deficiency
 in Assets) for the Years Ended September 30, 1996, 1995
 and 1994 ...................................................   5 - 7
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1996, 1995 and 1994 ..............   8 - 9
Notes to Consolidated Financial Statements ..................  10 - 28


FINANCIAL STATEMENT SCHEDULES:

Schedule VIII - Valuation Accounts ..........................     29

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants
255 Executive Drive
Plainview, NY 11803-1715
Telephone: (516) 576-7040
Facsimile: (516) 576-1232



Board of Directors and Shareholders
Biopharmaceutics, Inc.
Bellport, New York


     We have audited the accompanying consolidated balance sheets of Biopharmaceutics, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopharmaceutics, Inc. and Subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.





Plainview, New York
November 14, 1996 (except for notes
10, 16 and 17, the latest of which
is dated December 17, 1996).

                                          .





                             BIOPHARMACEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND 1995

                                     ASSETS






                                                  1996         1995
                                                  ----         ----
Current assets:
 Cash                                        $    44,775    $  86,664
 Trade receivables, less allowance
  for doubtful accounts of $25,000;
  $22,000 in 1995 (Schedule VIII)                587,457      268,957
 Note receivable (Note 16)                       150,000         -
 Inventories (Note 3)                            538,359      493,671
 Prepaid expenses and other
  current assets                                 136,839       27,953
                                               ---------    ---------
         Total current assets                  1,457,430      877,245

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization (Note 4)                       333,653      443,267
Investment in restricted securities
 (Note 16)                                       250,750         -
Intangible assets, at cost, net of
 accumulated amortization (Note 5)             3,677,225         -
Licensing costs, net of accumulated
 amortization (Note 6)                            64,901       70,301
Sundry                                            32,729       30,119
                                              ----------   ----------
                                              $5,816,688   $1,420,932
                                              ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND 1995

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)




                                               1996          1995
                                               ----          ----
Current liabilities:
 Accounts payable - trade                  $   938,577   $ 1,027,865
 Accrued expenses (Note 7)                     727,238     1,043,676
 Customer credit balances payable                 -          196,320
 Medicare judgment payable (Note 8)               -           50,000
 Current maturities of long-term
  debt (Note 9)                                732,100       190,000
                                           -----------    ----------
         Total current liabilities           2,397,915     2,507,861
                                           -----------    ----------
Long-term debt (Note 9)                      1,622,792       130,982
                                           -----------    ----------
Convertible debentures payable
(Note 10)                                    1,402,941     1,000,000
                                            ----------    ----------
Commitments and contingencies
 (Notes 14 and 15)

Shareholders' equity (deficiency
 in assets) (Notes 10, 11, 16,
 and 18):
  Common stock - par value $.001
   per share:
    Authorized - 75,000,000 shares
    Issued - 40,871,078 shares;
     26,535,750 shares in 1995                   40,871        26,536
  Additional paid-in capital                 29,771,461    27,149,038
  Deficit                                   (27,915,406)  (27,889,599)
                                             -----------   ----------
                                              1,896,926      (714,025)
Less treasury stock, at cost
 (413,728 shares in 1996 and 1995)             (944,612)     (944,612)
 Notes receivable from officers
   and employees                               (559,274)     (559,274)
                                              ----------    ----------
                                                393,040    (2,217,911)
                                            -----------   -----------
                                            $ 5,816,688   $ 1,420,932
                                            ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                     1996         1995         1994
                                     ----         ----         ----
Sales                             $3,725,221  $ 1,532,649  $ 2,057,383
                                  ----------  -----------  -----------
Costs and expenses:
 Cost of sales                     3,141,054    2,303,224    2,542,912
 Selling, general and
  administrative                   1,434,036    1,031,354    1,575,870
 Research and development
  expenses                            14,426       62,311      633,154
 Amortization of intangibles          99,600      576,264      483,659
                                  ----------  -----------  -----------
                                   4,689,116    3,973,153    5,235,595
                                  ----------  -----------  -----------
                                    (963,895)  (2,440,504)  (3,178,212)
                                  ----------  -----------  -----------
Other income (deductions):
 Loss on write-off of
  intangible assets (Note 16)           -      (5,526,587)        -
 Settlement of medicare
  judgement (Note 8)                    -         229,524         -
 Income related to contribution
  of licenses and rights to
  joint venture (Note 16)            400,750         -            -
 Gain on disposition of equipment     62,500        2,758         -
 Interest expense (including
  interest to officer of
  $6,165 in 1995; $12,500 in
  1994)                             (298,821)    (251,438)     (246,629)
                                  ----------  ------------  ------------
                                     164,429   (5,545,743)     (246,629)
                                  ----------  ------------  -----------
Loss from continuing operations     (799,466)  (7,986,247)   (3,424,841)
                                  ----------  ------------  -----------
Discontinued operations (Note 17):
 Operating loss                         -        (429,936)    (1,245,924)
 Gain (loss) of disposal             773,659   (1,191,607)         -
                                  ----------  ------------   ------------
                                     773,659   (1,621,543)    (1,245,924)
                                  ----------  ------------   ------------
Net loss                          $  (25,807) $(9,607,790)   $(4,670,765)
                                  ==========  ===========    ===========

Primary gain (loss)
 per share (Note 12):
  Continuing operations           $     (.02) $      (.35)   $      (.18)
  Discontinued operations                .02         (.07)          (.07)
                                  ----------  -----------    ------------
Net loss                          $       -   $      (.42)   $      (.25)
                                  ==========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                                                                  Notes
                                  Common Shares       Additional                               Receivable
                               Number of              Paid-in                    Treasury      Officers
                               Shares       Amount     Capital         Deficit     Stock       Employees         Total
                               ---------    -------   -----------  ------------- ------------  ------------     -----------
Balance, October 1, 1993       11,705,250   $11,705   $13,638,265  $(13,611,044)  $(1,186,196)  $     -         $(1,147,270)

Shares issued in
 connection with the
 exercise of stock options        686,100       686       559,274         -             -          (559,274)             686

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related
 expenses $296,040              4,798,421     4,798     4,428,992         -             -             -            4,433,790

Shares issued in connection
 with the purchase of
 certain intangible assets
 of Amswiss Scientific, Inc.    4,000,000     4,000     7,746,000         -             -             -            7,750,000

Shares issued (97,339)
 in exchange for accounts
 payable obligations                -           -         (55,284)        -           213,459         -              158,175

Shares issued (25,000)
 in exchange for license            -           -          14,063         -            28,125         -               42,188

Net loss for year ended
 September 30, 1994                 -           -           -        (4,670,765)        -             -           (4,670,765)
                               ----------   --------  -----------  ------------   -----------    ----------      -----------
Balance, September 30, 1994    21,189,771   $ 21,189  $26,331,310  $(18,281,809)  $  (944,612)   $ (559,274)     $ 6,566,804
                               ==========   ========  ===========  ============   ===========    ==========      ===========


The accompanying notes are an integral part of these financial statements.


                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                  (continued)


                                                                                                Notes
                                 Common Shares       Additional                               Receivable
                               Number of              Paid-in                    Treasury      Officers
                               Shares       Amount     Capital         Deficit     Stock       Employees         Total
                               ---------    -------   -----------  ------------- ------------  ------------     -----------
Balance, September 30, 1994    21,189,771   $21,189   $26,331,310  $(18,281,809)   $(944,612)    $(559,274)     $6,566,804

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $190,891                    5,545,979     5,547     2,049,175         -            -             -           2,054,722

Shares issued in exchange
 for convertible debentures       600,000       600       149,400         -            -             -             150,000

Forfeiture of shares in
 connection with the
 purchase of certain
 intangible assets of
 Amswiss Scientific, Inc.        (800,000)     (800)   (1,380,847)        -            -             -          (1,381,647)

Net loss for year ended
 September 30, 1995                 -           -            -       (9,607,790)       -             -          (9,607,790)
                               ----------    -------  -----------  ------------    ---------     --------      -----------
Balance, September 30, 1995    26,535,750    $26,536  $27,149,038  $(27,889,599)   $(944,612)    $(559,274)    $(2,217,911)
                               ==========    =======  ===========  ============    =========     =========     ===========

The accompanying notes are an integral part of these financial statements.


                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                   (continued)

                                                                                                 Notes
                                Common Shares       Additional                               Receivable
                               Number of              Paid-in                    Treasury      Officers
                               Shares       Amount     Capital         Deficit     Stock       Employees         Total
                               ---------    -------   -----------  ------------- ------------  ------------     -----------

Balance, September 30, 1995    26,535,750   $26,536   $27,149,038  $(27,889,599)   $(944,612)   $(559,274)      $(2,217,911)

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $31,973                    11,845,328    11,845     2,535,813         -             -           -             2,547,658

Shares issued as
 commission to investment
 banker in connection with
 the aforementioned
 Regulation S offerings         2,220,000     2,220        (2,220)         -            -           -                 -

Shares issued in
 connection with the
 Company's acquisition
 of the feminine hygiene
 product line (Note 5)            270,000       270        88,830          -           -            -                89,100

Net loss for year ended
 September 30, 1996                 -         -             -           (25,807)       -            -               (25,807)
                               ----------    -------   ----------- ------------    ---------    ---------      ------------
Balance, September 30, 1996    40,871,078    $40,871   $29,771,461 $(27,915,406)   $(944,612)   $(559,274)     $    393,040
                               ==========    =======   =========== ============    =========    =========      ============

The accompanying notes are an integral part of these financial statements.


                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              OR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

Cash flows from operating
 activities:                         1996             1995            1994
                                     ----             ----            ----
Loss from continuing operations  $  (799,466)     $(7,986,247     $(3,424,841)
Gain (loss) from discontinued
 operations                          773,659       (1,621,543)     (1,245,924)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization      303,805           835,304        761,374
  Loss on write-off of
   intangible assets                    -            5,526,587           -
  Loss on write-off of licenses         -              114,574           -
  Gain on disposition of equipment   (62,500)           (2,758)          -
  Income related to contribution
   of licenses and rights to
   joint venture                    (400,750)             -              -

 Canges in certain assets and
 liabilities:
  Accounts receivable               (318,500)          155,853        (19,025)
  Inventories                        (44,688)          808,167       (747,319)
  Other current assets              (108,886)           24,808         73,118
  Accounts payable - trade           (89,288)         (274,017)       732,242
  Accrued expenses                   (44,479)          370,301         72,524
  Customer credit balances          (196,320)          115,859         24,961
  Medicare judgment payable          (50,000)         (229,524)        31,000
  Deferred costs                        -                 -           128,757
  Sundry                              (2,610)           21,365        (20,380)
                                  ----------        ----------     ----------
Net cash used in
 operating activities             (1,040,023)       (2,141,271)    (3,633,513)
                                  ----------        ----------     ----------
Cash flows from investing
 activities:

Purchase of property, plant
 and equipment                       (32,091)          (36,773)       (94,226)
Payments for licensing
 agreements                             -                 -           (35,000)
Proceeds from sale of property,
 plant and equipment                    -               10,000           -

Intangible assets acquired        (3,682,325)             -          (180,646)
                                  ----------        ----------     ----------
Net cash used in
 investing activities             (3,714,416)          (26,773)      (309,872)
                                  ----------        ----------     ----------
Balance carried forward           (4,754,439)       (2,168,044)    (3,943,385)
                                  ----------        ----------     ----------


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                     1996            1995            1994
                                     ----            ----            ----
Balance brought forward          $(4,754,439)    $(2,168,044)    $(3,943,385)
                                 -----------     ------------    -----------
Cash flows from financing
 activities:

Revolving credit loan activity:
 Borrowings                             -                -         1,855,000
 Repayments                             -                -        (2,071,488)
Repayment of term debt                  -                -           (75,765)
Proceeds of Company's
 Regulation S offerings, net
 of related expenses of
 $31,973; $190,891 in 1995;
 $296,040 in 1994                  2,547,658        2,054,722      4,433,790
Long-term debt incurred            4,269,175          130,982           -
Repayments of long-term debt      (2,104,283)         (60,000)      (100,000)
Proceeds from the exercise
 of stock options                       -                -               686
                                 -----------      -----------    -----------
Net cash provided by
 financing activities              4,712,550        2,125,704      4,042,223
                                 -----------      -----------    -----------
Net increase (decrease)
 in Cash                             (41,889)         (42,340)        98,838
Cash at beginning of year             86,664          129,004         30,166
                                 -----------      -----------    -----------
Cash at end of year              $    44,775      $    86,664    $   129,004
                                 ===========      ===========    ===========

Supplemental disclosure of
 cash flow information:
  Cash paid during year:
   Interest                      $     4,000      $    60,000    $   147,000
                                 ===========      ===========    ===========



Non-cash financing activities:
 Reference is made to Notes 9,
 16 and 18 for certain non-cash
  financing activities.

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 1.  Summary of Significant Accounting Policies

           a)  The Company

                 Biopharmaceutics,  Inc.  (the  "Company")  is  a  manufacturer
of  generic pharmaceutical   products  and  a  distributor  of  consumer
feminine hygiene products. These products are sold nationwide to major chain stores, distributors, wholesalers and clinics.

           b)  Principles of consolidation

                 The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


           c)  Revenue recognition

                 Sales are recognized as products are shipped.

           d)  Inventory valuation

                 Inventories are stated at the lower of cost (first-in, first-out) or market.

           e)  Depreciation and amortization

                 The Company amortizes its intangible assets on the straight line method over their estimated useful life of twenty years. Licensing costs are being amortized on the straight-line method over the life of the license agreements.

                 The Company depreciates its property and equipment on the straight-line method for financial reporting purposes. For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

                Leasehold improvements are amortized over four to ten years. Equipment, furniture and fixtures generally have been assigned ten and seven year lives and tools and dies, four year lives.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 1.  Summary of Significant Accounting Policies (continued)

            e)  Depreciation and amortization (continued)

                  Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

                 The Company adopted Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" for the year ended September 30, 1996. The adoption of FAS 121 had no material effect on the financial statements.

           f)  Deferred income taxes

                 Deferred income taxes are provided based on the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1996.

           g)  Loss per share

                 Loss per share is computed based on the weighted average number of common shares outstanding. In computing loss per share, common share equivalents are omitted because they are antidilutive.

           h)  Research and development expenses

                 The Company expenses research and development costs as incurred. For the years ended September 30, 1996, 1995 and 1994, research and development costs aggregated approximately $14,000, $62,000, and $633,000, respectively.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 1.  Summary of Significant Accounting Policies (continued)

           i)  Fair value of financial instruments

                 Effective for fiscal years ending after December 15, 1995, Statement of Financial Accounting Standards No. 107 requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At September 30, 1996, the carrying amounts of the Company's financial instruments included in it current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1996 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

           j)  Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and ssumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made are for recoverability of property and equipment, intangibles and accounts receivable. Actual results could differ from those estimates.

           k)  Concentration of credit risk

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from it customers. For the year ended September 30, 1996, the Company had sales to three unrelated customers of approximately $492,000 (13.2% of sales), $461,000 (12.4% of sales) and $446,000 (12.0% of sales). In fiscal 1995, sales to two customers aggregated approximately $416,00 (27.1% of sales) and $351,000 (22.9% of sales).

                The Company places its cash with financial institutions insure by the FDIC. At times, such cash balances may be in excess of the FDIC insurance limit.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARSRS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 1.  Summary of Significant Accounting Policies (continued)

           k)  Concentration of credit risk (continued)

                 As of September 30, 1996, the Company had receivables from two unrelated customers of approximately $82,000 (14.0% of accounts receivable) and $65,000 (11.1% of accounts receivable), respectively. As of September 30, 1995, the Company had receivables from five unrelated customers averaging $46,000 per customer (17.1% of accounts receivable).

           l)  Accounting for stock-based compensation

                 In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No.123 by disclosing the pro forma net income per share amounts assuming the fair value method was adopted October 1, 1995. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.


Note 2.  Basis of Preparation

           For the fiscal year ended September 30, 1996, the Company's operations included the manufacture and distribution of its generic pharmaceutical products along with the marketing and selling of its newly acquired feminine hygiene product lines; Vaginex, Koromex and Feminique (See
Note 5).

           The Company recorded net losses of $25,807, $9,607,790 and $4,670,765 for each of the years ended September 30, 1996, 1995 and 1994, respectively. At September 30, 1996, the Company had a working capital deficit of $940,485. As part of management's plan to refocus the Company's efforts on its operations to attain profitable levels, the Company acquired the Feminine
Hygiene Product Brands of London International U.S. Holdings, Inc. for a purchase price of $3,600,000 (See Note 5).

           In addition, on September 25, 1996, the Company entered into a Joint Venture Agreement to finance the commercialization of certain cancer related drugs (See Note 16).

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 2.  Basis of Preparation (continued)

           The Company anticipates that its expanding pharmaceutical customer base and the acquisition of its new feminine hygiene product line will enable the Company to reach profitability. The Company is of the opinion that with the funds raised from the joint venture, possible further issuances of common stock pursuant to Regulation S offerings, and other financing it may consider necessary to strengthen its working capital position, it can generate adequate capital resources to achieve its objectives.


Note 3.  Inventories

           The components of inventories are as follows:

                                              September 30,
                                       1996       1995        1994
                                       ----       ----        ----
   Chemical raw materials and
    packaging materials               $292,278   $320,485  $  581,992
   Work in process                      68,943    115,251     211,033
   Finished goods                      177,138     57,935     508,813
                                      --------   --------  ----------
                                      $538,359   $493,671  $1,301,838
                                      ========   ========  ==========


Note 4.  Property, Plant and Equipment

           Property, plant and equipment consists of the following:

                                                   September 30,
                                                 1996         1995
                                                 ----         ----
   Equipment, furniture and fixtures (*)      $1,710,986   $1,844,345
   Leasehold improvements                        572,244      570,349
   Tools and dies                                227,996      215,454
                                               2,511,226    2,630,148
   Less accumulated depreciation and
    amortization                               2,177,573    2,186,881
                                              ----------   ----------
                                              $  333,653   $  443,267
                                              ==========   ==========

(*) Partially secured (Note 9(c)).

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 5.  Acquisition of Feminine Hygiene Product Line

           In  March, 1996,  the  Company,  through  one  of  its  subsidiaries, acquired three branded consumer product lines (namely Koromex, Vaginex and Feminique) from London International U.S. Holdings, Inc. ("London Int'l") for a purchase price of $3,600,000. Pursuant to the acquisition agreement, $100,000 was paid upon the signing of the agreement and $1,500,000 paid at the closing. The balance of the purchase price of $2,000,000 is payable as follows:
i) $500,000 on or before April 1, 1997, ii) $660,000 on or before April 1, 1998 and iii) $840,000 on April 1, 1999, with interest at 8.5%, payable semi-annually through October,` 1997, then quarterly to maturity (See Note
9). The obligation is guaranteed by the Company and is collateralized by a security interest in all accounts receivable, inventory and the trademarks and tradenames purchased.

           The assets purchased from London Int'l consisted of trademarks, trade names and its customer base. No obligations were assumed by the Company. The intangible assets acquired are comprised of the following:

     Purchase price                       $3,600,000
     Broker's fees (including cash
      and securities)                        159,100
     Related legal costs incurred             12,325
                                          ----------
                                          $3,771,425
                                          ==========

           Amortization expense for the year ended September 30, 1996 aggregated $94,200.


Note 6.  Licensing Costs

           The Company acquired an exclusive license to a patented process for a non-invasive test to diagnose Alzheimer's disease during 1994. The license agreement provides, among other things, for the payment of a royalty fee equal to 5% of the net sales price of licensed products, with a minimum annual royalty of $25,000 beginning in the fourth year of the agreement. The term of the license expires in 2009, at which time the Company can continue to sell the products without any royalty fee.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 6.  Licensing Costs (continued)

           Additionally, the Company entered into another exclusive license agreement during 1994 to market a patented antiviral composition method, with a royalty due equal to 5% of net sales and a minimum annual royalty of $25,000 beginning with the fourth year of the agreement. The Company will incur a one-time payment of $40,000 upon reaching $250,000 in sales of products resulting from this license. The license will terminate with the expiration of the aforementioned patent.

           The components of aforementioned licensing costs are as follows:

                                                     September 30,
                                                   1996         1995
                                                   ----         ----
     Exclusive license - Alzheimer's patent      $62,188      $62,188
     Exclusive license - Antiviral patent         15,000       15,000
                                                 -------      -------
                                                  77,188       77,188
     Less: accumulated amortization               12,287        6,887
                                                 -------      -------
                                                 $64,901      $70,301
                                                 =======      =======



Note 7.  Accrued Expenses

           Accrued expenses consist of the following:

                                                    September 30,
                                                  1996         1995
                                                  ----         ----
    Professional fees                        $  255,000   $  509,000
    Commissions                                  88,000      139,000
    Interest expense                            274,000      255,000
    Sundry                                      110,238      140,676
                                              ---------   ----------
                                              $ 727,238   $1,043,676
                                              =========   ==========


Note 8.  Medicare Judgment Payable

           In November 1995, the Court reduced a fine which was originally imposed on the Company in 1989 to $50,000, which was paid on May 10, 1996. The 1995 consolidated statement of operations reflect a credit of $229,524, re-presenting the difference between the Court reduced settlement and the original fine, with interest thereon totaling $279,524.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




Note 9.  Long-term Debt

           Long-term debt consists of the following:

                                                    September 30,
                                                  1996         1995
                                                  ----         ----
Obligation from litigation settlement with
 the United States Attorney's office (a)        $ 95,000     $190,000

Note payable (b)                                    -         130,982

Liability in connection with settlement
 of legal fees (c)                               224,792         -
Bridge Loan payable (d)                           35,100         -
Note payable - in connection with
 purchase of the feminine hygiene
 product lines (Note 5)                        2,000,000         -
                                              ----------     --------
                                               2,354,892      320,982
Less: current maturities                         732,100      190,000
                                              ----------    ---------
                                              $1,622,792     $130,982
                                              ==========     ========

(a)  In  July,  1993,  the  Company's  pharmaceutical  subsidiary  settled   its
     litigation  with  the United  States  Attorney's  Office  for  $350,000  in
     connection with investigations directed at the generic drug industry, involving alleged misconduct in the filing and obtaining approval of Abbreviated New Drug Applications ("ANDA's"). In connection with the settlement, the United States Attorney's office has a claim against the Company for failure to pay, in its entirety, its last installment due July 8, 1996, plus accrued interest. As a precondition of the settlement, if the subsidiary defaulted on any of the agreed upon payments, the unpaid balance of the settlement could become immediately due and payable, with interest charged at the statutory rate from the closing date for the unpaid balance. It is unknown at this time whether the U.S. Attorney's office will seek to enforce its right to demand the full payment of the outstanding obligation and interest thereon. The Company is currently making monthly payments to liquidate the debt and at October 31, 1996, the remaining outstanding balance was $85,000.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 9.  Long-term Debt (continued)

(b) On December 31, 1994, the Company issued a note payable to one of its convertible debenture holders for $130,982, representing all accrued interest to said date. The note matures October 1, 1998 and bears interest at 12.5% per annum, payable in quarterly installments. The Company on September 30, 1996 issued convertible debentures in exchange for the aforementioned note payable and issued additional debentures for accrued interest of $271,959 through September 30, 1996 on all the outstanding debentures (Note 10).

(c)  In March, 1996,  the Company   entered  into  a  stipulation  of settlement
     agreement with its former legal counsel for unpaid legal fees. The settlement provides for monthly payments of $7,000, increasing to $12,000, with the final payment due on or before August 1, 1998. In the event of default, the entire unpaid balance will become immediately due and payable, with interest due on the unpaid principal balance from the date of default at the rate of 9% per annum. This obligation is collateralized by certain manufacturing equipment of the Company.

(d) On May 13, 1996, the Company entered into a bridge loan agreement with a financial institution under which it borrowed $382,383. The loan agreement provides, among other things, for monthly principal repayments of amounts varying from $15,000 to $22,000. The loan matures on October 7, 1996. All accrued interest was to be paid in October, 1996 at a rate of 1% above the commercial prime lending rate. The loan is collateralized by all re-ceivables and tangible assets of the Company. The Company is not in compliance with the payment terms of the agreement.

     The following is a schedule of principal repayments of all long-term debt at September 30, 1996:

                          1997                     $  732,100
                          1998                        782,792
                          1999                        840,000
                                                   ----------
                                                   $2,354,892
                                                   ==========

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 10. Convertible Debentures Payable

           The Company had outstanding at September 30, 1996 and 1995 an aggregate of $1,402,941 and $1,000,000 of convertible debentures, respectively. In June, 1995, the Company converted $150,000 of the aforementioned debentures into 600,000 shares of common stock. The Company at September 30, 1996 issued four additional convertible debentures aggregating $402,941 (Note 9(b)).

           The convertible debentures outstanding at September 30, 1995 mature on October 1, 1998, with optional redemptions available on October 1, 1996 at 110% of par, and each subsequent year to maturity at 105% of par. The debentures bear interest at the rate of 12.5% per annum which is payable in quarterly installments. Under the original terms of the debentures, mandatory principal redemption installments were to be made quarterly to maturity in the amount of $30 per $1,000 of the remaining outstanding principal, commencing October 1, 1996. The Company obtained an extension until December 15, 1996 for the aforementioned redemption installments. The debentures, as amended, do not require mandatory principal redemption requirements and can be converted at any time into the Company's common stock in its entirety or in multiples of $1,000, at conversion prices equal to the lesser of $.25, $.27 or 80% of the bid price per share, dependent upon when the debentures were issued.

           The debentures further provide that the Company maintain a minimum current ratio and interest coverage, as defined, and must maintain a certain minimum stockholders' equity. On December 17, 1996, the Company received waivers of the defaults that have occurred under the agreements prior hereto and through January 31, 1997 from the debenture holders. If an event of default exists or occurs, as defined, subsequent to January 31, 1997 the debentures and interest thereon may become due and payable at the discretion of the debenture holders.

          The Company entered into a Debenture Conversion Agreement on December 15, 1996, whereby $300,000 of convertible debentures were converted into 1,200,000 shares of the Company's common stock.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 11. Stock Options

           In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides tha 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years (subject to an initial one year restrictive period) or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003.

          Information regarding stock options as at and for the two years ended September 30, 1996 is summarized below:

                                        1996                     1995
                                        ----                     ----
                                            Option                    Option
                                Shares      Price        Shares       Price
                                ------      ------       ------       ------
Shares under option:
 Outstanding -
  beginning of year              653,500     $0.50        534,500   $1.25-$2.25
 Granted                            -          -          653,500      $0.50
 Terminated                      (56,000)    $0.50       (534,500)  $1.25-$2.25
 Outstanding - end
  of year                        597,500     $0.50        653,500      $0.50
 Exercisable - end
  of year                        597,500     $0.50           -           -


Note 12. Loss Per Share

           For the years ended  September 30, 1996,  1995 and 1994, the  average
number  of shares   outstanding  were  34,265,107,  23,150,793  and  18,549,265, respectively.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 13. Income Taxes

           The Company, as of September 30, 1996, has available approximately $26,750,000 of net operating loss carry forwards (expiring through the year
2011) to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of $10,700,000.


Note 14. Commitments and Contingencies

           (a) The operations and offices of the Company are conducted from leased premises in Bellport, New York. The Company is negotiating for a new lease and is currently on a month to month basis.

                Total rent expense for the two years ended September 30, 1996 was approximately $158,000 and $156,000 for the year ended September 30, 1995.

            (b) The Company is involved in an administrative proceeding commenced by, and pending before a Regents Review Committee of the New York State Education Department. The proceeding was commenced to determine whether or not the Company's license to operate as a manufacturer in New York should be revoked or suspended, based upon the Company's 1993 guilty plea in Federal Court on a variety of charges related to ANDA filings with the Food and Drug Administration ("FDA") in 1988 and 1989 (Note 9(a)). A hearing before the Regents Review Committee is scheduled to take place in March, 1997. Company's legal counsel is of the opinion that there is ample basis for reaching a reasonable disposition of this matter without affecting the Company's manufacturing operations.

          Amswiss Scientific, Inc. ("Amswiss") (Note 16) commenced an action against the Company in the U. S. District Court for the southern district of New York on December 16, 1996. Amswiss asserted a claim for an amount to be ascertained at trial, but believed by Amswiss to be at least two million dollars, plus cost and attorne's fees arising from the alleged failure of the Company to file a Registration Statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss.

           As of September 30, 1996, the Company is involved in various other legal actions, none of which Management believes will have a material adverse affect on the operations of the Company.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 15. Employment Contract

           The Company has an employment agreement with its President and Chief Executive Officer for a period of five years, commencing October 1, 1994, for an annualsalary of $130,000 per year, plus certain fringe benefits. Pursuant to the terms of the agreement, the Officer will receive a bonus based upon the profitability of the Company, (5% of the annual pre-tax profit up to a maximum bonus of $1,500,000 per year).

Note 16. Joint Venture Agreement

           In November, 1993, the Company acquired from Amswiss all of Amswiss' rights to certain pharmaceutical assets, including all agreements, licenses, applications, approvals, trademarks and trade names, for which the Company issued to Amswiss four million shares of its common stock and warrants to purchas an additional two million shares valued at $2.00 per share. The acquisition agreement provided, that of the shares and warrants issued to Amswiss, 800,000 common shares and warrants to purchase 400,000 common shares would be subject to forfeiture and cancellation in the event the Company is unable to obtain final FDA approval of certain New Drug Application ("NDA's") on or before December 31, 1995. The Company re-evaluated its investment in the Amswiss assets as of September 30, 1995. Due to the Company's lack of working capital at the time, the cost of the NDA filing and new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the adjusted unamortized acquired Amswiss assets aggregating $5,526,587.

           In addition, as a result of the Company's non-filing of the NDA's, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in-capital aggregating $1,381,647. With respect to the shares and warrants issued to Amswiss that were not subject to forfeiture, the Company granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. As of September 30, 1995, Amswiss exercised their right to request a re-gistration of one half of their available shares and warrants. At September 30, 1995, the Company also canceled a contingent non-negotiable, non-interest bearing $250,000 note, issued to Amswiss, which was due upon the FDA approval by December 31, 1995. See Note 14 for commencement of an action by Amswiss with regard to the aforementioned registration.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 16. Joint Venture Agreement (continued)

           On September 25, 1996, the Company entered into a joint venture agreement with Advanced Biological Systems, Inc., who subsequently changed their name to ABS Group, Inc. ("ABS"), for the completion of the regulatory process to commercialize for ultimate sale certain cancer drugs purchased by the Company from Amswiss. All funding for the joint venture will be provided for by ABS and the Company will be responsible for handling the management of the project.

           The joint venture agreement provides, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license, previously acquired from Amswiss. Payment terms include
425,000 shares of restricted common stock of ABS and $150,000 in cash re-presented by a promissory note payable on or before October 31, 1996. Said note was paid in full on November 1, 1996. The balance of the payments are to occur in varying amounts of common shares and or cash coinciding with filings with the FDA and the approval of various investigational new drug applications. Addition-ally, a contribution to the joint venture of $1,000,000 is to be made by ABS as follows: i) $400,000 by October 31, 1996, ii) $300,000 by February 28, 1997 and
iii) $300,000 by August 31 1997. Of the first $400,000 contribution, only $150,000 has been made. The Company would share in the net profits from the sale of the approved drug on a 60/40 basis until it had recovered at least $2,000,000 and then share on the basis of 55/45 on subsequent profits.

           The Company in 1996 recorded as income $400,750, representing the note received of $150,000 (which was collected in November, 1996) and $250,750, the value of 425,000 shares of ABS restricted common shares issued, pursuant to the joint venture agreement. The value of the restricted common shares was based upon an independent appraisal made by an investment banking firm.


Note 17. Gain (Loss) on Discontinued Operations

          In August, 1992, the Company obtained an exclusive license for the mass market manufacture and distribution of Treo. The Company had been engaged in litigation with its Treo licensor since 1994 over, among other things, the promotion and marketing of the product. As a result of a November 16, 1995 preliminary court order issued by the United States District Court, Eastern District of New York, the Company was enjoined from selling Treo during the 1996 selling season. As a result of the Court's decision, the Company discontinued the manufacturing of Treo and reclassified its results of operations as dis-continued operations in the accompanying consolidated statement of operations for the year ended September 30, 1995.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


17.  Gain (Loss) on Discontinued Operations (continued)

       In September 1996, pursuant to a Board of Directors resolution, the Company filed a Chapter 7 Bankruptcy petition in the United States District Court for the Eastern District of New York on December 13, 1996 for its subsidiary, Biopharm Lab, Inc., the distributor of Treo. As a result thereof, the Comparny wrote off the the excess of liabilities over the subsidiaries assets, which is reflected as a gain on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1996.

      A summary of the operating results of discontinued operations are as follows:

                                              September 30,
                                      1996         1995         1994
                                      ----         ----         ----
  Net Sales                         $   -      $ 1,030,500   $    608,449
  Gross profit                          -          598,421        297,301
  Net operating loss from
   discontinued operations              -         (429,936)  $ (1,245,924)


     The components of assets and liabilities of the discontinued operations in-cluded in the Consolidated Balance Sheets are as follows:

                                                September 30,
                                           1996               1995
                                           ----                ----
  Cash                                  $       107      $    69,574
  Accounts receivable (net)                    -             116,306
  Property, plant & equipment (net)            -               3,006
  Intercompany payable                   (2,720,889)      (2,622,191)
  Accounts payable                             -            (616,030)
  Accrued expenses                             -            (192,989)
  Customer credit balances payable             -            (196,320)
                                        -----------      ------------
                                        $(2,720,782)     $(3,438,644)
                                        ===========      ===========

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 18. Common Stock

           In June, 1993, the Board of Directors approved an offering pursuant to Regulation S of 3,750,000 shares, as amended. In connection with this offering, the Company received approximately $3,705,000 from October, 1993 to September, 1994, resulting from the sale of 3,349,851 shares of common stock. In April, 1994, the Board of Directors approved an additional offering pursuant to Regulation S of 4,000,000 shares. In connection with this offering, the Company received approximately $1,025,000 from May, 1994 to September, 1994, resulting from the sale of 1,448,570 shares of common stock. In 1995, an additional 2,436,042 shares of common stock were sold for approximately $1,026,000.

           During the year ended September 30, 1994, options under a former 1988 stock option for the issuance of 686,000 common shares were exercised and paid for by the issuance of non-interest bearing notes, payable on demand, aggregating $559,274 and cash of $686. The notes are collateralized by the shares issued. Additionally, 122,339 shares were issued from Treasury in exchange for trade obligations and for the purchase of an exclusive license for a patented process to diagnose Alzheimer's disease (Note 6).

           In March, 1995, the Board of Directors approved another offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $1,220,000 from March, 1995 to September, 1995, resulting from the sale of 3,109,937 shares of common stock. An additional 1,273,071 shares of common stock were sold for approximately $217,000 during the year ended September 30, 1996.

          During January, 1996, the Board of Directors authorized the issuance of additional shares of common stock pursuant to offerings under Regulation S to fund the working capital needs of the Company. In connection with this resolution, the Company received approximately $2,363,000 from January, 1996 to September, 1996, resulting from the sale of 10,572,257 shares of common stock.

Note 19. Business Segment Information

          The Company's operations (Note 2) have been classified into generic pharmaceutical products and feminine hygiene products. The generic pharmaceuticals segment involves the manufacturing, repacking and distributing of over-the-counter drugs. The feminine hygiene product lines, which began its operations in April, 1996, after its acquisition from London Int'l in March, 1996 (Note 5), involves the marketing and distribution of its products. The Company's operations for its branded consumer product line (Treo), for the years ended September 30, 1995 and 1994 are included in the loss on discontinued operations for those years (Note 17).

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 19. Business Segment Information (continued)

           Summarized financial information by business segment is as follows:

                                                     1996
                                                     ----
Net sales:
 Pharmaceuticals                                  $ 2,020,000
 Feminine hygiene products                          1,705,000
                                                  -----------
                                                  $ 3,725,000
                                                  ===========

Operating gain (loss):
 Pharmaceuticals                                  $(1,452,000)
 Feminine hygiene products                            488,000
                                                  -----------
                                                  $ ( 964,000)
                                                  ===========


Total assets:
 Pharmaceuticals                                  $ 1,200,000
 Feminine hygiene products                          4,216,000
                                                  -----------
                                                  $ 5,416,000 (1)
                                                  =============

Depreciation and amortization:
 Pharmaceuticals                                  $   210,000
 Feminine hygiene products                             94,000
                                                  -----------
                                                  $   304,000
                                                  ===========

Capital expenditures:
 Pharmaceuticals                                  $    32,000
 Feminine hygiene products                               -
                                                  -----------
                                                  $    32,000
                                                  ===========

(1) Total assets do not include assets relating to the Company's joint venture agreement (Note 16).

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 20. Fourth Quarter Adjustments

            Year Ended September 30, 1996

              The net loss in the fourth quarter for the year ended September 30, 1996 was decreased by the following more significant adjustments:

              Gain on disposal of discontinued
                operations                                   $  (724,659)

              Income related to contribution of
               licenses to joint venture                        (400,750)
                                                             -----------
                                                             $(1,125,409)
                                                             ===========

            Year Ended September 30, 1995

              The net loss in the  fourth  quarter  for the year ended September
30,  1995  was   increased  (decreased)   by  the  following  more  significant
 adjustments:

              Loss on write-off of intangible
               assets                                          $5,526,587
              Settlement of medicare judgement                   (229,524)
              Loss on disposal of
                discontinued operations                         1,191,607
                                                               ----------
                                                               $6,488,670
                                                               ==========

            Year Ended September 30, 1994

              There were no significant adjustments that either increased or de-creased the net loss in the fourth quarter of the year ended September 30, 1994.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 21. Unaudited Quarterly Financial Data

           The following is a summary of unaudited quarterly operating results for the years ended September 30, 1996, 1995 and 1994 (in thousands of dollars except per share amounts).

                                 Year Ended September 30, 1996
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter(1)
                            -------    -------    -------   ----------
Continuing operations:
  Revenues                    $ 457      $ 625    $1,166       $1,477
  Gross profit                 (178)        12       290          460
  Net profit (loss)            (465)      (322)      (48)          36
  Loss per share               (.01)      (.01)     -            -

Discontinued operations:
  Net income (loss)           $ -        $ (16)   $   50       $  740
  Income per share              -           -       -             .02


                                 Year Ended September 30, 1995
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter(1)
                            -------    -------    -------   ----------
Continuing operations:
  Revenues                    $ 486      $ 525      $ 191        $ 331
  Gross profit                 (140)      (126)      (242)        (262)
  Net loss                     (676)      (307)      (980)      (6,023)
  Loss per share               (.03)      (.01)      (.04)        (.23)

Discontinued operations:
  Net income (loss)            $ 32      $ 363       $480      $(2,497)
  Income (loss) per share        -         .02        .02         (.09)


                                 Year Ended September 30, 1994
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter
                            -------    -------    -------   ----------
Continuing operations:
  Revenues                   $  551     $  488     $  519      $  499
  Gross profit                 (103)      (139)      (102)       (142)
  Net loss                     (564)      (634)    (1,271)       (956)
  Loss per share               (.03)      (.03)      (.07)       (.05)

Discontinued operations:
  Net loss                    $(111)     $(180)     $(541)      $(414)
  Loss per share               (.01)      (.01)      (.03)       (.02)

(1)  See Note 20.

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K

                                     EXHIBIT

                      FOR THE YEAR ENDED SEPTEMBER 30, 1996


                                  EXHIBIT 10.9A

                             BIOPHARMACEUTICS, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS



                                 Balance   Charged    Charged    Other   Balance
                                   at        to         to      Changes  at end
                                beginning  costs and   other      add      of
       Description              of Period  expenses   accounts  (deduct) Period
       -----------              ---------  ---------  --------  -------- ------
Allowance for doubtful accounts:

  Year ended September 30, 1996   $22,000   $18,697   $ -    $(15,697)  $25,000
                                  =======   =======   ==     ========   =======

  Year ended September 30, 1995   $27,000   $  -      $ -    $ (5,000   $22,000
                                  =======   =======   ==     ========   =======

  Year ended September 30, 1994   $26,000   $ 1,418   $ -    $   (418)  $27,000
                                  =======   =======   ==     ========   =======

                                   EXHIBIT 24





                         CONSENT OF INDEPENDENT AUDITORS



     We hereby consent to the inclusion of our report on the 1996 consolidated financial statements and schedules of Biopharmaceutics, Inc. and subsidiaries included in the Annual Report on Form 10-K of Biopharmaceutics, Inc. for the year ended September 30, 1996.









Plainview, New York
January 29, 1997

                             FINANCIAL DATA SCHEDULE
                                       to
                   Form 10-K for year ended September 30, 1996
                                       of
                             Biopharmaceutics, Inc.


THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BIOPHARMACEUTICS, INC. FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

     The following is the Financial Dat a Schedule submitted under Article 5 of Regulation S-X and Appendix A to Item 601(c) of Regulation S-K for the fiscal years ended September 30, 1996 and 1995.

                                                                                Year ended          Year ended
Item No.                     Item Description                                     9/30/96              9/30/95
5-01(1)                    cash and cash items                                    $ 44,775            $ 86,664
5-02(2)                    marketable securities                                      -                   -
5-02(3)(a)(1)              notes and accounts
                            receivable                                             737,457             268,957
5-02(4)                    allowance for doubt-
                            ful accounts                                              -                   -
5-02(6)                    inventory                                               538,359             493,671
5-02(9)                    current assets                                        1,457,430             877,245
5-02(13)                   property, plant and
                            equipment                                            2,511,226           2,630,148
5-02(14)                   accumulated depreciation                              2,177,573           2,186,881
5-02(18)                   total assets                                          5,816,688           1,420,932
5-02(21)                   total current liabilities                             2,397,915           2,507,861
5-02(22)                   long term debt                                        3,025,733           1,130,982
5-02(28)                   preferred stock-
                            mandatory redemption                                      -                   -
5-02(29)                   preferred stock - no
                            mandatory redemption                                      -                   -
5-02(30)                   common stock (equity)
                            (deficiency in assets)                                 393,040          (2,217,911)
5-02(31)                   other stockholder equity                                   -                   -
5-02(32)                   total liability and
                            stockholders' equity                                 5,816,688           1,420,932
5-03(b)1(a)                net sales                                             3,725,221           1,532,649
5-03(b)1                   total revenues                                        3,725,221           1,532,649
5-03(b)2(a)                cost of tangible goods
                            sold                                                 3,141,054           2,303,224
5-03(b)2                   total cost and expenses
                            applicable to sales
                            revenue                                              3,141,054           2,303,224
5-03(b)3                   other costs and expenses                                   -              5,526,587
5-03(b)5                   provision for doubtful
                            accounts and notes                                      18,697              (5,000)
5-03(b)(8)                 interest and amortization
                            debt expenses                                          298,821             251,438
5-03(b)(10)                income (loss) before taxes
                            and other items                                       (799,466)         (7,986,247)



                                                                                 Year ended         Year ended
Item No.                     Item Description                                       9/30/96            9/30/95

5-03(b)(11)                income tax expense                                         -                   -
5-03(b)(14)                income/(loss) continuing
                            operation                                             (799,466)         (7,986,247)
5-03(b)(15)                discontinued operations                                 773,659          (1,621,543)
5-03(b)(17)                extraordinary items                                        -                   -
5-03(b)(18)                cumulative effect changes
                            in accounting principles                                  -                   -
5-03(b)(19)                net income or (loss)                                    (25,807)         (9,607,790)
5-03(b)(20)                earnings (loss) per share                                  -                   (.42)
5-03(b)(20)                earnings (loss) per share
                            fullly diluted                                                       (Not computed)
