Form 10-Q
period 1996-12-31
BIOPHARMACEUTICS INC
filed 1997-03-26
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1996 Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC

        DELAWARE                            13-3186327
(State of Incorporation)            (I.R.S. Employer Identification No.)

  990 Station Road, Bellport, New York                   11713
(Address of Principal Executive Office)                (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1996.


             Class                                    Outstanding
             -----                                    -----------
   Common Stock - $.00l Par Value                      41,657,350


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART I     Financial Information

 Item 1.   Financial Statements

           Consolidated Condensed Balance Sheet
           December 31, 1996 (Unaudited) and September 30, 1996 (Audited)

           Statements of Operations
           Three Months Ended December 31, 1996 and 1995(Unaudited)

           Consolidated Statement of Shareholders' Equity for the Three Months Ended December 31, 1996

           Consolidated Condensed Statement of Cash Flows for the Three Months Ended December 31, 1996 and 1995

           Notes to Condensed Financial Statements (Unaudited)

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

ITEM 1.  FINANCIAL STATEMENTS

                                                  BIOPHARMACEUTICS, INC.
                                           CONSOLIDATED CONDENSED BALANCE SHEET

                                                                           December 31,       September 30,
                                                                               1996                1996
                                                                           (Unaudited)          (Audited)
                                                                          ----------          ----------
                                 ASSETS
Current assets:
 Cash                                                                     $    39,574         $    44,775
 Trade receivables, less allowance for
  doubtful accounts                                                           494,612             587,457
 Note receivable                                                                  ---             150,000
 Inventories                                                                  591,045             538,359
 Prepaid expenses and other assets                                            125,992             136,839
                                                                           ----------          ----------

          Total current assets                                              1,251,223           1,457,430

Property, plant and equipment, at cost,
 net of accumulated depreciation                                              305,257              333,653
Investment in restricted securities                                           250,750              250,750
Intangible assets, at cost, net of accumulated amortization                 3,630,125            3,677,225
Licensing costs, net of accumulated amortization                               64,001               64,901
Sundry                                                                         32,503               32,729
                                                                           ----------           ----------

                                                                           $5,533,859           $5,816,688
                                                                           ==========           ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable-trade                                                    $  906,612           $  938,577
 Accrued expenses                                                             542,415              727,238
 Current maturities of long-term debt                                         687,100              732,100
                                                                           ----------           ----------

           Total current liabilities                                        2,136,127            2,397,915

Long-term debt                                                              1,586,792            1,622,792
Convertible debentures payable                                              1,102,941            1,402,941

Shareholders' equity:
 Common Stock - par value $.00l per share
  Authorized - 75,000,000 shares
  Issued - 42,071,078 shares, 40,871,078, 1995                                 42,071               40,871
 Additional paid-in capital                                                30,070,261           29,771,461
 Deficit                                                                  (27,900,447)         (27,915,406)
                                                                           ----------           ----------

                                                                            2,211,885            1,896,926
Less Treasury Stock, at cost
 (413,728 shares 1994)                                                       (944,612)            (944,612)
  Notes receivable from officers and employees                               (559,274)            (559,274)
                                                                           ----------           ----------
                                                                              707,999               93,040
                                                                           ----------           ----------
                                                                           $5,533,859           $5,816,688
                                                                           ==========           ==========

The  accompanying  notes are an  integral  part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                 Three Months Ended
                                                      December 31,
                                                 ------------------
                                                  1996            1995
                                               ----------     -----------
Revenues:
 Net sales                                     $1,258,518     $    457,084

Costs and expenses:
 Cost of sales                                    840,509          634,932
 Selling, general and administrative              295,349          251,561
 Amortization of intangibles                       48,000              ---
                                               ----------       ----------
                                                1,183,858          886,493
                                               ----------       ----------
                                                   74,660         (429,409)
Other income (deductions):
 Interest expense (including
  interest to officer)                            (59,701)         (36,000)
                                               ----------       ----------
 Net income (loss)                             $   14,959       $ (465,409)

                                               ==========       ===========

Income (loss) per share
  Continuing operation                              $0.00           ($0.02)
                                                     ====             ====

Average shares outstanding                     40,457,350       27,071,755


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                      THREE MONTHS ENDED DECEMBER 31, 1996


                                      Common  Stock         Additional
                                   Number of      Par        Paid-In                    Treasury       Notes Receivable
                                    Shares        Value       Capital        Deficit    Stock       Officers & Employees     Total
                                     ------      -----       -------        -------     -----       --------------------      -----


 Balance, September 30, 1996      40,871,078    $40,871   $29,771,461   $(27,915,406)  $(944,612)         $(559,274)       $393,040

 Shares issued in exchange
  for convertible debentures       1,200,000      1,200       298,800            ---         ---                ---         300,000

 Net income for the three months
  ended December 31, 1996                ---        ---           ---         14,959         ---                ---          14,959

                                ------------   --------   -----------     ------------  ---------          ---------       --------

Balance, December 31, 1996        42,071,078    $42,071   $30,070,261   $(27,900,447)  $(944,612)         $(559,274)      $707,999
                                ===========    ========   ===========   =============  ==========         =========       ========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                                                                      1996             1995
                                                                   ----------     ----------
Cash flows from operating activities:
Income (Loss) from continuing operations                            $   14,959     $ (465,409)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                    87,000         60,000
Changes in certain assets and liabilities:
    Accounts receivable                                                 92,845         67,741
    Notes receivable                                                   150,000            ---
    Inventories                                                        (52,686)       103,772
    Other current assets                                                10,847         (4,065)
    Other assets                                                           226            500
    Accounts payable and accrued expenses                             (216,788)       (61,213)
    Customer credit balances                                               ---         70,717
    Payment against settlement of litigation                           (40,000)       (15,000)
    Payment against Medicare settlement                                    ---        (25,000)
                                                                    ----------     ----------
Net cash provided by (used in)
    Operating activities                                                46,403       (267,957)
                                                                    ----------     ----------
Cash flows from investing activities:
Purchase of property plant and equipment                               (10,604)        (3,662)
                                                                    ----------     ----------
Net cash provided by (used in)
    investing activities                                               (10,604)        (3,662)
                                                                    ----------     ----------
Cash flows from financing activities:
Proceed of Company's Regulation S
    offering, net of related expenses                                      ---        201,239
Repayments of long-term debt                                           (41,000)           ---
                                                                    ----------     ----------
Net cash provided by (used in)
    financing activities                                               (41,000)       201,239

Net change in cash                                                      (5,201)       (70,380)
Cash at beginning of period                                             44,775         86,664
                                                                    ----------     ----------
Cash at end of period                                               $   39,574     $   16,284
                                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1996



A.       Consolidated Condensed Financial Statements

         The Consolidated Condensed Balance Sheet as of December 31, 1996 and the Consolidated Condensed Statement of Operations for the period ended December 31, 1996 and 1995, and the Consolidated Condensed Statement of Shareholders' Equity for the three month period ended December 31, 1996, and the Consolidated Statements of Cash Flows for the periods ended December 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its operating requirements for the last three years primarily by the issuance of common shares; $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995, and $2,547,658 in 1996; convertible debentures of $800,000 in 1992 and the settlement of claims against past management $924,076 in 1992. As of December 31, 1996, the Company has cash of approximately $40,000.

            As a result of the United States District Court's decision on December 20, 1995, the Company's license for Treo had been terminated and therefore the Company wrote-off assets associated with Treo as a discontinued operation as of September 30, 1995. On December 13, 1996 the Company's subsidiary, Biopharm Lab, Inc.(the distributor of Treo), filed a Chapter 7 Bankruptcy Petition in the United States District Court, Eastern District.

           The Company completed its acquisition of a product line from London International US Holdings, Inc. (LIUSH) which has previously generated sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of approximately $3,600,000 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 to be paid over a number of years. The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R), and Feminique(R). LIUSH is one of the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

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

           The Company also anticipates that the approval of additional products by the FDA in 1996, which will increase the number of products offered by Biopharm to its customers and with the addition of three new customers, Biopharm is expected to increase sales and provide a basis for profitability in fiscal 1997.

          The Company believes that the foregoing, along with the additional capital raised through September 1996 will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 were waived by the holder and eliminated in the conversion of the debentures to a new series on December 15, 1996.

          RESULTS OF OPERATIONS

          Sales for the quarter ended December 31` 1996 of $1,258,518 represents an increase of 175% over the $457,084 shipped in the comparable quarter in 1995. Sales for the prior quarter ended September 30, 1996 totaled $1,477,367. Sales of Feminine Hygiene products of $783,535 represents a 100% increase over the comparable quarter since the product line was acquired in March 1996. Sales of generic products increased 4% to $474,983 compared to the $457,084 shipped in 1995. By comparison to the prior quarter, sales of feminine hygiene products totaled $868,231 and generic products totaled $609,136.

          Gross margin for the quarter were a positive 33% compared to a negative 40% in the comparable quarter in 1995. Gross margin for the prior quarter totaled a positive 31%. Negative margins were attributable to sales levels not being high enough to absorb fixed overheads in manufacturing.

          Selling, general and administrative expenses increased to $295,349 from $251,561 in the first quarter of 1996 due primarily to selling expenses for the feminine hygiene product line which did not exist in the comparable quarter. Amortization of intangibles primarily represents trademarks and trade names for the feminine hygiene line which was acquired in March 1996.

          Interest expense of $59,701 includes the financing of the feminine hygiene acquisition, interest expense of the convertible debentures and adjustments for prior interest accrued which was no longer payable. Interest for the comparable quarter represented only debenture obligations

PART II   Other Information


Item 1.   Legal Proceedings

          Amswiss Scientific, Inc.--Amswiss Scientific, Inc. (Amswiss) commenced an action against the Company in the U.S. District Court for the southern district of New York on December 16, 1996. Amswiss asserted a claim for an amount to be ascertained at trial, but believed by Amswiss to be at least two million dollars, plus cost and attorney's fees arising from the alleged failure of the Company to file a Registration Statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss.

Item 2.   Changes in Securities-Not applicable

Item 3.   Default upon Senior Securities-Not applicable

Item 4.   Submission of materials to a vote of security holders-Not applicable

Item 5.   Other information-Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits 10.9:
          Summons in a Civil Action-United States District Court, Southern District. Amswiss Scientific, Inc. vs. Biopharmaceutics, Inc.

          Reports on Form 8-K:
          Joint Venture Agreement with Advanced Biological Systems, Inc. dated September 25, 1996 filed on October 9, 1996.


          On October 21, 1996 the Company announced the appointment of Mr. Jonathan Rosen to its Board of Directors filed December 12, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.








                                 /s/ Edward Fine
                               --------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                              /s/ William C. Kugler
                              --------------------
                                WILLIAM C. KUGLER
                   Vice President and Chief Financial Officer




Dated: February 14, 1997