Form 10-Q
period 1995-03-31
BIOPHARMACEUTICS INC
filed 1997-03-27
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1995 Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC


                  DELAWARE                             13-3186327
          (State of Incorporation)         (I.R.S. Employer Identification No.)

         990 Station Road, Bellport, New York               11713
         (Address of Principal Executive Office)          (Zip Code)


       Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995.


                Class                              Outstanding
                -----                              -----------

      Commonn Stock - $.00l Par Value               23,849,513


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART I     Financial Information

Item 1.    Financial Statements

           March 31, 1995 (Unaudited) and September 30, 1994 (Audited)

           Statements of Operations
           Three and Six Months Ended March 31, 1995 and 1994(Unaudited)

           Consolidated Statement of Shareholders' Equity for the Six Months Ended March 31, 1995

           Consolidated Condensed Statement of Cash Flows for the Six Months Ended March 31, 1995 and 1994

           Notes to Condensed Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II


Item 6.    Reports on Form 8-K:  None

ITEM 1.   FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                     March 31,    September 30,
                                                       1995           1994
                                                    (Unaudited)     (Audited)
                                                    -----------    ----------
                                 ASSETS
 Current assets:
  Cash                                              $   77,584     $  129,004
  Receivables, less allowance for
    doubtful accounts                                1,137,280        344,349
  Inventories                                        1,156,734      1,301,838
  Prepaid expenses and other assets                    147,950         52,761
                                                    ----------     ----------

          Total current assets                       2,519,548      1,827,952

 Property, plant and equipment, at cost,
  net of accumulated depreciation                      572,308        672,776
 Licensing costs, net of accumulated amortization      202,262        215,762
 Intangible assets, Amswiss rights, net              7,181,018      7,703,610
 Sundry                                                 51,484         51,484
                                                    ----------     -----------
                                                   $10,526,620    $10,471,584
                                                    ==========     ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                              1,242,225      1,301,882
       Accrued expenses                                572,896        673,374
       Medicare judgment payable                       279,524        279,524
       Current maturities of long-term debt             75,000        125,000
                                                    ----------     ----------
            Total current liabilities                2,169,645      2,379,780

   Long-term debt                                      125,000        125,000
   Note payable                                            ---        250,000
   Convertible debentures payable                    1,150,000      1,150,000

   Shareholders' equity:
    Warrants                                            18,000            ---
    Common Stock - par value $.00l per share
     Authorized - 50,000,000 shares
     Issued - 23,849,513 shares, 21,189,771, 1994       23,849         21,189
    Additional paid-in capital                      27,413,884     26,331,310
    Deficit                                        (18,869,872)   (18,281,809)
                                                    ----------     ----------
                                                     8,585,861      8,070,690
   Less Treasury Stock, at cost
    (413,728 shares 1994)                             (944,612)      (944,612)
    Notes receivable from officers and employees      (559,274)      (559,274)
                                                    ----------     ----------
                                                     7,081,975      6,566,804
                                                    ----------     ----------
                                                   $10,526,620    $10,471,584
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended      Six Months Ended
                                      March 31,                March 31,
                                      ---------               ---------
                                   1995         1994      1995         1994
                                ----------   ----------  ----------  ----------
Revenues:
  Net sales                     $1,294,089   $  527,592  $1,913,173  $1,078,123
  Royalty income                   210,000          ---     310,000         ---
                                ----------   ----------  ----------  ----------
                                 1,504,089      527,592   2,223,173   1,078,123

Costs and expenses:
  Cost of sales                    892,189      660,583   1,566,794   1,314,767
  Selling, general and
    administrative                 528,436      490,394   1,038,350     938,009
  Amortization of licenses         143,046      143,037     286,092     217,927
                                ----------   ----------  ----------  ----------
                                 1,563,671    1,294,014   2,891,236   2,470,703
                                ----------   ----------  ----------  ----------
                                   (59,582)    (766,422)   (668,063) (1,392,580)

Other income (deductions):
  Other Income                     152,000          ---     152,000         ---
  Interest expense including
    interest to officer            (36,000)     (47,650)    (72,000)    (96,532)
                               ----------    ----------  ----------  ----------
                                   116,000      (47,650)     80,000     (96,532)
                               ----------    ----------  ----------  ----------

Net income (loss)              $    56,418   $ (814,072) $ (588,063)$(1,489,112)

                                ==========   ==========  ==========  ==========

Primary income (loss) per share      $0.00        $(.04)      $(.03)      $(.09)
                                      ====         ====        ====        ====

Average shares outstanding      23,029,706   19,205,134   22,485,448 17,257,152


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 1995



                                   Common  Stock                Additional                             Notes Receivable
                                 Number of   Par                 Paid-In                   Treasury      Officers &
                                  Shares     Value   Warrants    Capital       Deficit       Stock        Employees        Total
                                ----------  -------  --------   -----------  -----------   ----------  ---------------- -----------

Balance, September 30, 1994     21,189,771  $21,189       ---   $26,331,310  $(18,281,809) $(944,612)     $(559,274)     $6,566,804

Shares issued in connection
  with the Company's Regulation
  S offering, net of related
   expenses                      2,659,742    2,660       ---     1,082,574           ---        ---           ---        1,085,234

 Warrants issued in connection
   with the Company's Regulation
   S offering                          ---      ---   $18,000           ---           ---        ---           ---           18,000

Net loss for six months
      ended March 31, 1995             ---      ---       ---           ---      (588,063)       ---           ---         (588,063
                                ----------  -------   -------   -----------  ------------ ----------      ---------      ----------
Balance, March 31, 1995         23,849,513  $23,849   $18,000   $27,413,884  $(18,869,872) $(944,612)     $(559,274)     $7,081,975
                                ==========  =======   =======   ===========  ============  ==========     =========      ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,

                                                          1995          1994
                                                       ----------    ----------
Cash flows from operating activities:
Loss from continuing operations                        $ (588,063)  $(1,489,112)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                           408,252       340,087
Changes in certain assets and liabilities:
 Accounts receivable                                     (792,931)      120,891
 Inventories                                              145,104      (952,619)
 Other current assets                                     (95,189)     (218,178)
 Accounts payable and accrued expenses                   (160,135)     (128,057)
 Sundry non current assets                                    ---       (21,718)
 Payment against settlement of litigation                 (50,000)      (50,000)
                                                         --------      --------
Net cash provided by (used in) operating activities    (1,132,962)   (2,398,706)
                                                       ----------    ----------
Cash flows from investing activities:
Purchase of property plant and equipment                  (21,692)      (85,881)
Payments made for licensing agreements                        ---      (287,000)
Legal fees for Amswiss acquisition                            ---       (51,889)
                                                       ----------    ----------
Net cash provided by (used in) investing activities       (21,692)     (424,770)
                                                       ----------    ----------

Cash flows from financing activities:
Revolving credit and term loan activity
 Borrowings                                                   ---       974,800
 Repayments                                                   ---    (1,128,629)
Proceed of Company's Regulation S
 offering, net of related expenses                      1,085,234     3,409,121
Proceeds from exercise of stock options                       ---           686
Proceeds from sale of warrants                             18,000           ---
                                                       ----------    ----------
Net cash provided by (used in) financing activities     1,103,234     3,255,978
                                                       ----------    ----------

Net change in cash                                        (51,420)      432,502
Cash at beginning of period                               129,004        30,166
                                                        ---------    -----------

Cash at end of period                                   $  77,584    $  462,668
                                                        =========    ==========

Supplemental disclosure of cash flow information:
Non cash financing activities:
  Issuance of 4,000,000 shares of common stock
    for Amswiss rights                                        ---    $7,750,000
  Contingent notes payable issued as part
    of Amswiss acquisition                               (250,000)      250,000
  Notes receivable-officers and employees accepted
    on exercise of stock options                              ---       559,274
  Portion of settlement of litigation reclassified
    to long-term debt                                         ---       250,000

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1995



A.       Consolidated Condensed Financial Statements

         The Consolidated Condensed Balance Sheet as of March 31, 1995 and the Consolidated Condensed Statement of Operations for the period ended March 31, 1995 and 1994 and the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 1995, and the Consolidated Statements of Cash Flows for the periods ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and trans-actions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

B.       Intangible Assets

         On November 18, 1993, the Company and Amswiss Scientific, Inc., ("Amswiss"), completed a transaction whereby the Company agreed to purchase all of Amswiss' rights to certain pharmaceuticals in the development stage, including all agreements, licenses, applications, approvals, trademarks, trade names, and research data, for which the Company issued to Amswiss four million shares at $2.00 per share. Amswiss is a Canadian operation which had been engaged in, among other things, financing the development of anti-cancer drugs and biotechnology-based drug development programs.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Continued)

         The agreement further provides that all the shares and warrants issued be held in a Voting Trust, with the majority of the trustees consisting of directors of the Company. The Voting Trust will expire on the earlier of the date the FDA gives final approval of certain new drug applications or December 31, 1995. Of the shares and warrants issued to Amswiss, 800,000 common shares and warrants to purchase 400,000 common shares will be subject to forfeiture and cancellation in the event the Company is unable to obtain final FDA approval of the aforementioned drug applications on or before December 31, 1995. With respect to the shares and warrants issued to Amswiss that are not subject to forfeiture, Amswiss was granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. The Company has also issued to Amswiss a contingent non-negotiable, non-interest bearing $250,00 note, payable one hundred twenty (120) days after final FDA approval. In the event such FDA approval is not obtained by December 31, 1995, such note will be cancelled. Upon issuance of the new drug application, the note may be converted, at Amswiss' election, into the Company's common shares at $3.50 per share which shares may become subject to a public offering.

         On March 31, 1995 the Company concluded that it will not be able to obtain FDA approval for DBD by December 31, 1995 and has thereby canceled the contingent $250,000 note payable and reduced the intangible assets by an equal amount.

         In addition, Amswiss received a three percent (3%) royalty on future sales of a drug, and if the Company offers to sell its common shares in an underwritten public offering, Amswiss will receive as additional compensation, $125.000 from the net proceeds thereof.

         The value of the intangible asset acquisition on the March 31, 1995 Unaudited balance sheet is comprised of the assets acquired of $7,750,000 (4,000,000 shares at 1-15/16 per share, representing the market value of the shares issued on the date of closing) and deferred legal costs totaling $180,646, less amortization. Management has estimated that the aforementioned assets will be amortized over periods ranging from ten to seventeen years.

                              BIOPHARMACEUTICS, INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operating requirements for the last four years primarily by the issuance of common shares; $424,500 in 1992, $2,384,806 in fiscal year 1993, and $4,433,790 in fiscal year 1994, and $1,085,000 in the first half of fiscal year 1995 and convertible debentures; $1,150,000 in 1991 and in 1992 the settlement of claims against past management $924,076. As of March 31, 1995, the Company has cash of approximately $78,000.

         The Company anticipates that the resumption of manufacturing operations and the sales of its personal care product Treo, will contribute to increasing sales and gross profits. The Board of Directors is currently seeking to consummate a private offering of up to 4.5 million shares through a Regulation S offering. The Company believes that the foregoing along with the additional capital to be raised through the Regulation S offering, will be adequate to meet its current objectives.

         RESULTS OF OPERATIONS

         Revenues for the second quarter ended March 31, 1995 increased 185% to $1,504,089 compared to $527,592 for the second quarter of fiscal 1994. The revenue increase includes a 145% increase in sales of $766,497 to $1,294,089, and royalty income in the quarter of $210,000 from the Treo License Agreement. Revenues for the first quarter of fiscal 1995 included sales of $619,084 and royalty income of $100,000. Sales of Treo in the quarter ended March 31, 1995 increased to $769,310 compared to $43,910 for the quarter ended March 31, 1994.

         Gross margin for the quarter improved to a positive 31.1% compared to a negative 25.2% for the comparable quarter. Gross loss for the prior quarter totaled 9%. Negative margins in prior quarters are attributable to sales levels not being high enough to absorb fixed overheads in manufacturing. The improvement in the quarter is attributable to the increased sale of Treo which carries higher gross margins.

         Selling, general and administrative expenses increased to $528,436 from $490,394 in the comparable 1994 quarter due to an increase in royalty expense of $50,000 to $125,000 for the Company's personal care product Treo. In 1994 the comparable expense was $75,000.

         Amortization of licenses totaled $143,046 for the quarter ended March 31, 1995 compared to $143,037 for the second quarter in 1994. For the six months ended March 31, 1995 amortization totaled $286,092 vs. $217,927 in the comparable six month period due to an increase in the amortization of the Amswiss rights which were acquired in November 1993.

         Interest expense of $36,000 for the quarter compares to $47,650 for the comparable quarter in 1994 which included financing of accounts receivable with CIT. The agreement with CIT. expired in September 1994.

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




Dated: April 26, 1995