Form 10-Q
period 1995-06-30
BIOPHARMACEUTICS INC
filed 1997-03-27
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1995         Commission File Number 1-9370


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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995.


                  Class                              Outstanding
                  -----                              -----------
       Common Stock - $.00l Par Value                 26,006,722


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet
          June 30, 1995 (Unaudited) and September 30, 1994 (Audited)

          Statements of Operations
          Three and Nine Months Ended June 30, 1995 and 1994(Unaudited)

          Consolidated Statement of Shareholders' Equity for the Nine Months Ended June 30, 1995

          Consolidated Condensed Statement of Cash Flows for the Nine Months Ended June 30, 1995 and 1994

          Notes to Condensed Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II


Item 6.   Reports on Form 8-K:  Resignation of Director filed on June 15, 1995.

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                               June 30,         September 30,
                                                 1995               1994
                                             (Unaudited)          (Audited)
                                             ----------          ----------

                                 ASSETS
Current assets:
   Cash                                       $  198,448         $  129,004
   Trade receivables, less allowance for
     doubtful accounts                         1,493,649            344,349
   Inventories                                   929,618          1,301,838
   Prepaid expenses and other assets             165,599             52,761
                                              ----------         ----------

          Total current assets                 2,787,314          1,827,952

Property, plant and equipment, at cost,
  net of accumulated depreciation                512,309            672,776
Licensing costs, net of accumulated
  amortization                                   211,183            215,762
Intangible assets, Amswiss rights, net         7,071,722          7,703,610
Sundry                                            37,122             51,484
                                               ---------         ----------

                                             $10,619,650        $10,471,584
                                              ==========         ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   967,335        $1,301,882
  Accrued expenses                               735,068           673,374
  Medicare judgment payable                      279,524           279,524
  Current maturities of long-term debt            75,000           125,000
                                             -----------         ---------

          Total current liabilities            2,056,927         2,379,780

Long-term debt                                   125,000           125,000
Note payable                                         ---           250,000
Convertible debentures payable                 1,000,000         1,150,000

Shareholders' equity:
  Warrants                                        13,062               ---
  Common Stock - par value $.00l per share
    Authorized - 50,000,000 shares
     Issued - 26,420,450 shares,
       21,189,771, 1994                           26,420            21,189
  Additional paid-in capital                  28,271,980        26,331,310
  Deficit                                    (19,369,853)      (18,281,809)
                                              ----------        ----------
                                               8,941,609         8,070,690
Less Treasury Stock, at cost
  (413,728 shares)                              (944,612)         (944,612)
     Notes receivable from officers
          and employees                         (559,274)         (559,274)
                                              ----------        ----------
                                               7,437,723         6,566,804
                                              ----------        ----------
                                             $10,619,650       $10,471,584
                                              ===========       ==========

The accompanying notes are an integral part of these financial statements.

                            BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                           Three Months Ended    Nine Months Ended
                                                 June 30,             June 30,
                                           ------------------    -----------------
                                         1995         1994        1995        1994
                                      ----------  ----------   ----------  -----------
 Revenues:
   Net sales                          $  816,868  $   956,337  $2,730,041  $2,034,460
   Royalty income                        297,000          ---     607,000         ---
                                      ----------  -----------  ----------  ----------
                                       1,113,868      956,337   3,337,041   2,034,460

 Costs and expenses:
   Cost of sales                         669,623      791,808   2,236,418   2,106,575
   Selling, general and
     administrative                      787,974    1,222,164   1,826,324   2,160,173
   Amortization of licenses              116,046      143,037     402,138     360,964
   Research and development                  ---      567,000         ---     567,000
                                      ----------   ----------  ----------  ----------

                                       1,573,643    2,724,009   4,464,880   5,194,712
                                      ----------   ----------  ----------  ----------
                                        (459,775)  (1,767,672) (1,127,839) (3,160,252)
 Other income (deductions):
   Other Income                              ---          ---     152,000         ---
   Interest expense including
     interest to officer                 (40,205)     (43,891)   (112,205)   (140,423
                                      ----------   ----------  ----------  ----------
                                         (40,205)     (43,891)     39,795    (140,423)
                                      ----------   ----------  ----------  ----------

Net income (loss)                    $ (499,980) $(1,811,563 $(1,088,044) $(3,300,675)
                                     ==========  =========== ===========  ===========

Primary income (loss) per share          $(0.02)       $(.09)     $(0.05)      $(0.18)
                                           ====          ====       ====         ====

Average shares outstanding           24,431,056   19,560,806  23,133,984    18,025,036

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

                                  (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1995

                                     Common  Stock                Additional                          Notes Receivable
                                 Number of       Par               Paid-In                   Treasury    Officers &
                                  Shares       Value   Warrants    Capital       Deficit     Stock       Employees         Total
                                ----------    -------  --------  -----------  ------------  ---------  ----------------  ----------


Balance, September 30, 1994     21,189,771    $21,189       ---  $26,331,310  $(18,281,809) $(944,612)    $(559,274)     $6,566,804

Shares issued in connection
 with the Company's Regulation S
 offering, net of related
 expenses                        4,630,679      4,631        ---   1,777,270           ---        ---           ---       1,777,901

Shares issued in connection
 with conversion of convertible
 debentures                        600,000        600        ---     149,400           ---        ---           ---         150,000

Warrants issued in connection
 with the Company's Regulation
 S offering                            ---        ---    $13,062      18,000           ---        ---           ---          31,062

Net loss for nine months
 ended June 30, 1995                   ---        ---        ---         ---    (1,088,044)       ---           ---      (1,088,044
                                ----------   --------    -------  ----------  ------------   --------     ----------     ----------

Balance, June 30, 1995         26,420,450    $26,420    $13,062 $28,271,980  $(19,369,853) $(944,612)     $(559,274)    $7,437,723
                                ==========   ========    =======  =========== ============  ==========     =========     ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                          NINE MONTHS ENDED JUNE 30,


                                                                1995          1994
                                                             ----------    ----------
Cash flows from operating activities:
Loss from continuing operations                             $(1,088,044)  $(3,300,675)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                                 585,378       544,206
Changes in certain assets and liabilities:
  Accounts receivable                                        (1,149,300)     (248,994)
  Inventories                                                   372,220      (678,615)
  Other current assets                                         (128,509)     (135,343)
  Accounts payable and accrued expenses                        (272,853)      341,052
  Sundry non current assets                                      14,362       (19,737)
  Payment against settlement of litigation                      (50,000)      (50,000)
                                                             ----------    ----------
Net cash provided by (used in) operating activities           1,716,746    (3,548,106)
                                                             ----------    -----------
Cash flows from investing activities:
Purchase of property plant and equipment                        (22,773)      (92,563)
Payments made for licensing agreements                              ---       (20,000)
Legal fees for Amswiss acquisition                                  ---       (51,889)
                                                             ----------    ----------
Net cash provided by (used in) investing activities             (22,773)     (164,452)
                                                             ----------    ----------

Cash flows from financing activities:
Revolving credit and term loan activity
  Borrowings                                                        ---      1,394,584
  Repayments                                                        ---     (1,594,629)
Proceed of Company's Regulation S
  offering, net of related expenses                           1,777,901      4,041,868
Proceeds from exercise of stock options                             ---            686
Proceeds from sale of warrants                                   31,062            ---
                                                             ----------     ----------
Net cash provided by (used in) financing activities            1,808,963      3,842,489
                                                             ----------     ----------
Net change in cash                                               69,444        129,931
Cash at beginning of period                                     129,004         30,166
                                                             ----------     ----------

Cash at end of period                                        $  198,448     $  160,097
                                                             ==========     ==========
Supplemental disclosure of cash flow information:
 Non cash financing activities:
  Issuance of 4,000,000 shares of common stock
    for Amswiss rights                                       $     ---      $7,750,000
  Contingent notes payable issued as part
    of Amswiss acquisition                                    (250,000)        250,000
  Notes receivable-officers and employees accepted
   on exercise of stock options                                   ---          559,274
  Portion of settlement of litigation reclassified
    to long-term debt                                             ---          250,000
  Conversion of convertible notes                              150,000             ---

The  accompanying  notes are an  integral  part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1995



A.       Consolidated Condensed Financial Statements

         The  Consolidated  Condensed  Balance Sheet as of June 30, 1995 and the
Consolidated Condensed Statement of Operations for the period ended June 30, 1995 and 1994 and the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30, 1995, and the Consolidated Statements of Cash Flows for the periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1994. Results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The
Consolidated   Statements of  Operations  for  all periods  reflect the ongoing operations of the Company.


B.       Intangible Assets

         On November 18, 1993, the Company and Amswiss Scientific, Inc., ("Amswiss"), completed a transaction whereby the Company agreed to purchase all of Amswiss' rights to certain pharmaceuticals in the development stage, including all agreements, licenses, applications, approvals, trademarks, trade names, and research data, for which the Company issued to Amswiss four million shares of its commmon stock and warrants to purchase an additional two million shares at $2.00 per share. Amswiss is a Canadian operation which had been engaged in, among other things, financing the development of anti-cancer drugs and biotechnology-based drug development programs.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Continued)


         The agreement further provides that all the shares and warrants issued be held in a Voting Trust, with the majority of the trustees consisting of directors of the Company. The Voting Trust will expire on the earlier of the date the FDA gives final approval of certain new drug applications or December 31, 1995. Of the shares and warrants issued to Amswiss, 800,000 common shares and warrants to purchase 400,000 common shares will be subject to forfeiture and cancellation in the event the Company is unable to obtain final FDA approval of the aforementioned drug applications on or before December 31, 1995. With respect to the shares and warrants issued to Amswiss that are not subject to forfeiture, Amswiss was granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. The Company has also issued to Amswiss a contingent non-negotiable, non-interest bearing $250,00 note, payable one hundred twenty (120) days after final FDA approval. In the event such FDA approval is not obtained by December 31, 1995, such note will be canceled. Upon issuance of the new drug application, the note may be converted, at Amswiss' election, into the Company's common shares at $3.50 per share which shares may become subject to a public offering.

         On March 31, 1995 the Company concluded that it will not be able to obtain FDA approval for DBD by December 31, 1995 and has thereby canceled the contingent $250,000 note payable and reduced the intangible assets by an equal amount and discontinued amortizing the forfeitable asset as of that date..

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

                             BIOPHARMACEUTICS, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its operating requirements for the last four years primarily by the issuance of common shares; $424,500 in 1992, $2,384,806 in fiscal year 1993 and $4,433,790 in fiscal year 1994 and $1,778,000 in the first half of fiscal year 1995 and convertible debentures; $1,150,000 in 1991 and in 1992 the settlement of claims against past management $924,076. As of June 30, 1995, the Company has cash of approximately $198,000.

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

                  RESULTS OF OPERATIONS

                  Revenues for the third quarter ended June 30, 1995 increased 16% to $1,113,868 compared to $956,337 for the third quarter of fiscal 1994. The revenue increase included royalty income in the quarter of $297,000 from the Treo License Agreement and sales of $816,868 which decreased $139,469 from third quarter 1994 sales. Treo sales in the quarter increased $188,631 to $625,940 compared to the $437,309 shipped in the quarter ended June 30, 1994. Sales of generic products dropped $328,100 to $190,928 due to a mild winter and the lack of stock replenishment.

                  Gross margin for the quarter improved to 18% compared to 17% for the comparable quarter due to the favorable mix of personal care to generic products. Gross profit for the prior quarter totaled 31%.

                  Selling, general and administrative expenses decreased to $787,974 from $1,222,164 in the comparable 1994 quarter due to an increase in royalty expense of $50,000 and decreases in advertising of $220,000, promotion expenses of $79,000, stockholder expenses of $49,000 commissions of $24,000 and public relations expenses of $30,000.

         Interest expense of $40,205 for the quarter compares to $43,891 for the comparable quarter in 1994 which included financing of accounts receivable with CIT. The agreement with CIT expired in September 1994.

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







Dated: August 21,1995