Form 10-Q
period 1996-03-31
BIOPHARMACEUTICS INC
filed 1997-03-27
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1996   Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC


                  DELAWARE                             13-3186327
         (State of Incorporation)        (I.R.S. Employer Identification No.)

         990 Station Road, Bellport, New York              11713
       (Address of Principal Executive Office)          (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.


                    Class                            Outstanding
                    -----                            -----------
         Common Stock - $.00l Par Value               39,207,922


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet
          March 31, 1996 (Unaudited) and September 30, 1995 (Audited)

          Consolidated Statement of Operations
          Three and Six Months Ended March 31, 1996 and 1995(Unaudited)

          Consolidated Statement of Shareholders' Equity (Deficiency in Assets) for the Six Months Ended March 31, 1996

          Consolidated Condensed Statement of Cash Flows for the Six Months Ended March 31, 1996 and 1995

          Notes to Condensed Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II


Item 6.   Reports on Form 8-K:

                  Acquisition or Disposition of Assets: Letter of Intent to purchase three branded consumer product lines from London International US. Holdings, Inc., for the sum of $3,600,000. The purchase includes all trade names, trademarks, patents, and all saleable finished goods inventory related to the Feminine Hygiene Products Business. Filed January 18, 1996.

                  Resignation of Registrant's Director: Dr. Alfred Stracher resigned from the Board of Director of Biopharmaceutics, Inc. as of December 4, 1995. Filed January 18, 1996.

                  Acquisition or Disposition of Assets: On March 15, 1996 the Company completed its acquisition of the feminine hygiene product lines from London International US Holdings, Inc. for the sum of $3,600,000 plus the cost of all saleable goods inventories and raw materials related to non-manufactured products. The purchase price includes all trade names, trademarks, patents, and all saleable finished goods inventory related to the Feminine Hygiene Product Business. The aggregate purchase price included a payment of $1,600,000 and $2,000,000 in a promissory note payable $500,000 on or before April 1, 1997; $660,000 on or before April 1, 1998 and $840,000 on April 1, 1999 with interest at 8.5%, payable semi-annually through October 1997, then quarterly. Filed March 26, 1996.

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                   March 31,         September 30,
                                                     1996                1995
                                                  (Unaudited)          (Audited)
                                                  ----------          -----------
                                ASSETS
Current assets:
  Cash                                            $  360,153         $   86,664
  Trade receivables, less allowance for
    doubtful accounts                                343,103            268,957
  Inventories                                        715,508            493,671
  Prepaid expenses and other assets                   65,927             27,953
                                                  ----------         ----------

          Total current assets                     1,484,691            877,245

Property, plant and equipment, at cost,
  net of accumulated depreciation                    349,066            443,267
Trademarks and patents                             3,682,325                ---
Licensing costs, net of accumulated amortization      68,501             70,301
Sundry                                                30,119             30,119
                                                  ----------         ----------
                                                  $5,614,702         $1,420,932
                                                  ==========         ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
Current liabilities:
  Account payable                                 $1,529,616         $1,027,865
  Accrued expenses                                   798,505          1,043,676
  Customer credit balances                           362,244            196,320
  Medicare judgment payable                           25,000             50,000
  Current maturities of long-term debt               145,000            190,000
                                                  ----------          ---------

          Total current liabilities                2,860,365          2,507,861

Long-term debt                                       313,773            130,982
Convertible debentures payable                     1,000,000          1,000,000
Promissory note payable                            2,000,000                ---

Shareholders' equity (deficiency in assets):
  Common Stock - par value $.00l per share
    Authorized - 50,000,000 shares
    Issued - 39,621,650 shares,
      26,535,750 in 1995                              39,622             26,536
  Additional paid-in capital                      29,597,638         27,149,038
  Deficit                                        (28,692,810)       (27,889,599)
                                                  ----------         ----------
                                                     944,450           (714,025)
Less Treasury Stock, at cost
  (413,728 shares)                                  (944,612)          (944,612)
  Notes receivable from officers and employees      (559,274)          (559,274)
                                                  ----------         ----------
                                                    (599,436)        (2,217,911)

                                                  $5,614,702         $1,420,932
                                                  ==========         ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                          ---------                 ---------
                                     1996          1995        1996        1995
                                                (Restated)              (Restated)
                                  ----------  ----------     ---------  ----------
Sales                             $  624,853   $   524,778  $1,081,937  $1,010,937

Costs and expenses:
  Cost of sales                      613,109       655,885   1,248,041   1,282,136
  Selling, general and
    administrative                   298,538       255,933     552,599     613,444
  Amortization of licenses             1,800       143,046       1,800     286,092
                                  ----------    ----------  ----------  ----------
                                     913,447     1,054,864   1,802,440   2,181,672
                                  ----------    ----------  ----------  ----------
                                    (288,594)     (530,086)   (720,503) (1,170,735)

Other income (deductions):
  Other Income                         2,500           ---       5,000         ---
  Interest expense                   (36,000)      (36,000)    (72,000)    (72,000)
                                  ----------    ----------  ----------  ----------
                                     (33,500)      (36,000)    (67,000)    (72,000)
                                  ----------    ----------  ----------  ----------
Net (loss) from
   continuing operations            (322,094)     (566,086)   (787,503) (1,242,735)

Discontinued operations
  Operating profit (loss)            (15,708)      622,504     (15,708)    654,672
                                  ----------    ----------  ----------  ----------

       Net loss                   $  337,802)   $   56,418  $ (803,211) $ (588,063)
                                  ==========    ==========  ==========  ==========

Primary income (loss) per share
  Continuing operations               $(0.01)       $(0.02)     $(0.03)     $(0.06)
  Discontinued operations               0.00          0.03        0.00        0.03
                                        ----          ----        ----        ----
                                      $(0.01)       $ 0.00      $(0.03)     $(0.03)
                                       =====         =====       =====        =====

Average shares outstanding        31,138,513    23,029,706  29,105,134  22,485,448


The accompanying notes are an integral part of these financial statements.

                           BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 1996



                                        Common  Stock      Additional
                                  Number of       Par       Paid-In                    Treasury      Notes Receivable
                                    Shares       Value      Capital        Deficit      Stock      Officers & Employees    Total
                                    ------       -----     -------        -------      -----        ------------------- -----------
Balance, September 30, 1995       26,535,750    $26,536   $27,149,038   $(27,889,599)  $(944,612)        $(559,274)     $(2,217,911)

Shares issued in connection
  with the Company's Regulation
  S offering, net of related
  expenses                        13,085,900     13,086     2,448,600           ---         ---                ---        2,461,686

Net loss for six months
  ended March 31, 1996                   ---        ---           ---      (803,211)        ---                ---         (803,211)
                                  ----------    -------   -----------  ------------     ---------        ---------        ---------

Balance, March 31, 1996           39,621,650    $39,622   $29,597,638  $(28,692,810)    $(944,612)       $(559,274)       $(559,436)
                                  ==========    =======   ===========  ============     =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                          SIX MONTHS ENDED MARCH 31,

                                                             1996             1995
                                                              ----             ----
Cash flows from operating activities:
Loss from continuing operations                            $ (787,503)     $(1,242,735)
Profit (loss) from discontinued operations                    (15,708)         654,672
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                          106,800          204,124
Changes in certain assets and liabilities:
    Accounts receivable                                       (74,146)          (4,276)
    Inventories                                              (221,837)        (117,608)
    Other current assets                                      (37,974)         (27,139)
    Accounts payable and accrued expenses                     256,580          (81,392)
    Customer credit balances                                  165,924              ---
    Sundry non current assets                                 182,791              ---
    Payment against settlement of litigation                  (45,000)             ---
    Payment against Medicare settlement                       (25,000)             ---
                                                           ----------      -----------

Net cash provided by (used in) operating activities          (495,073)        (614,354)

Cash flows from investing activities:
Purchase of property plant and equipment                      (10,799)         (17,116)
Trademarks and tradenames acquired                         (3,682,325)             ---
                                                            ---------      -----------

Net cash provided by (used in) operating activities        (3,682,124)         (17,116)
                                                           ----------       ----------
Cash flows from financing activities:
Proceed of Company's Regulation S
    offering, net of related expenses                       2,461,686          743,893
Proceeds from sale of warrants                                    ---            3,000
Promissory note issued in trademark acquisition             2,000,000              ---
                                                           ----------      -----------

Net cash provided by (used in) financing activities         4,461,686          746,893
                                                           ----------      -----------
Net change in cash                                            273,489          115,423
Cash at beginning of period                                    86,664          129,004
                                                           ----------      -----------
Cash at end of period                                      $  360,153      $   244,427
                                                           ==========      ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1996



A.       Consolidated Condensed Financial Statements

         The Consolidated Condensed Balance Sheet as of March 31, 1996 and the Consolidated Condensed Statement of Operations for the period ended March 31, 1996 and 1995 and the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 1996, and the Consolidated Statements of Cash Flows for the periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.


B.       Restatement of Prior Year's Statement of Operations

         Prior years Consolidated Statement of Operations has been restated to conform to write-off of Biopharm Lab, Inc. to discontinued operations in the Company's audited financial statements at September 30, 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its operating requirements for the last four years primarily by the issuance of common shares; $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995 and $2,461,686 in the first half of 1996, convertible debentures of $800,000 in 1992 and the settlement of claims against past management of $924,076 in 1992. As of March 31, 1996, the Company had cash of approximately $360,000.

                  The Company completed its acquisition of a product line from London International US Holdings, Inc. ("LIUSH) which should generate sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of $3,600,000 was financed by a combination of Regulation S common stock sales and notes for $2,000,000 to be paid over a number of years. The brands acquired have been on the market for more than ten years each and are sold under the names of Vaginex(R), Koromex(R), Koroflex(R), and Feminique(R). LIUSH is the largest condom manufacturer in the US and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

                  Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the US military. The Company will use the former Treo reps to sell the newly acquired lines. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that previously made by LIUSH, expanding the customer base and by receiving greater support from Quality Health Products in promoting the products.

                  The Company also anticipates that the approval of the additional seven products by the Food and Drug Administration ("FDA") in 1995, which increased the number of products manufactured by the Company for its customers, and with the addition of three significant new customers, should enable the Company to increase sales and provide a basis for profitability in fiscal 1996.

                  The Company believes that the foregoing, along with the additional capital raised through March 1996 will be adequate to meet its current objectives. Sinking fund requirements for the convertible debentures in 1996 should satisfy by either refunding or conversion of the debentures into common stock.


                  RESULTS OF OPERATIONS

                  Sales for the quarter ended March 31, 1996 totaled $624,853, an increase of 19% over restated sales of $524,778 for the second quarter in 1995. The increase was primarily attributed to the new product line acquired on March 15, 1996 from London International US Holdings, Inc. Sales for the six months increased $71,000 to $1,081,937 in the prior year. Sales for the prior quarter totaled $457,000.

                  Gross profit for the quarter improved to a positive 2% compared to a negative 24% for the comparable quarter in 1995. Margins for the prior quarter totaled a negative 40%. On a six month basis, gross profit totaled a negative 15% versus a negative 26% for the six months ended March 31, 1995. Negative margins were attributable to sales levels not being high enough to absorb fixed overheads in manufacturing.

                  Selling, general and administrative expenses increased to $298,538 versus $255,933 in the comparable quarter due primarily to legal and accounting expenses in the quarter. For the six month period, selling, general and administrative expenses dropped $60,845 to $552,599 due to lower legal expenses in the first quarter. Amortization of licenses declined from $143,046 in the 1995 quarter to $1,800 due to the write-off of the Amswiss rights in September 1995.

                  Interest expense was in line with the prior quarters.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.








                                 /s/ Edward Fine
                             ----------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                              /s/ William C. Kugler
                              --------------------
                                WILLIAM C. KUGLER
                   Vice President and Chief Financial Officer




Dated: May 10, 1996