Form 10-Q
period 1996-06-30
BIOPHARMACEUTICS INC
filed 1997-03-27
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


         For Quarter Ended June 30, 1996 Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC


                     DELAWARE                         13-3186327
            (State of Incorporation)     (I.R.S. Employer Identification No.)

    990 Station Road, Bellport, New York             11713
   (Address of Principal Executive Office)         (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.


                Class                           Outstanding
                -----                           -----------
         Common Stock - $.00l Par Value          39,877,922


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART I     Financial Information

Item 1.    Financial Statements

           Consolidated Condensed Balanced Sheet
           June 30, 1996 (Unaudited) and September 30, 1995 (Audited)

           Consolidated Statements of Operations
           Three Months and Nine Months Ended June 30, 1996 and 1995 (Unaudited)

           Consolidated Statements of Shareholders' Equity
           (Deficiency in Assets) for the Nine Months Ended June 30, 1996

           Consolidated Condensed Statement of Cash Flows for the Nine Months Ended June 30, 1996 and 1995

           Notes to Condensed Financial Statements (Unaudited)


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II


Item 6.    Reports on Form 8-K:  None.

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                June 30,         September 30,
                                                  1996                1995
                                              (Unaudited)          (Audited)
                                               ----------         ----------
                                     ASSETS
   Current assets:
      Cash                                    $   86,271          $   86,664
      Trade receivables, less allowance for
        doubtful accounts                        654,884             268,957
      Inventories                                766,128             493,671
      Prepaid expenses and other assets           90,001              27,953
                                              ----------          ----------

            Total current assets               1,597,284             877,245

   Property, plant and equipment, at cost,
      net of accumulated depreciation            374,715             443,267
   Trademarks and patents                      3,753,244                 ---
   Licensing costs, net of accumulated
     amortization                                 66,701              70,301
   Sundry                                         27,910              30,119
                                              ----------          ----------

                                              $5,819,854          $1,420,932
                                              ==========          ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
   Current liabilities:
     Accounts payable                         $1,468,354         $l,027,865
     Accrued expenses                            758,484          1,043,676
     Customer credit balances                    337,937            196,320
     Medicare judgment payable                       ---             50,000
     Current maturities of long-term debt        410,100            190,000
                                              ----------         ----------

         Total current liabilities             2,974,875          2,507,861

   Long-term debt                                313,773            130,982
   Convertible debentures payable              1,000,000          1,000,000
   Promissory note payable                     2,000,000                ---

   Shareholders' equity:
     Common Stock - par value $.00l per share
       Authorized - 50,000,000 shares
       Issued - 40,291,650 shares,
         26,535,750, in 1995                      40,292             26,536
     Additional paid-in capital               29,686,068         27,149,038
     Deficit                                 (28,691,268)       (27,889,599)
                                              ==========         ==========
                                               1,035,092           (714,025)

 Less Treasury Stock, at cost
  (413,728 shares)                              (944,612)          (944,612)
  Notes receivable from officers
   and employees                                (559,274)          (559,274)
                                              ----------         ----------
                                                (468,794)        (2,217,911)
                                              ----------         ----------
                                              $5,819,854         $1,420,932
                                              ===========        ==========


 The  accompanying  notes are an  integral  part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                           Three Months Ended           Nine Months Ended
                                                 June 30,                    June 30,
                                         1996              1995         1996         1995
                                                        (Restated)                (Restated)
Revenues:
 Sales                                 $1,165,917      $  190,927     $2,247,854   $1,201,864

Costs and expenses:
 Cost of sales                            875,956         428,546      2,123,997    1,710,682
 Selling, general and administrative      282,247         326,308        834,846      939,752
 Amortization of licenses                  24,900         116,046         26,700      402,138
                                        ---------      ----------     ----------   ----------

                                        1,183,103         870,900      2,985,543    3,052,572
                                          (17,186)       (679,973)      (737,689)  (1,850,708)
Other income (deductions):
 Other Income

 Interest expense (including               62,500             ---         67,500          ---
  interest to officer)                    (93,772)        (40,205)      (165,772)    (112,205)
                                        ----------      ----------     ----------   ----------
                                          (31,272)        (40,205)       (98,272)    (112,205)

Net (loss) from continuing
 operations                               (48,458)       (720,178)      (835,961)  (1,962,913)

Discontinued operations:
 Operating profit (loss)                   50,000         220,196         34,292      874,868
                                       ----------      ----------     ----------   ----------

Net income (loss)                     $     1,542      $ (499,982)    $ (801,669) $(1,088,045)
                                      ===========      ==========     ==========   ==========

Primary income (loss) per share:
 Continuing operations                     $(0.00)        $(0.03)        $(0.03)      $(0.08)
 Discontinued operations                     0.00           0.01           0.00         0.04
                                             ----           ----           ----         ----
                                           $ 0.00          $(.02)        $(0.02)      $(0.05)
                                             ====           ====           ====         ====


Average shares outstanding             39,207,922     24,431,056     32,472,730   23,133,984

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1996


                                         Common  Stock        Additional                               Notes Receivable
                                      Number of      Par       Paid-In                     Treasury      Officers &
                                       Shares       Value      Capital         Deficit     Stock         Employees        Total
                                      --------      ------   -----------       --------   --------    ---------------- ----------
Balance, September 30, 1995         26,535,750     $26,536   $27,149,038  $(27,889,599)  $(944,612)      $(559,274)    $(2,217,911)

Shares issued in connection
  with the Company's Regulation
  S offering, net of related
  expenses                          13,485,900      13,486     2,448,200           ---         ---             ---       2,461,686

 Shares issued in connection with
   the Company's acquistion of
   feminine hygiene product line        27,000         270        88,830           ---         ---             ---         (89,100)

Net loss for six months
   ended June 30, 1996                     ---         ---           ---      (801,669)        ---             ---        (801,669)

                                    ----------     -------   -----------  ------------   ---------      ----------       ---------

Balance, June 30, 1996              40,291,650     $40,292   $29,686,068  $(28,691,268)  $(944,612)      $(559,274)      $(468,794)
                                    ==========     =======   ===========  ============   =========      ==========       =========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                                                              1996          1995
                                                            ----------   ----------
Cash flows from operating activities:
Loss from continuing operations                            $ (835,961)  $(1,962,913)
Profit (loss) from discontinued operations                     34,292       874,868
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                 182,700       585,378
Changes in certain assets and liabilities:
 Accounts receivable                                          (385,927)   (1,149,300)
 Inventories                                                  (272,457)      372,220
 Other current assets                                          (62,048)     (128,509)
 Other assets                                                   (2,710)       14,363
 Accounts payable and accrued expenses                         157,827      (272,853)
 Customer credit balances                                      141,617           ---
 Accounts payable transfered to current maturities---LTD       285,100           ---
 Accounts payable transferred to long term                     182,791           ---
 Payment against settlement of litigation                      (65,000)      (50,000)
 Payment against Medicare settlement                           (50,000)          ---
                                                            ----------    ----------

Net cash provided by (used in) operating activities           (689,776)   (1,716,746)
                                                            ----------    ----------
Cash flows from investing activities:
Purchase of property plant and equipment                       (89,978)      (22,773)
Trademarks and tradenames acquired                          (3,682,325)         ---
                                                            -----------   ----------
Net cash provided by (used in) investing activities         (3,772,303)      (22,773)
                                                            -----------   ----------

Cash flows from financing activities:
Proceed of Company's Regulation S
 offering, net of related expenses                           2,461,686     1,777,901
Proceeds from sale of warrants                                     ---        31,062
Promissory note issued in trademark acquisition              2,000,000           ---
                                                            ----------    ----------

Net cash provided by (used in) financing activities          4,461,686     1,808,963
                                                            ----------     ---------
Net change in cash                                                (393)       69,444
Cash at beginning of period                                     86,664       129,004
                                                           -----------     ---------

Cash at end of period                                      $    86,271    $  198,448
                                                           ===========    ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1996



A.       Consolidated Condensed Financial Statements

         The  Consolidated  Condensed  Balance Sheet as of June 30, 1996 and the
Consolidated Condensed Statement of Operations for the period ended June 30, 1996 and 1995 and the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30, 1996, and the Consolidated Statements of Cash Flows for the periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

     The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

B.       Restatement of Prior Year's Statement of Operations

         Prior year's Consolidated Statement of Operations has been restated to confirm to write-off of Biopharm Lab, Inc. to discontinued operations in the Company's audited financial statements at September 30, 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its operating requirements for the last four years primarily by the issuance of common shares; $2,384,806 in fiscal year 1993, $4,433,790 in 1994, $2,054,722 in 1995 and $2,461,686 in the first half of 1996, convertible debentures of $800,000 in 1992 and the settlement of claims against past management of $924,076 in 1992. As of June 30, 1996, the Company had cash of approximately $86,000.

                  The Company completed its acquisition of a product line from London International US Holdings, Inc. ("LUISH) which should generate sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of $3,600,00 was financed by a combination of Regulation S common stock sales and notes for $2,000,000 to be paid over a number of years. The brands being acquired have been on the market for more than ten years each and are being sold under the names of Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is the largest condom manufacturer in the U.S. and had decided to sell it's Feminine Hygiene brands in order to concentrate its efforts on its core business.

                Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company will use the former Treo reps to sell the newly acquired lines. All of the ten former rep organizations have already agreed to sell the Feminine Hygiene Product Lines. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort that that previously made by LIUSH, expanding the customer base and by receiving greater upport from Quality Health Products in promoting the products.

               The Company also anticipates that the approval of the additional seven products by the Food and Drug Administration ("FDA") in 1995, which increased the number of products manufactured by the Company for its customers, and with the addition of three significant new customers, should enable the Company to increase sales and provide a basis for profitability in fiscal 1996.

              The Company believes that the foregoing, along with the additional capital raised through March 1996 will be adequate to meet its current objectives. Sinking fund requirements for the convertible debentures in 1996 should be satisfied by either refunding or conversion of the debentures into common stock.

               RESULTS OF OPERATIONS

               Sales for the quarter ended June 30, 1996 totaled $1,165,917, an increase of 510% over restated sales of $190,927 for the third quarter in 1995. The increase was primarily attributed to the new product line acquired on March 15, 1996 from London International U.S. Holdings, Inc. Sales for nine months increased $1,046,000 to $2,247,854 compared to $1,201,864 in the prior year. Sales for the prior quarter totaled $625,000.

               Gross profit for the quarter improved to a positive 25% compared to a negative 124% for the comparable quarter in 1995. Margins for the prior quarter totaled a positive 2%. On a nine month basis, gross profit totaled a positive 5.5% versus a negative 42% for the nine months ended June 30, 1995. Negative margins were attributed to sales levels not being high enough to absorb fixed overheads in manufacturing.

               Selling, general and administrative expenses decreased to $282,247 versus $326,308 in the comparable quarter due primarily to legal and accounting expenses in the quarter. For the nine month period, selling, general and administrative expenses dropped $104,906 to $834,846 due to lower legal expenses in the first quarter. Amortization of licenses declined from $116,046 in the 1995 quarter to $24,900 due to the write-off of the Amswiss rights in September 1995.

               Interest expense increased from $40,205 in the third quarter of 1995 to $93,722 in the current quarter due to financing $2,000,000 of the acquisition cost of the product line purchased from London International U.S. Holdings, Inc.

                                   SIGNATURES



               Pursuant to the requirements of Section 13 of the Securities and Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





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







Dated: August 14,1996