Form 10-Q
period 1995-12-31
BIOPHARMACEUTICS INC
filed 1997-04-02
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


   For Quarter Ended December 31, 1995     Commission File Number 1-9370


                             BIOPHARMACEUTICS, INC


                   DELAWARE                            13-3186327
          (State of Incorporation)      (I.R.S. Employer Identification No.)

    990 Station Road, Bellport, New York                  11713
    (Address of Principal Executive Office)            (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1995.

                Class                                   Outstanding
                -----                                   -----------
      Common Stock - $.00l Par Value                     27,455,093


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


PART      Financial Information

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet
          December 31, 1995 (Unaudited) and September 30, 1995 (Audited)

          Consolidated Statement of Operations
          Three Months Ended December 31, 1995 and 1994 (Unaudited)

          Consolidated Statement of Shareholders' Equity for the Three Months Ended December 31, 1995

          Consolidated Condensed Statement of Cash Flows for the Three Months Ended December 31, 1995 and 1994

          Notes to Condensed Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II

Item 6.   Reports on 8-K:

          Court order dated  November 1, 1995, enjoining  Biopharmaceutics, Inc.
and Biopharm Lab, Inc. from  exploiting   licensed  rights  in  the  "Treo" skin
care product with respect to the 1996 selling season.  Filed November 13, 1995.

          Court order dated November 17, 1995, reducing the fine imposed against Patient Medical Systems Corp. (now known as Biopharmaceutics, Inc.) to $50,000, from an original amount of $175,000. Fiked December 1, 1995.

          Court order dated December 20, 1995, dismissing all claims by Biopharmaceutics, Inc. and Biopharm Lab, Inc. against Primavera Laboratories, Inc. and Avon Products, Inc. and granted the counterclaim by Primavera Laboratories, Inc. Filed December 28, 1995.

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                  December 31,    September 30,
                                                     1995             1995
                                                  (Unaudited)       (Audited)
                                                  ----------        ----------
                                 ASSETS
 Current assets:
   Cash                                           $  16,284         $   86,664
   Receivables, less allowance for
     doubtful accounts                              201,216            268,957
   Inventories                                      389,899            493,671
   Prepaid expenses and other assets                 31,998             27,953
                                                 ----------         ----------

            Total current assets                    639,397            877,245

Property, plant and equipment, at cost,
  net of accumulated depreciation                   386,928            443,267
Licensing costs, net of accumulated amortization     70,301             70,301
Sundry                                               29,619             30,119
                                                 ----------         ----------

                                                 $1,126,345         $1,420,932
                                                  ==========         =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                             (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable                                $1,112,903        $1,027,865
  Accrued expenses                                   897,425         1,043,676
  Customer credit balances                           267,016           196,320
  Medicare judgement payable                          25,000            50,000
  Current maturities of long-term debt               175,000           190,000
                                                   ---------         ----------

                Total current liabilities          2,477,344         2,507,861

Long-term debt                                       130,982           130,982
Convertible debentures payable                     1,000,000         1,000,000

Shareholders' equity (defiency in assets):
  Common Stock - par value $.00l per share
    Authorized - 50,000,000 shares
    Issued - 27,868,821 shares,
      26,535,750 in 1995                              27,868            26,536
  Additional paid-in capital                      27,348,945        27,149,038
  Deficit                                        (28,355,008)      (27,889,599)
                                                  ----------        ----------
                                                    (978,195)         (714,025)
Less Treasury Stock, at cost
  (413,728 shares)                                  (944,612)         (944,612)
 Notes receivable from officers and employees       (559,274)         (559,274)
                                                  ----------        ----------
                                                  (2,482,081)       (2,217,911)
                                                  ----------        ----------
                                                  $1,126,245        $1,420,932
                                                  ==========        ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                    1995         1994

Revenues:
  Net sales                                     $   457,084   $  486,159

Costs and expenses:
  Cost of sales                                     634,932      626,251
  Selling, general and
    administrative                                  254,061      500,557
                                                 ----------   ----------
                                                    888,993    1,126,808
                                                 ----------   ----------
                                                   (431,909)    (640,649)
Other income (deductions):
  Other income                                        2,500          ---
  Interest expense                                  (36,000)     (36,000)
                                                 ----------   -----------
                                                    (33,500)     (36,000)
                                                 ----------   -----------

Net income (loss) from
 continuing operations                             (465,409)    (676,649)

Discontinued operations
  Operating profit                                      ---       32,168
                                                 ----------   ----------

Net loss                                         $ (465,409)  $ (644,481)
                                                 ==========   ==========

Primary income (loss) per share
  Continuing operations                              $(0.02)      $(0.03)
  Discontinued operations                              0.00         0.00
                                                       ----         ----
                                                     $(0.02)      $(0.03)
                                                       ====         ====

Average shares outstanding                       27,071,755    21,941,190


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                   (UNAUDITED)

                      THREE MONTHS ENDED DECEMBER 31, 1995



                                    Common  Stock      Additional
                                   Number of   Par      Paid-In                   Treasury     Notes Receivable
                                   Shares      Value    Capital        Deficit     Stock     Officers & Employees       Total
                                   ------      -----   ----------    ----------   ---------  --------------------    -----------
Balance, September 30, 1995      26,535,750  $26,536   $27,149,038  $(27,889,599) $(944,612)      $(559,274)         $(2,217,911)

Shares issued in connection
  with the Company's Regulation
  S offering, net of related
  expenses                        1,333,071    1,332       199,907           ---         ---             ---              201,239


Net loss for the three months
  ended December 31, 1995               ---      ---          ---       (465,409)        ---             ---             (465,409)
                                 ----------  -------     ---------   -----------  ----------      ----------         ------------


Balance, December 31, 1995       27,868,821  $27,868   $27,348,945  $(28,355,008)  $(944,612)     $(559,274)         $(2,482,081)
                                 ==========   =======  ===========  ============   =========      ==========         ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                                                             1995        1994
                                                         ----------   ----------
Cash flows from operating activities:
Loss from continuing operations                         $ (465,409)  $ (676,649)
Profit from discontinued operations                            ---       32,168
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
    operating activities:
      Depreciation and amortization                         60,000      204,124
Chanes in certain assets and liabilities:
  Accounts receivable                                       67,741       (4,276)
  Inventories                                              103,772     (117,608)
  Other current assets                                      (4,065)     (27,139)
  Accounts payable and accrued expenses                    (61,213)     (81,392)
  Customer credit balances                                  70,696          ---
  Sundry non current asssets                                   500          ---
  Payment against settlement of litigation                 (15,000)         ---
  Payment against Medicare settlement                      (25,000)         ---
                                                        ----------   ----------
Net cash provided by (used in)
  operating activities                                    (267,957)    (670,772)
                                                        ----------   ----------
Cash flows from investing activities:
Purchase of property plant and equipment                    (3,662)     (17,116)
                                                        ----------   ----------
Net cash provided by (used in)
  investing activities                                      (3,662)    (17,116)
                                                        ----------   ---------
Cash flows from financing activities:
Proceed of Company's Regulation S
  offering, net of related expenses                        201,239     743,893
Proceeds from sale of warrants                                 ---       3,000
                                                        ----------  ----------
Net cash provided by (used in)
  financing activities                                     201,239     746,893
                                                        ----------  ----------

Net change in cash                                         (70,380)     59,005
Cash at beginning of period                                 86,664     129,004
                                                        ----------  ----------

Cash at end of period                                   $   16,284  $  188,009
                                                        ==========  ==========


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1995



A.       Consolidated Condensed Financial Statements

         The Consolidated Condensed Balance Sheet as of December 31, 1995 and the Consolidated Condensed Statement of Operations for the period ended December 31, 1995 and 1994, and the Consolidated Condensed Statement of Shareholders' Equity for the three month period ended December 31, 1995, and the Consolidated Statements of Cash Flows for the periods ended December 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

                             BIOPHARMACEUTICS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its operating requirements for the last three years primarily by the issuance of common shares; $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995, convertible debentures of $800,000 in
1992 and the settlement of claims against past management $924,076 in 1992. As of September 30, 1995, the Company has cash of approximately $86,000 and subsequently thereto through December 1995 received $217,000 from the sale of common stock under Regulation S.

                  As a result of the United States District Court's decision on December 20, 1995, the Company is enjoined from selling Treo in 1996 and therefore the Company wrote-off assets associated with Treo as a discontinued operation as of September 30, 1995. The Company had anticipated a negative cash flow from the product line of $150,000 to $600,000 in fiscal 1996.

                 The Company signed a Letter of Intent on January 3, 1996 to acquire a product line from London International US Holdings, Inc. (LIUSH) which should generate sales in excess of the Company's 1995 total sales and would generate substantial working capital to Biopharm. The cost will approximate $3,600,000 and will be financed by a combination of Regulation S common stock sales, registered stock sales and notes to be paid over a number of years. The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex*, Koromex*, Koroflex*, and Feminique*. LIUSH is the largest condom manufacturer in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

                  Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company intends to use its former Treo reps to sell the newly acquired lines.Nine of the former ten rep organizations have already agreed to sell the new lines. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted than that made by LIUSH, expanding the customer base and by receiving greater support from the Company in promoting the products.

                  The Company also anticipates that the approval of additional seven products by the Food and Drug Administration ("FDA") in 1995, which increased the number of products offered by the Company to its customers and with the addition of three significant new customers, should enable the Company to increase sales and provide a basis for profitability in fiscal 1996.



*Registered Trademark

                             BIOPHARMACEUTICS, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)
                  The  Company  has  re-evaluated  its  investment   in  Amswiss
Scientific, Inc. ("Amswiss") assets as of September 30, 1995. Due to the Company's present lack of working capital, the cost of the New Drug Application ("NDA") filing, and recent developments in cancer research along with new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company has decided to write-off the intangibles with a charge to its consolidated statement of operations aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and in addition, as a result of this decision, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge of common stock and additional paid-in capital aggregating $1,381,647.

                  Company management has decided it would be more beneficial for the  Company  to  invest  any  funds  raised  or  any  funds  available into the acquisition and development of the Feminine Hygiene Products. Until the Company's pharmaceutical sales and sales of the soon to be acquired Feminine Hygiene Products produce positive cash flow and profitable operations, the Company will be unable to finance the NDA for DBD. DBD is a cytotoxic, chemotheraphy agent used in the treatment of cancer.

                  The Company believes that the foregoing, along with the additional capital raised through December 1995 and the possibility of recoveries from the appeal of the Primavera/Avon suit, will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 should be satisifed by either refunding or converstion of the debentures into common stock.

                  RESULTS OF OPERATIONS

                  Sales for the quarter  ended December 31, 1995 decreased 6% to
$457,084 compared to $486,159 for the comparable quarter of fiscal 1994.   Sales
for the prior quarter ended September 30, 1994 totaled $330,784.

                  Gross margin for the quarter of a negative 40% compared to a negative 29% for the comparable quarter. Gross margin for the prior quarter totaled a negative 79%. Negative margins are attributable to sales levels not high enough to absorb fixed overheads in manufacturing.

                  Selling, general and administrative expenses decreased to $254,061 from $500,557 in the first quarter of 1995 due primarily to a decrease in legal expenses of $60,377 and a reducion of amortization of licenses of $143,046 since the underlying intangibles were written off at September 30, 1995.

                 Interest expense of $36,000 compared to $36,000 in fiscal 1994.

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




Dated: February 14, 1996