Form 10-K
period 1995-09-30
BIOPHARMACEUTICS INC
filed 1997-04-07
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995
                         Commission file number: 1-9370


                             Biopharmaceutics, Inc.
                   -------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                   Delaware                              13-3186327
              State of Corporation             (I.R.S. Employer I.D. Number)

            990 Station Road, Bellport, NY                   11713
         (Address of Principal Executive Offices)           (Zip Code)

       Registrant's Telephone Number, Including Area Code: (516) 286-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class         Name of Each Exchange on Which Registered
          -------------------         -----------------------------------------
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

                           Yes   __X___                  No____

         The aggregate market value of the voting stock owned by non-affiliates of the Registrant on November 30, 1995 was $13,461,011. On such date, the mean price at which the stock was sold was $0.50 per share.

         The number of shares of Common Stock, $.001 Par Value, outstanding as of November 30, 1995, was 26,922,022, exclusive of outstanding, unexercised options.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K
                (Filed for Fiscal Year Ended September 30, 1995)

                                TABLE OF CONTENTS
                                                                      Page No.
                                                                      -------
Part I.

         Item 1.    Business . . . . . . . . . . . . . . . . . . . . .    3
         Item 2.    Properties . . . . . . . . . . . . . . . . . . . .   16
         Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . .   16
         Item 4.    Submission of Matters to
                     a Vote of Security Holders. . . . . . . . . . . .   17

Part II.

         Item 5.    Market for Registrant's Common
                     Stock and Related Shareholder
                     Matters  . . . . . . . . . . . . . . . . . . . . .  18
         Item 6.    Selected Financial Data . . . . . . . . . . . . . .  19
         Item 7.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . . . . .  19
         Item 8.    Financial Statements and Supplementary Data 22
         Item 9.    Disagreements on Accounting and Financial
                     Disclosure . . . . . . . . . . . . . . . . . . . .  22

Part III.

         Item 10    Directors and Executive Officers   . . . . . . . .   22
         Item 11.   Executive Compensation . . . . . . . . . . . . . .   23
         Item 12    Security Ownership of Certain Beneficial
                             Owners and Management . . . . . . . . . .   26
         Item 13.   Certain Relationships and Transactions . . . . . .   28

Part IV.

         Item 14.   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K

                    Exhibit Index. . . . . . . . . . . . . . . . . . .   29

                                     PART I

ITEM 1.   BUSINESS
          --------

          The Company
          -----------

          Biopharmaceutics, Inc. (the "Company") was incorporated in Nevada on August 15, 1983, under the name of Health Care Facilities Corporation. On November 10, l983, Health Care Facilities Corporation changed its name to Patient Medical Systems Corporation. The Shareholders, on January 21, 1987, changed the Company's name to Integrated Generics, Inc. and on March 28,
1988, to Biopharmaceutics, Inc. and the state of incorporation from Nevada to Delaware. The Company's executive office is located at 990 Station Road, Bellport, New York 11713. Its telephone number is (516) 286-5800.

          Business Operations
          -------------------

          The Company's business operations, in fiscal year 1995, were principally conducted through three wholly owned subsidiaries: Biopharmaceutics, Inc. ("Biopharm"), a New York corporation, engaged in the manufacturing of generic pharmaceutical products, Biopharm Lab, Inc. ("Lab"), a company engaged in the marketing of a branded consumer sun care product, Treo(R), and Anti-Sense Technologies, Ltd., ("Anti-Sense"), a company engaged in the biotechnology field currently holding licenses for anti-sense oligonucleotides and peptides in the developmental stage which have displayed anti-tumor, anti-metastatic and anti-HIV characteristics.

          In addition, the Company holds the license rights to Mitalactol ("DBD"), a pharmaceutical, solid dosage which holds "Orphan Drug Status" for both the treatment of cervical cancer and brain cancer and "ADT" the Company's licensed, patented process for the diagnosis of Alzheimer's Disease.

          In November 1995, a Federal District Court issued a Preliminary Injunction enjoining Lab from marketing Treo for the 1996 season. In December 1995, this same Court issued a Final Judgment terminating Lab's and the Company's rights to the Treo license. The Company has filed a Notice of Appeal of the Preliminary Injunction and intends to file a Notice of Appeal from the Final Judgment. As a result of the Court's actions, the Company has discontinued its Treo business.

          Furthermore, the Company has had to cease current expenditures on final development of DBD in order to concentrate its available assets on rebuilding its pharmaceutical operations and to commence sales and marketing of its new Feminine Hygiene Products, whose acquisition is expected to be complete by February 28, 1996 (See "Feminine Hygiene Products").

          Pharmaceutical Operations
          -------------------------

          Background
          ----------

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

          As a result of the temporary closure (referred to below), Biopharm had to suspend the continued implementation of this strategy until it became reapproved as a manufacturer. As of November 22, 1993 with the FDA approval to recommence manufacturing operations, Biopharm has taken steps to reimplement parts 2, 3 and 4 of this strategy. The Company still intends to implement part 1, but not immediately.

          Current Operations
          ------------------

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

          Following the close of the Company's 1991 fiscal year, the Federal government, on November 1, 1991, obtained a temporary restraining order against Biopharm and its president, Edward Fine, temporarily restraining and enjoining Biopharm and Mr. Fine from manufacturing, processing, packing or labeling any pharmaceutical products manufactured, processed, packed or labeled at those facilities pending a court ruling on a government motion for a preliminary injunction against Biopharm. The FDA's complaint centered around allegations that Biopharm had not complied with current Good Manufacturing Practice ("cGMP") regulations concerning such matters as packaging and labeling procedures and controls, validation of mixing and blending procedures and the documentation of process failures. The complaint also alleged that Biopharm had inadequately responded to various cGMP observations following FDA plant inspections over a period of time. On November 19, 1991, Biopharm signed a Consent Agreement with the FDA, thereby ending the legal proceedings that gave rise to the temporary restraining order. Biopharm had laid off a majority of its employees following the issuance of the temporary restraining order and had ceased all operations. Although Biopharm believes that the government's action resulted from the independent, unauthorized activities of three former employees, each of whom were promptly discharged by Biopharm, it determined that the signing of the Consent Decree would be less damaging to it's business than a protracted legal proceeding. On January 10, 1992, the FDA approved Biopharm's performance of its obligations under the Consent Decree, as amended on December 23, 1991. As a result , Biopharm began the process of returning to full operations.

          Since January 13, 1992, Biopharm had been operating as a repacker, purchasing finished dosages (tablets, caplets or capsules) in bulk from other manufacturers, and packaging them in consumer selling sizes for distribution to its customers. Biopharm has lost a significant portion of its customer bas as a result of the temporary closure. The Company began actively pursuing new customers as described in Items 2 and 3 under Pharmaceutical Operations - Background. During the last several months, the Company has been successful in acquiring business from three potentially major customers: Columbia Labs, Zenith/Goldline Pharmaceuticals and Arnet Pharmaceuticals.

          The Company is producing a branded consumer product for Columbia under a trademark, owned by Columbia, Legatrin PM(TM). Sales to Arnet are of bulk pharmaceutical products for distribution in South America. Arnet's customer i South America is one of the largest distributors of pharmaceutical products on the South American continent. Zenith/Goldline has given the Company orders to produce one of their high volume supplements to be shipped in both bulk and in bottles. In addition, the Company is discussing numerous products with a former customer who markets branded products. The Company continues to seek such business where the products can generate significant volume at reasonable profit margins.

          As of November 22, 1993 the FDA had completed its inspection of Biopharm's facility, and, had deemed Biopharm to be in compliance with cGMP's. Biopharm is now approved to manufacture and sell its five validated products and it may also manufacture and sell additional products not previously manufactured by it, provided those products are manufactured in conformance with cGMP's. Biopharm began shipments of its manufactured products immediately. On December 5, 1994, Biopharm requested that the FDA begin their review of eight additional validated products. The review was completed by May 1995 and seven products were approved. The eighth product was withdrawn. As of June 1995, Biopharm was approved to manufacture a total of twelve of its former products.

          The former combined total sales of the aforementioned twelve products constituted approximately 62% of Biopharm's former sales volume for manufactured products. The Company has petitioned the FDA to waive the requirements for a third multiple product review, which if acceptable to the FDA, would enable the Company to bring individual products back on line more quickly. The Company is having on-going negotiations with the FDA on this issue.

          Marketing and Customers -- Order Backlog
          ----------------------------------------

          A key element of Biopharm's marketing strategy is the maintenance of sufficien inventory to fill customer orders within a three to fou week period. The success of this strategy is heavily dependent on Biopharm's ability to predict market demand.

          Biopharm currently sells its products to approximately thirty-three customers, using both private (customer) labels, customer branded product labels, bulk containers or its own Biopharm brand label. Marketing and sales by Biopharm include efforts directed at increasing the overall acceptance of generic pharmaceutical products in all classes of trade within the health care distribution network.

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

          Biopharm's products are sold on terms ranging from Net 30 to 2% 15-Net 61. These products are not returnable except if damaged in shipment. During fiscal 1993, 1994 and 1995, credits were issued for less than $25,000 for damaged goods.

          Raw Materials
          -------------

          The raw materials essential to Biopharm's business are purchased primarily from domestic distributors for foreign manufacturers and domestic manufacturers and distributors, directly. To date, Biopharm has experienced little difficulty in obtaining the raw chemicals it needs and it expects that raw materials will continue to be available in the future from a variety of sources.

          Governmental Regulations Affecting the Company and its Industry
          ---------------------------------------------------------------

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

          Consumer Sun Care Product
          -------------------------

          In August 1992, the Company and Lab signed a license agreement with Primavera Laboratories for the exclusive, U.S., mass market rights to Treo(R), a combination outdoor protection product containing a sunscreen, natural insect repellent and moisturizer. A patent for Treo was issued on July 13, 1993, by the U.S. patent office. A second patent for Treo was issued in 1994, by the U.S. patent office.

          The primary terms of the Agreement required the Company to pay Primavera a license fee of $200,000 in varying monthly installments with the final payment due on February 10, l993. The Company made all payments required by the Agreement. In addition, the Company was obligated to raise and did raise, $2,500,000, by January 15, 1993 to maintain its rights under the Agreement (see information pertaining to sales of stock and warrants under Regulation S elsewhere) and is obligated for minimum annual royalty payments during the term of the Agreement payable in quarterly installments.
Royalties are 8 1/2% of net sales.

          During 1993, Tre was placed in approximately 3,100 independent pharmacies and in 30 major pharmaceutical wholesalers including eight of the top ten (McKesson, Bergen Brunswig, Fox Meyer, Alco, etc.). Treo's sales efforts to the major food, drug and mass merchandisers began too late to accomplish any significant placements for the 1993 spring and summer selling season. Despite this late start, some of the sales reps managed to get Treo placed in eight chain stores including Longs, Rock Bottom Stores, Rx Place and Drug Emporium.

          During 1994, Lab obtained the services of Joe Morano, a marketing and sales consultant, who spent seventeen years in various sales and marketing positions with the Consumer Products division of Bristol-Myers, a major pharmaceutical and consumer products company. Mr. Morano's last position with Bristol prior to resigning in 1984, was Corporate Director-Sales Promotions. He is compensated for his efforts based on a percentage of sales to food and drug chains.

          With full control of its sales organization and with Mr. Morano's assistance, Lab was able to start the Spring selling season of 1994 with approximately 500 stores carrying Treo. By the Fall of 1994, this number had reached approximately 3,500. In addition, Treo's catalog reps succeeded in placing Treo in 13 catalogs during 1994.

          In the 1995 selling season Lab received orders from chain stores, having in excess of 15,000 units. Orders were received from such chains as Wal-Mart Walgreens, R ite-Aid, Eckerd, Osco, Sav-On, CVS, Longs, Grand Union, A&P, Shoprite, Genovese, Shopko and Caldor.

          A significant component of Lab's selling strategy for Treo consisted of appearing at numerous industry trade shows to build chain store acceptance and recognition of the Treo brand. Treo has been displayed at numerous shows, including NACDS, FMI, Exclusively HBA, NETGRA, Great Outdoor Expo, AFTMA and the PGA. Treo also attempted to attract doctors and other health organizations to recognize its benefits and to either recommend Treo directly to patients or to place Treo on their acceptance list. Toward that goal, Lab participated in the American Dermatology Association's semi-annual and annual onventions and the American Academy of Pediatricians semi-annual and annual conventions. Many doctors visited Lab's display and either requested samples of Treo for their personal use or to give to patients. Lab had signed up over 5,000 dermatologists and pediatricians for its sampling program.

          As more fully described under "Legal Proceedings", the Lab and the Company commenced a lawsuit against Primavera and Avon Products, Inc., Primavera's door-to-door licensee, in order to prevent Avon from invading the Company's exclusive territory. Primavera filed a counterclaim against the Company and Lab seeking termination of the License Agreement. In December 1995, a Federal District Court issued a Final Judgment for Primavera and Avon and against the Company and Lab, terminating the License Agreement and dismissing all of the Company's claims against Primavera and Avon. The Company intends to appeal the Judgment.

          As a result of the Court's decision, the Company will not be selling or marketing Treo in 1996 or in the foreseeable future, if at all, ever again. All Treo business has been discontinued.

          Feminine Hygiene Products
          -------------------------

          In January 1996, the Company signed a Letter of Intent to acquire the Feminine Hygiene brands of London International U.S. Holdings, Inc. ("LIUSH"). The brands being acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is the largest condom manufacturer in the U.S. and has decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

          In the latest year, sales of these three brands have been running at a rate which exceeds the Company's sales for fiscal 1995. Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company intends to use its former Treo reps to sell the newly acquired lines. Nine of the former ten rep organizations have already agreed to sell the new lines. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that being made by LIUSH, expanding the customer base and by receiving greater support from Biopharm in promoting the products.

          At one time sales of the brands ran at a substantially higher level than they are currently. The brands are sold as value priced brands, but not all customers are carrying all items. In addition, no sales are currently being made to mass merchandisers such as Walmart, K-Mart, Target, Venture or Ames. The Company's reps have a strong presence with these mass merchandisers and they will be the reps first area of concentration. The Company expects to complete the acquisition by February 28, 1996.

          Biotechnology
          -------------

          The Company and Amswiss Scientific, Inc. ("Amswiss"), a Canadian Corporation, publicly traded on the Alberta Stock Exchange, entered into an agreement dated December 30, 1992, under which the Company would acquire th rights to certain drugs presently under license to Amswiss in consideration of four million shares of the Company's common stock, plus warrants to purchase an additional two million shares at $2 per share. This transaction was approved by the shareholders at the Company's Annual Meeting on September 29, 1993. On November 18, 1993, the transaction with Amswiss closed and title to the assets passed to the Company. On that date, the closing price of the Company's common stock was $1.9375.

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

          DBD is a cytotoxic, chemotherapy agent used in the treatment of cancer. DBD was developed and patented by Chinoin Pharmaceutical and Chemical Works, Budapest, Hungary and eventually licensed to Amswiss from whom the Company acquired its rights. The Company has obtained from Amswiss, DBD's Orphan Drug status for the treatment of cervical cancer granted by the U.S. Food and Drug Administration.

          DBD has gone through various Phase II and Phase III clinical trials with approximately 2400 patients in the U.S. and approximately an additional 3,100 patients worldwide. One of DBD's major advantages is that it can be taken orally, thus reducing expensive hospital stays. The majority of the development and testing expenses for DBD have been borne by the National Cancer Institute ("NCI") in the U.S. and the European Organization for Research and Treatment of Cancer ("EORTC") in Europe.

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

          The Company has re-evaluated its investment in Amswiss assets as of September 30, 1995. Due to the Company's present lack of working capital, the cost of the NDA filing, and recent developments in cancer research, along with new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company has decided to write-off the intangibles with a charge to its consolidated statement of operations aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and in addition, as a result of this decision, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in capital aggregating $1,381,647. Company management has decided it would be more beneficial for the Company to invest any funds raised or any funds available into the acquisition and development of the Feminine Hygiene Products. Until the Company's pharmaceutical sales and sales of the soon to be acquired Feminine Hygiene Products produce positive cash flow and profitable operations, the Company will be unable to finance the NDA for DBD.

          NNB is a peptide in the early stages of development. It is a compound which appears to be more stable than similar compounds (Bristol Myers' Senmustin and Lomustin), is water soluble, whose peptide carrier offers a ossible way for selecting targets in those tumors which have receptors for A-melantropin or ACTH hormone. The compounds exhibit significant anti-tumor activity in pre-clinical testing. No determination can be presently made if a commercially feasible product can be developed from this peptide or how much it will cost to do so.

          Anti-Sense had entered into an agreement with CRIC and the Group to develop two anti-sense oligonucleotide compounds for use as anti-tumor and anti-metastatic agents. Under the terms of the agreement, Anti-Sense will pay $800,000 in cash, or, in kind by furnishing equipment, over a three year period which commenced with a payment of $167,000 on November 3, 1993.

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

          In accordance with the agreement, which was superseded by a new agreement on May 27, 1994, ntisense paid CRIC $100,000 as a non-refundable down payment and $300,000 on May 31, 1994. Antisense was required to pay CRIC an additional $50,000 in August 1994, $250,000 by December 15, 1994, $2,800,000 in
1995 and $1,500,000 in 1996 until a total of $5,000,000 had been paid.

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

          During the last year and a half, substantial progress has been made in the development of pharmaceutical products for the treatment of Alzheimer's Disease. As a result of these developments, the Company believes that the full development of its diagnostic test and the commercialization of the test is more desirable now, than when first acquired. As of now, the Company does not have the funds available to complete the development of the test, or on the completion of the development into a marketable product, enough funds to properly market the product. The Company intends to complete development and bring the test to market when, and if, funds are available for such purpose.

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

          Biopharm anticipates spending approximately $50,000 to $100,000 to finalize development of the spermicide. Additionally, Biopharm will pay the Foundation a royalty of 5% of net sales with a minimum royalty of $25,000 commencing in four years.

          The acquisition of the Feminine Hygiene brands, discussed earlier, will provide the Company with a base for final development of the anti-viral compound. The Feminine Hygiene Brands being acquired already have a spermicidal formula. In addition, these brands have U.S. market presence. The Company estimates it will take approximately nine months to a year to finish development of the anti-viral compound in conjunction with one of the spermicidal formulas currently being acquired.

          Discontinued Operations
          -----------------------

          In August, 1992, the Company obtained an exclusive license for the ith a minimum royalty of $300,000 for the calendar year 1993, increasing to $900,000 in 1999.

          The Company has been engaged in litigation with its Treo licensor since 1994 over, among other things, the promotion and marketing of the product. As a result of a November 16, 1995 court order issued by the United States District Court, Eastern District of New York, the Company was enjoined from selling Treo during the 1996 selling season and in a decision dated December 20, 1995, the court granted Primavera's counterclaim and dismissed all claims by Biopharm against both Primavera and Avon. The Company's license was thereby terminated. As a result of the court's decision, the Company recorded a loss from discontinued operations for the year ended September 30, 1995, aggregating $1,621,543 and discontinued its Treo business. The Company has filed a Notice of Appeal of the Preliminary Injunction and intends to file a Notice of Appeal from the final judgment.

          Employees
          ---------

          As of September 30, 1995, the Company had 35 employees.

          Competition
          -----------

          Biopharm has approximately twenty-five principal competitors and competes in varying degrees with numerous other companies in the health care industry . The competition includes many prescription drug pharmaceutical companies, which, as a part of their business, market both brand name prescription drugs and generic versions of brand name drugs, after their patents expire. Most, if not all, of these competitors have greater financial and other resources, and are therefore able to expend more effort than Biopharm in such areas as marketing and product development.

          In the biotechnology field, the Company competes with numerous large biotechnology firms and biotechnology subsidiaries of major pharmaceutical companies, most of whom have substantially greater financial capability than the Company and are therefore able to expend far greater amounts on research and development than the Company. The Company is not a significant factor in this market at the present time.

          Recent Developments-Financing
          -----------------------------

          In July, 1992, the Board of Directors approved the offering pursuant to Regulation S of 2,550,000 shares and warrants to purchase anadditional 550,000 shares of common stock to certain non-United States persons. In connection with this offering, the Company received approximately $2,194,000 from October, 1992 to January, 1993.

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

          During the year ended September 30, 1994, options for the issuance of 686,100 commo shares were exercised (Note 10). Additionally, 122,339 shares were issued from Treasury in exchange for trade obligations and for the purchase of an exclusive license for a patented process to diagnose Alzheimer's disease (Note 5).

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

          The Company signed a Letter of Intent on January 3, 1996 to acquire a product line from a U.S. manufacturer which would generate substantial sales, gross margins and working capital to Biopharm's operations. The cost will approximate $3,600,000 and will be financed by a combination of Regulation S common stock sales, registered stock sales and notes to be paid over a number of years.

ITEM 2.   PROPERTIES
          ----------

          The Company presently leases a 30,000 square foot facility in Bellport, New York, which contains the Company's headquarters, warehousing and manufacturing facilities. The lease is on a month to month basis. The current space is adequate to meet the Company's requirements for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Medicare/Medicaid
          -----------------

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

          On November 17, 1995, the Company announced that the United States District Court had reduced the fine to $50,000, payable $25,000 by December
13, 1995 and $25,000 by May 13, 1996. The fine accrues no interest if the Company is in compliance with the payment schedule. The first payment was made on December 13, 1995.

          U.S. Department of Justice
          --------------------------

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

          Biopharm made its first payment subsequent to the initial payment due date, and otherwise was not in default of the settlement agreement. Management does not anticipate that the late payment default will materially affect the daily operations of the Company. The balance of $200,000 due the U.S. Justice Department was payable $75,000 in July 1995 and $125,000 in July 1996. The Company was unable to meet the July 1995 requirement and is making payments on a monthly basis. The balance of $200,000 has been reduced to $175,000 as of December 31, 1995.

          Primavera and Avon
          -----------------

          On July 26, 1994, the Company and its subsidiary commenced an action against Primavera Laboratories, Inc. ("Primavera") and Avon Products, Inc. ("Avon") in the State Court, later removed to the United States District Court, Eastern District of New York. Primavera is the licensor of Treo and holder of the patent covering Treo. In August 1992 the exclusive retail Mass Market rights were granted to the Company. Primavera subsequently granted a license to Avon to manufacture and sell the same patented product in a different market than that exclusively granted to the Company. The complaint alleges various breaches and other violations by defendants of the Company's exclusive license and right to manufacture, market and sell Treo in the retail Mass Market, seeking damages and a permanent injunction against Primavera and Avon enjoining Avon's activities in the retail Mass Market.

          The Company's motion for a preliminary injunction was denied. All the parties to the suit have served and filed their pleadings. Primavera interposed a counterclaim alleging breaches by the Company of the License Agreement, seeking a cancellation of the Treo license.

          In November 1995, a Federal District Court issued a Preliminary Injunction enjoining the Company and Lab from marketing Treo for the 1996 season. The Company has filed a Notice of Appeal of the Preliminary Injunction. In December 1995, the Federal District Court issued a Final Judgment terminating the Company's and Lab's rights to the Treo license and dismissing all of the Company's claims against Primavera and Avon. The Company intends to appeal the Final Judgment as well.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The following items were approved by the Shareholders at the Annual Meeting held on April 27, 1995.

          1. Election of Directors; Edward Fine, Gary Garistina, Russell Cleveland and Dr. Alfred Stracher

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS
          ---------------------------------------------

          The Company's Common Stock is traded principally on the NASDAQ OTC Bulletin Board under the symbol "BIOP."

          Prior to December 1, 1986, the Company's Common Stock was listed on the National Association of Securities Dealers, Inc. automated quotation system under the symbol "PATS." On December 19, 1986, the Company's Common Stock was listed on The American Stock Exchange (AMEX) under the symbol ("IGN"). On May 24, 1988, trading commenced on the AMEX under the symbol BPH, reflecting the most recent name change from Integrated Generics, Inc. to Biopharmaceutics, Inc. On July 13, 1995 the AMEX delisted the trading of the Company's Common Stock. On July 14, 995, the Company was listed on the NASDAQ OTC Bulletin Board under the symbol "BIOP."

          As of November 30, 1995, there were approximately 950 holders of record of Common Stock and approximately 7,000 holders in street name. On that date, the Company's Common Stock closed at $0.50 per share n NASDAQ OTC Bulletin Board.

          The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that dividends will not be paid to shareholders.

          The trading range for the stock for each quarterly period from October l, 1992 to September 30, 1995 was as follows:

                                          High           Low
                                        -------        -------

          Oct. l - Dec .31, l992        $3.1875        $1.00
          Jan. l - Mar. 31, l993        $2.l25         $1.125
          Apr.l - June30, l993          $1.8125        $1.0625
          July l - Sept. 30,1993        $1.50          $1.00

          Oct. l - Dec. 31, 1993        $3.0625        $1.1250
          Jan. 1 - Mar. 31, 1994         $2.25         $1.50
          Apr. 1 - June 30, 1994         $1.75         $1.0625
          July 1 - Sept. 30, 1994        $1.9375 $1.00

          Oct. 1 - Dec. 31, 1994        $1.25           $0.5625
          Jan. 1 - Mar. 31, 1995        $1.25           $0.375
          Apr. 1 - June 30, 1995        $0.875          $0.4375
          July 1 - Sept. 30, 1995       $0.6563        $0.3l25

          In early 1992, the Company had been informed by The American Stock Exchange (AMEX) that the Company's continuing losses and reduced net worth were below standards required by The American Stock Exchange for continued listing The Company's shares were delisted by The American Stock Exchange on July 13, 1995.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                  (Amounts in Thousands Except Per Share Data)
                            Years Ended September 30,
                            -------------------------

                                        1995      1994      1993      1990      1991
                                       ------    ------    ------    ------    ------
Selected Operating Data

Continuing Operations:
  Revenues                             $1,533    $2,057    $1,989     $2,375   $6,244
  Net Loss                             (7,986)   (3,425)   (2,292)    (1,636)    (961)
  Net Loss Per Share                     (.35)     (.18)     (.22)      (.20)    (.12)


Discontinued Operations:
  Net Income (Loss)                   $(1,622)  $(1,246)    $(787)   $   924   $  ---
  Net Income (Loss) Per Share            (.07)     (.07)     (.08)       .11      ---


Selected Balance Sheet Data
  Total Assets                         $1,421   $10,552    $2,222     $2,422   $2,945
  Total Liabilities                     3,639     3,985     3,369      2,875    3,161
  Long-Term Debt                        1,131     1,525     1,150      1,204      838

Shareholders' Equity (Deficit)         (2,218)    6,567    (1,147)      (453)    (215)
Dividends Declared                       None      None      None       None     None


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company has financed its operating requirements, for the last three years, primarily by the issuance of common shares, $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995, convertible debentures of $800,000 in
1992 and the settlement of claims against past management of $924,076 in 1992. As of September 30, 1995, the Company had cash of approximately $86,000 and subsequently thereto through December 1995 received $217,000 from the sale of common stock under Regulation S.

          As a result of the United States District Court's decision on December 20, 1995, the Company is enjoined from selling Treo in 1996 and therefore wrote-off the assets associated with Treo as a discontinued operation as of September 30, 1995. The Company had anticipated a negative cash flow from the product line of $150,000 to $600,000 in fiscal 1996.

          The Company signed a Letter of Intent on January 3, 1996 to acquire a product line from London International U.S. Holdings, Inc.("LIUSH") which should generate sales in excess of the Company's 1995 total sales and would generate substantial working capital to Biopharm. The cost will approximate $3,600,000 and will be financed by a combination of Regulation S common stock sales, registered stock sales and notes to be paid over a number of years. The brands being acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is the largest condom manufacturer in the U.S. and has decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

          Sales of these brands are being made to food and drug chains, drug wholesalers, distributors and the U.S. military. The Company intends to use it former Treo reps to sell the newly acquired lines. Nine of the former ten rep organizations have already agreed to sell the new lines. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that being made by LIUSH, expanding the customer base and by receiving greater support from Biopharm in promoting the products.

          The Company also anticipates that the approval of the additional seven products by the FDA in 1995, which increased the number of products offered by the Company to its customers and with the addition of three significant new customers, should enable the Company to increase sales and provide a basis for profitability in fiscal 1996.

          The Company has re-evaluated its investment in Amswiss assets as of September 30, 1995. Due to the Company's present lack of working capital, the cost of the NDA filing, and recent developments in cancer research, along with new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company has decided to write-off the intangibles with a charge to its consolidated statement of operations aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and in addition, as a result of this decision, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in capital aggregating $1,381,647. Company management has decided it would be more beneficial for the Company to invest any funds raised or any funds available into the acquisition and development of the Feminine Hygiene Products. Until the Company's pharmaceutical sales and sales of the soon to be acquired Feminine Hygiene Products produce positive cash flow and profitable operations, the Company will be unable to finance the NDA for DBD.

          The Company believes that the foregoing, along with the additional capital raised through December 1995 and the possibility of recoveries from the appeal of the Primavera/Avon suit, will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 should be satisfied by either refunding or conversion of the debentures into common stock.

          RESULTS OF OPERATIONS
          ---------------------

          1995 compared to 1994
          ---------------------

          Sales for 1995 totaled $1,532,649, a decrease of 26% from sales of $2,057,383 in 1994. The decrease occurred primarily from one customer, who had accounted for 54% of sales in 1994 and who decided to phase down its purchases over fiscal 1995 to represent only 23% of current year shipments. The Company has replaced this customer with three significant new customers who should more than offset the level lost. The Company operated at a negative gross profit of 50% for 1995 compared to a negative gross profit of 23% in 1994 due to lower sales volume. The negative margins were attributable to sales levels not being sufficiently high to absorb fixed overheads in manufacturing. General and administrative and selling expenses decreased to $1,028,596 from $1,575,870 in 1994 due primarily to legal expenses of approximately $440,000 incurred for the Primavera/Avon suit which were charged to discontinued operations. Legal expenses in 1994 of $461,000 included approximately $80,000 of Primavera/Avon expense. The majority of other expenses were generally in line with 1994.

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

          1994 compared to 1993
          ---------------------

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

          1993 compared to 1992
          ---------------------

          Net sales for 1993 totaled $1,989,260, a decrease of 16% from sales of $2,375,371 in 1992, which included $919,000 through November 1, 1991, the day the Company ceased manufacturing operations in compliance with the Temporary Restraining Order obtained by the FDA. The Company was permitted to commence operations as a repacker in January 1992. The Company has retained a portion of its customer base from 1991 and 1992 due to its performance as a dependable supplier over many years. On November 19, 1993 the FDA completed its inspection of the Company's facility and has deemed the Company to be in compliance with current Good Manufacturing Practices. It is now approved to manufacture and sell its five validated products. The Company operated at a negative gross profit in 1993 of 19.4% compared to a negative gross profit of 26.7% in 1992, due primarily to reduced sales levels which prevented the absorption of fixed overhead and sales product mix. The introduction of a new personal care product in 1993, Treo, contributed to improved profit margins. Selling, general and administrative expenses increased to $2,039,918 from $974,956 in 1992 due primarily to advertising and promotional expenses of $480,000 to launch the new Treo product, $169,000 of royalty expenses, $75,000 for State and Federal EPA registration of Treo and $195,000 in legal expenses to resolve the numerous problems the Company encountered since its shutdown by the FDA. Interest expense remained essentially in line with 1992 at $257,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          See Financial Statements and Schedules, at page F-1, which immediately follows page 31.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------=------

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

          The following list sets forth information as of November 30, 1995, as to all directors and executive officers of the Company during its fiscal year ended September 30, 1995.

          EDWARD FINE, age 53, has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1987. From 1979 until 1985, Mr. Fine was President and a director of Newtron Pharmaceuticals Inc., a company engaged in the manufacturing and sale of generic prescription and over-the-counter pharmaceutical products. Mr. Fine has been President and a director of Biopharm since 1986. From October 1986 through September 1987, Mr. Fine was an officer and a director of the Company. Effective October 1, 1987 Mr. Fine became President and Chief Executive Officer of the Company. From 1982 until 1988, Mr. Fine was a member of the Board of Directors of the National Association of Pharmaceutical Manufacturers.

          INGRID FINE, age 54, was President of Biopharm from September 1985 until September 1986. Since October 1986, Ms. Fine has been Vice President of Purchasing or Biopharm. Ingrid Fine is the spouse of Edward Fine, the Company's President.

          WILLIAM C. KUGLER, age 57, has been Vice-President-Finance of the Company since January 18, 1993. From 1983 to 1992 Mr. Kugler was Vice President-Finance of Telebyte Technology Inc.

          RUSSELL CLEVELAND, age 57, is a director of the Company. Mr. Cleveland is a principal in Renaissance Capital Partners, Ltd., Renaissance Capital
Partners II, Ltd., Renaissance Capital Growth and Income Fund III, and certain affiliates engaged in the finance and investment industry, for more than the past five years. Mr. Cleveland serves as a director of Greiner Engineering, Inc., Global Environment, Inc., International Movie Group, Inc., and Unico, Inc.

          Dr. ALFRED STRACHER, age 64, is Chairman of the Department of Biochemistry at the SUNY Downstate Medical Center. He is a member of the review panel for the National Science Foundation and the review panel for Neurological Disease for the National Institutes of Health.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers who were serving as executive officers during and at the end of the last completed fiscal year ended September 30, 1995 for services rendered in all capacities to the company and its subsidiaries for each of the Company's last three fiscal years.

                           Summary Compensation Table
                           --------------------------

                                                             Long Term       All Other
                                     Annual Compensation     Compensation    Compensation**
                                                                Awards*

                                                               Securities
                                                               Underlying
Name and Principal Position        Year    Salary     Bonus      Options
---------------------------        ----   --------    -----   ------------   ------------

Edward Fine (1)(2)                 1995   $130,000    None        None          $12,000
  Chairman of the Board            1994    130,000    None        None           12,000
  and CEO, President               1993     99,200    None      350,000 sh       13,000

William C. Kugler (2)              1995   $ 70,000    None        None
  Vice President                   1994     70,019    None        None
                                   1993     44,808    None       35,000 sh

Ingrid Fine (2)                    1995   $ 65,000    None       10,000 sh      $ 7,900
  Vice President                   1994     64,124    None        None            8,700
                                   1993     58,500    None       25,000 sh

Executive Officers of              1995   $302,700    None
Company as a Group                 1994    264,144    None
                                   1993    202,508    None



  *  The  Company  has never  granted  stock  appreciation  rights
 ** Represents aggregate annual cost of automobiles provided and maintained for Edward Fine and Ingrid Fine during fiscal 1993

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

(2) The Company provided and maintained an automobile for use by Ingrid Fine in connection with Company business during fiscal 1995. The aggregate annual cost to the Company for this automobile was approximately $7,900. To the extent that this automobile was used for other than Company business, the costs may be considered compensation to the above-named individual. No value for personal use of automobile by such individual has been included in the compensation table set forth above. In addition, the Company provided Messrs. Fine and Kugler, and Ingrid Fine, with medical and hospitalization coverage during fiscal 1995 and Mr. Fine with disability coverage, under plans that were not available to all employees of the Company. The aggregate annual cost to the Company for such coverage was approximately $19,000, and such cost may be considered compensation to the above-named individuals. No value for such coverage has been included in the compensation table set forth above.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

          The following table set forth information with respect to grants of stock options to purchase common stock pursuant to the Plan granted to the Named Executive Officers during the fiscal year ended September 30, 1995. In addition, in accordance with rules of the Securities and Exchange Commission, the table show the hypothetical gains that would be produced by the respective options based on assumed 5% and 10% rates of annual compound stock appreciation from the date the options were granted until the end of the ten year option terms. The actual value the executive may realize will depend on the spread between the market price and the exercise price on the date the option is exercised.

                                                                                      Potential Realizable
                                                                                     Value at Assumed
                                                                                         Annual Rates of
                                                                                           Stock Price
                                                                                        Appreciation (2)
                              Individual Grants

                                            Percent of
                         Number of         Total Options
                         Securities         Granted to      Exercise
                     underlying Options    Employees in      Price      Expiration       5%          10%
       Name             Granted (1)         Fiscal Year      ($/sh)        Date          $            $
       ----             -----------         -----------      ------        ----          -            -
Edward Fine                350,000             53.55%         .50        9/29/05      285,000      453,000
Ingrid Fine                 35,000              5.35%         .50        9/29/05       29,000       45,000
William C. Kugler           35,000              5.35%         .50        9/29/05       29,000       45,000
Jennie Porcaro              25,000              3.82%         .50        9/29/05       20,000       32,000

(1) Options granted to Named Executive Officers in the fiscal year ended September 30, 1995 were granted on September 29, 1995. The options have terms of ten years and become exercisable commencing twelve months after date of grant (September 29, 1995).

(2) At assumed rates of appreciation of 5% and 10% compounded annually, the common stock would appreciate in value 63% and 159% respectively over a ten year period. These mandated computations do not represent the Company's estimates or projections of future common stock.

                Aggregate Options Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values
                -----------------------------------------------

          The following table sets forth information with respect to each exercise of stock options during the fiscal year ended September 30, 1995 by the Named Executive Officers, the option values on the dates of exercise, the number of shares covered by both exercisable and unexercisable options as of fiscal year end, and the year end values of such option.

                                                         Number of Securities
                                                        Underlying Unexercised        Value of Unexercised in -
                                                        Options at Fiscal Year          the - Money Options at
                                                               End (#)                  Fiscal Year End (1)($)

                        Shares
                      Acquired on        Value
       Name            Exercise       Realized(1)    Exercisable   Unexercisable    Exercisable    Unexercisable
       ----            --------       -----------    -----------   -------------    -----------    -------------
                          (#)             ($)
Edward Fine                0               0              0            350,000          None            None
Ingrid Fine                0               0              0             35,000          None            None
William C. Kugler          0               0              0             35,000          None            None
Jennie Porcaro             0               0              0             25,000          None            None

(1) Value is based on market value of the common stock at exercise date (for value realized) on fiscal year end (for value of unexercised options) minus the option exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a) and (b) Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information at November 30, 1995 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:

          Name and Address            Amount and Nature of
        of Beneficial Owner           Beneficial Ownership     Percent of Class
        -------------------           --------------------     ----------------

Edward Fine (1)                             1,399,000                5.2%
Swiss American Securities                   1,500,000                5.6%
Amswiss Scientific, Inc. (2)                3,200,000               11.9%
Alfred Stracher (3)                            25,000                  0%
Ingrid Fine (3)                                56,000                  0%
William Kugler (3)                             35,000                  0%
Russell Cleveland                              32,413                  0%
All Directors and Officers as
a Group (6 persons)(3)                      1,547,413                5.7%

(1) Includes 350,000 shares underlying an incentive stock option pursuant to the Company's 1993 plan exercisable at $0.50 per share. Mr. Fine disclaims beneficial ownership of shares underlying present holdings and options held by his wife, Ingrid Fine, and shares underlying an incentive stock option held by his son, Stuart Fine, a key employee of the Company.

(2) Includes 4,000,000 shares acquired November 18, 1993, less 800,000 shares canceled as of September 30, 1995.

(3) Represents stock options to acquire shares of the Company's common stock as follows: Pursuant to the Company's 1993 Stock Option Plan, (i) Dr. Alfred
Stracher holds an option to acquire 25,000 shares at an option price of $0.50 per share, (ii) Ingrid Fine holds options to purchase an aggregate of 25,000 shares at exercise price of $0.50 per share, (iii) Mr. Kugler has an option to acquire 35,000 shares at an exercise price of $0.50 per share.

(c)       Changes in Control
          ------------------

          See the section of this Report under the heading Biotechnology for a description of a transaction with Amswiss Scientific, Inc., which, when consummated, resulted in the issuance of approximately 4,000,000 shares of Company common stock to Amswiss shareholders, subsequently reduced by 800,000 forfeitable shares on September 30, 1995, representing, in the aggregate, approximately 11.9% of the Company's common stock, after issued basis.

          In addition, see the section of this Report under the heading Certain Relationships and Related Transactions for a discussion of the Renaissance transaction pursuant to which Renaissance Capital Partners, Ltd. holds debentures convertible into 4,000,000 shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

          All of the Debentures bear interest at the rate of 12 1/2% per annum, payable quarterly, and are subject to quarterly sinking fund payments of $30 per $1,000 of principal remaining outstanding, commencing October 1, 1994. The Company has obtained an extension until October 1, 1996 for the afore-mentioned redemption installments If not sooner redeemed or converted, the Debentures shall mature on October 10, 1998, at which time all then remaining unpaid principal and interest will be due and payable in full. In June 1995 Mr. Edward Fine exercised his option to convert $100,000 of convertible debentures into 400,000 shares of common stock. In addition, Milton Fine, the father of Edward Fine, converted $50,000 in debentures into 200,000 shares of common stock.

          The Company has the right to redeem the Debentures commencing in the fourth year following issuance of the first Debenture at a premium of 15% over par if redeemed during the fourth year, 10% over par if redeemed during the fifth year and 5% over par if redeemed during the sixth year or thereafter.

          As an additional condition to the investment by Renaissance, Outback Oil and Mineral Exploration Corp. ("Outback"), which owned, immediately prior to the Renaissance investment, approximately 27.58% of the outstanding, common stock of the Company, forgave all interest then owing on the Company's subordinated note payable to Outback, reduced the outstanding principal amount thereof to $175,000, and agreed to surrender to the Company for cancellation up to 500,000 shares of the Company's common stock then held by Outback. All of the 500,000 shares have been surrendered as of September 30, 1992.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(A)  Documents filed as part of this report:

          (1) and (2) - See Index to Consolidated Financial Statements and Schedules included herein.

          (3) Exhibits - None

(B)  Reports Filed on Form 8-K during the Fourth Quarter

           8-K dated July 11, 1995, announcing SEC decision not to oppose AMEX decision to delist stock of Biopharmaceutics, Inc.

                                    SIGNATURE
                                    ---------

          Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIOPHARMACEUTICS, INC.



                                           By: /s/ Edward Fine
                                               --------------------
                                               Edward Fine
                                               President and
                                               Chief Executive Officer




                                           By: /s/ William C. Kugler
                                               --------------------
                                               William C. Kugler
                                               Vice President-Finance
                                               Chief Financial Officer


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


     /s/ Edward Fine
--------------------------
       EDWARD FINE                President, Chief Executive
                                      Officer and Director     February 12, 1996

 Resigned December 4, 1995
--------------------------
   DR. ALFRED STRACHER                     Director            February 12, 1996


  /s/ Russell Cleveland
--------------------------
    RUSSELL CLEVELAND                      Director            February 12, 1996

                             BIOPHARMACEUTICS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED SEPTEMBER 30,
                               1995, 1994 AND 1993

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX



                                                                Page
                                                               Number
                                                               ------

Auditor's Report ............................................   1 - 2

FINANCIAL STATEMENTS:
--------------------

Consolidated Balance Sheets as of
 September 30, 1995 and 1994 ................................   3 - 4
Consolidated Statements of Operations for the
 Years Ended September 30, 1995, 1994 and 1993 ..............     5
Consolidated Statements of Shareholders' Equity (Deficiency
 in Assets) for the Years Ended September 30, 1995, 1994
 and 1993 ...................................................   6 - 8
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1995, 1994 and 1993 ..............   9 - 10
Notes to Consolidated Financial Statements ..................  11 - 24


FINANCIAL STATEMENT SCHEDULES:
-----------------------------

Schedule VIII - Valuation Accounts ..........................     25









All other information is omitted, as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants                255 Executive Drive, Suite 215
                                            Plainview, NY 11803-1715
                                            Telephone:  (516) 576-7040
                                            Facsimile:  (516) 576-1232




Board of Directors and Shareholders
Biopharmaceutics, Inc.
Bellport, New York

          We have audited the accompanying consolidated balance sheets of Biopharmaceutics, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In  our opinion,  the financial  statements  referred to above present fairly, in all material respects, the consolidated financial position of Biopharmaceutics, Inc. and Subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

Board of Directors and Shareholders
Biopharmaceutics, Inc.
Page 2



          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses in each of the three years ended September 30, 1995, and had consolidated working capital deficit and a deficiency in assets at September 30, 1995 of $1,630,616 and $2,217,911, respectively. In addition, the Company has discontinued its operations for the manufacture and distribution of a consumer product that it was marketing since 1992 and which represented approximately forty percent of the Company's net sales for the year ended September 30, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.









Plainview, New York
December 7, 1995 (except for Notes 2,
 9 and 15, the latest of which is
 dated February 9, 1996)

                             BIOPHARMACEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------


                                                    September 30,
                                               -------------------------
                                                  1995         1994
                                               -----------    ----------
Current assets:
 Cash                                          $    86,664    $   129,004
 Trade receivables, less allowance
  for doubtful accounts of $22,000;
  $27,000 in 1994 (Schedule VIII)                  268,957        424,810
 Inventories (Note 3)                              493,671      1,301,838
 Prepaid expenses and other
  current assets                                    27,953         52,761
                                               -----------    -----------

         Total current assets                      877,245      1,908,413

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization (Note 4)                         443,267        672,776
Intangible assets (Note 15)                            ---      7,703,610
Licensing costs, net of accumulated
 amortization (Note 5)                              70,301        215,762
Sundry                                              30,119         51,484
                                               -----------    -----------

                                               $ 1,420,932    $10,552,045
                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)


                                                 September 30,
                                           -------------------------
                                               1995          1994
                                           -----------   -----------
Current liabilities:
 Accounts payable - trade                  $ 1,027,865   $ 1,301,882
 Accrued expenses (Note 6)                   1,043,676       673,374
 Customer credit balances payable              196,320        80,461
 Medicare judgment payable (Note 7)             50,000       279,524
 Current maturities of long-term
  debt (Note 8)                                190,000       125,000
                                           -----------   -----------

         Total current liabilities           2,507,861     2,460,241
                                           -----------   -----------

Long-term debt (Note 8)                        130,982       375,000
                                           -----------   -----------
Convertible debentures payable
 (Note 9):
  Officer                                          ---       100,000
  Other                                      1,000,000     1,050,000
                                           -----------   -----------
                                             1,000,000     1,150,000
                                           -----------   -----------
Commitments and contingencies
 (Notes 13 and 14)

Shareholders' equity (deficiency
 in assets) (Notes 9, 10, 11, 15,
 and 18):
  Common stock - par value $.001
   per share:
    Authorized - 50,000,000 shares
    Issued - 26,535,750 shares;
     21,189,771 shares in 1994                  26,536        21,189
  Additional paid-in capital                27,149,038    26,331,310
  Deficit                                  (27,889,599)  (18,281,809)
                                           -----------   -----------
                                              (714,025)    8,070,690

Less treasury stock, at cost
 (413,728 shares in 1995 and 1994)            (944,612)     (944,612)
 Notes receivable from officers
   and employees                              (559,274)     (559,274)
                                           -----------   -----------
                                            (2,217,911)    6,566,804
                                           -----------   -----------
                                           $ 1,420,932   $10,552,045
                                           ===========   ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                          Years ended September 30,
                                   -------------------------------------
                                       1995         1994         1993
                                   -----------  -----------  -----------

Sales                              $ 1,532,649  $ 2,057,383  $ 1,989,260

Costs and expenses:
 Cost of sales                       2,303,224    2,542,912    2,520,161
 Selling, general and
  administrative                     1,028,596    1,575,870    1,121,645
 Research and development
  expenses                              62,311      633,154        5,260
 Amortization of licenses              576,264      483,659       26,964
                                   -----------  -----------  -----------
                                     3,970,395    5,235,595    3,674,030
                                   -----------  -----------  -----------
                                    (2,437,746)  (3,178,212)  (1,684,770)
                                   -----------  -----------  -----------
Other income (deductions):
 Loss on write-off of
  intangible assets (Note 15)       (5,526,587)         ---          ---
 Settlement of medicare
  judgement (Note 7)                   229,524          ---          ---
 Settlement of litigation
  (Note 8)                                 ---          ---     (350,000)
 Interest expense (including
  interest to officer of
  $6,165; $12,500 in 1994;
  $9,696 in 1993)                     (251,438)    (246,629)    (257,160)
                                   -----------  -----------  -----------
                                    (5,548,501)    (246,629)    (607,160)
                                   -----------  -----------  -----------
Loss from continuing operations     (7,986,247)  (3,424,841)  (2,291,930)
                                   -----------  -----------  -----------
Discontinued operations (Note 16):
 Operating loss                       (429,936)  (1,245,924)    (787,534)
 Loss of disposal                   (1,191,607)         ---          ---
                                   -----------  -----------  -----------
                                    (1,621,543)  (1,245,924)    (787,534)
                                   -----------  -----------  -----------
Net loss                           $(9,607,790) $(4,670,765) $(3,079,464)
                                   ===========  ===========  ===========
Primary loss
 per share (Note 11):
  Continuing operations                  $(.35)       $(.18)       $(.22)
  Discontinued operations                 (.07)        (.07)        (.08)
                                         -----        -----        -----
Net loss                                 $(.42)       $(.25)       $(.30)
                                         =====        =====        =====

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                                                                            Notes
                                                                                                          Receivable
                                              Common Shares     Additional                                   from
                                            Number of            Paid-in                     Treasury     Officers &
                                             Shares    Amount    Capital       Deficit        Stock       Employees       Total
                                           ----------  -------  ----------- ------------   -----------      ------      -----------
Balance, October 1, 1992                    9,155,250  $ 9,155  $11,256,009 $(10,531,580)  $(1,186,196)    $  ---      $  (452,612)

Shares issued in connection with
 the Company's Regulation S
 offerings, net of related
 expenses of $34,140                        2,000,000    2,000    1,763,636          ---           ---        ---        1,765,636

Shares issued in connection with
 the exercise of warrants                     550,000      550      618,620          ---           ---        ---          619,170

Net loss for year ended
 September 30, 1993                               ---      ---          ---   (3,079,464)          ---        ---       (3,079,464)
                                           ----------  -------  ----------- -------------  -----------     ------      -----------

Balance, September 30, 1993                11,705,250  $11,705  $13,638,265 $(13,611,044)  $(1,186,196)    $  ---      $(1,147,270)
                                           ==========  =======  =========== =============  ============    ======      ============

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                  (continued)

                                                                                                            Notes
                                                                                                          Receivable
                                              Common Shares       Additional                                from
                                            Number of              Paid-in                  Treasury      Officers &
                                             Shares    Amount      Capital     Deficit        Stock       Employees       Total
                                           ----------  -------  ----------- ------------   -----------    ----------   -----------
Balance, September 30, 1993                11,705,250  $11,705  $13,638,265 $(13,611,044)  $(1,186,196)   $     ---    $(1,147,270)

Shares issued in
 connection with the
 exercise of stock options                    686,100      686      559,274          ---           ---     (559,274)           686

Shares issued in connection
 with the Company's
 Regulation S offerings, net
 of related expenses $296,040               4,798,421    4,798    4,428,992          ---           ---          ---      4,433,790

Shares issued in connection
 with the purchase of certain
 intangible assets of Amswiss
 Scientific, Inc.                           4,000,000    4,000    7,746,000          ---           ---          ---      7,750,000

Shares issued (97,339)
 in exchange for accounts
 payable obligations                              ---      ---      (55,284)         ---       213,459          ---        158,175

Shares issued (25,000)
 in exchange for license                          ---      ---       14,063          ---        28,125          ---         42,188

Net loss for year ended
 September 30, 1994                               ---      ---          ---   (4,670,765)          ---          ---     (4,670,765)
                                           ----------  -------  ----------- -------------   -----------   ----------   ------------

Balance, September 30, 1994                21,189,771  $21,189  $26,331,310 $(18,281,809)   $ (944,612)   $(559,274)   $ 6,566,804
                                           ==========  =======  ===========  ============   ===========   ==========   ===========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                   (continued)

                                                                                                             Notes
                                                                                                          Receivable
                                             Common Shares      Additional                                   from
                                           Number of             Paid-in                     Treasury     Officers &
                                             Shares    Amount    Capital       Deficit         Stock      Employees       Total
                                           ----------  -------  ----------- ------------    -----------   ----------   ------------
Balance, September 30, 1994                21,189,771  $21,189  $26,331,310 $(18,281,809)   $ (944,612)   $(559,274)   $ 6,566,804

Shares issued in connection
 with the Company's Regulation S
 offerings, net of related expenses
 of $190,891                                5,545,979    5,547    2,049,175          ---           --           ---      2,054,722

Shares issued in exchange
 for convertible debentures                   600,000      600      149,400          ---           ---          ---        150,000

Forfeiture of shares in
 connection with the purchase of
 certain intangible assets of
 Amswiss Scientific, Inc.                    (800,000)    (800)  (1,380,847)         ---           ---          ---     (1,381,647)

Net loss for year ended
 September 30, 1995                               ---      ---          ---   (9,607,790)          ---          ---     (9,607,790)
                                           ----------  -------  ----------- -------------   -----------   ----------   ------------
Balance, September 30,  1995               26,535,750  $26,536  $27,149,038 $(27,889,599)   $ (944,612)   $(559,274)   $(2,217,911)
                                           ==========  =======  =========== =============   ===========   ==========   ============

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Years ended September 30,
                                    ------------------------------------------
                                        1995           1994           1993
                                    ------------   ------------   ------------
Cash flows from operating
 activities:
-------------------------
Loss from continuing operations     $(7,986,247)   $(3,424,841)   $(2,291,930)
Loss from discontinued
 operations                          (1,621,543)    (1,245,924)      (787,534)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization         835,304        761,374        288,254
  Loss on write-off of
   intangible assets                  5,526,587            ---            ---
  Loss on write-off of license          114,574            ---            ---
  Gain on sale of equipment              (2,758)           ---            ---
Changes in certain assets and
 liabilities:
  Accounts receivable                   155,853        (19,025)      (137,354)
  Inventories                           808,167       (747,319)       (79,130)
  Other current assets                   24,808         73,118       (111,112)
  Accounts payable - trade             (274,017)       732,242         45,441
  Accrued expenses                      370,301         72,524        288,219
  Obligation from litigation
   settlement                               ---            ---        350,000
  Customer credit balances              115,859         24,961            ---
  Medicare judgment payable            (229,524)        31,000         27,600
  Deferred costs                            ---        128,757        (53,316)
  Sundry                                 21,365        (20,380)         5,628
                                    -----------    -----------    -----------
Net cash used in
 operating activities                (2,141,271)    (3,633,513)    (2,455,234)
                                    -----------    -----------    -----------
Cash flows from investing
 activities:
-------------------------
Purchase of property, plant
 and equipment                          (36,773)       (94,226)       (44,811)
Payments for licensing
 agreements                                 ---        (35,000)      (105,000)
Proceeds from sale of property,
 plant and equipment                     10,000            ---            ---
Intangible assets acquired                  ---       (180,646)           ---
                                    -----------    -----------    -----------
Net cash used in
 investing activities                   (26,773)      (309,872)      (149,811)
                                    -----------   ------------    -----------
Balance carried forward              (2,168,044)    (3,943,385)    (2,605,045)
                                    -----------    -----------    -----------

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                                             Years ended September 30,
                                    -----------------------------------------
                                        1995           1994           1993
                                    -----------    -----------    -----------

Balance brought forward             $(2,168,044)   $(3,943,385)   $(2,605,045)
                                    -----------    -----------    -----------
Cash flows from financing
 activities:
-------------------------
Revolving credit loan activity:
 Borrowings                                 ---      1,855,000      1,874,093
 Repayments                                 ---     (2,071,488)    (1,827,711)
Term loan activity:
 Repayments                                 ---        (75,765)      (158,000)
Proceeds of Company's
 Regulation S offerings, net
 of related expenses of
 $190,891; $296,040 in
 1994; $34,140 in 1993                2,054,722      4,433,790      1,765,636
Proceeds from the exercise
 of warrants                                ---            ---        619,170
Long-term debt incurred                 130,982            ---            ---
Repayments of long-term debt            (60,000)      (100,000)           ---
Proceeds from the exercise
 of stock options                           ---            686            ---
                                    -----------    -----------    -----------
Net cash provided by
 financing activities                 2,125,704      4,042,223      2,273,188
                                    -----------    -----------    -----------
Net increase (decrease) in cash         (42,340)        98,838       (331,857)
Cash at beginning of year               129,004         30,166        362,023
                                    -----------    -----------    -----------
Cash at end of year                 $    86,664    $   129,004    $    30,166
                                    ===========    ===========    ===========
Supplemental disclosure of
 cash flow information:
  Cash paid during year:
   Interest                         $    60,000    $   147,000    $   214,000
                                    ===========    ===========    ===========


Non-cash financing activities:
 Reference is made to Notes 9,
  15 and 18 for certain non-cash
  financing activities.

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

          a) The Company
             -----------

               Biopharmaceutics, Inc. (the "Company") was incorporated in the State of Nevada on August 15, 1983, under the name of Health Care Facilities Corporation. After two subsequent name changes, the Company on March 28, 1988, changed the Company's name to that of an acquired company, Biopharmaceutics, Inc., and reincorporated in the State of Delaware.

          b) Principles of consolidation
             ---------------------------

               The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and trans-actions have been eliminated in consolidation.

          c) Revenue recognition
             -------------------

               Sales are recognized as products are shipped.

          d) Inventory valuation
             -------------------

               Inventories are stated at the lower of cost (first-in, first-out) or market.

          e) Depreciation and amortization
             -----------------------------

               Licensing costs are being amortized on the straight line method over the life of the license agreements.

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

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 1.  Summary of Significant Accounting Policies (continued)
         ------------------------------------------

          e) Depreciation and amortization (continued)
             -----------------------------

               Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

          f) Deferred income taxes
             ---------------------

               Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1995.

          g) Loss per share
             --------------

               Loss per share is computed based on the weighted average number of common shares outstanding. In computing loss per share, common share equivalents are omitted because they are antidilutive.

          h) Research and development expenses
             ---------------------------------

               The Company expenses research and development costs as incurred. For the years ended September 30, 1995, 1994 and 1993, research and development costs aggregated approximately $62,000, $633,000 and $5,000, respectively.


Note 2.  Basis of Preparation
         --------------------

           For  the  fiscal  year   ended  September  30, 1995,   the  Company's
operations included the manufacture and distribution of its generic pharmaceutical products along with the manufacturing, marketing and selling of its branded consumer product, Treo, a three-way outdoor protection product, that under a licensing agreement it had been marketing since 1992.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 2.  Basis of Preparation (continued)
         --------------------

           On November 16, 1995, a court order was issued by the United States District Court enjoining the Company from selling Treo (Note 16), and as a result thereof, the Company decided to discontinue its consumer product operations. The loss resulting therefrom is reflected as discontinued operations in the accompanying consolidated statement of operations for the three years ended September 30, 1995.

           The Company has incurred net losses of $9,607,790, $4,670,765 and $3,079,464 for the years ended September 30, 1995, 1994 and 1993, respectively. At September 30, 1995, the Company had a working capital deficit of $1,630,616 and an accumulated deficiency in assets of $2,217,911. As part of management's plan to refocus the Company's efforts on its operations to attain profitable levels, the Company signed a letter of intent on January 3, 1996 to purchase, among other things, the Feminine Hygiene Product Brands of London International, U.S. Holdings, Inc. The purchase price of $3,600,000 for the acquired assets was paid with $100,000 on January 10, 1996, and the balance payable as follows:
i) $200,000 payable to an escrow ccount upon execution of the Asset Purchase Agreement, ii) $1,300,000 payable at closing, and iii) $2,000,000 payable within three years with interest at 8.5% per annum. The Company anticipates the $1,500,000 will be financed by an investment banker and the remaining indebtedness to be paid from operations.

           The Company acquired three new customers that Management estimates will increase its revenue by approximately $2,000,000 in 1996. The Company anticipates that with its expanded pharmaceutical customer base and the acquisition of its new feminine hygiene product line, the Company will become profitable. The Company is of the opinion that with the funds raised subsequent to September 30, 1995 (Note 18) and further issuances of common stock pursuant to regulation S offerings and other financing, that it can generate adequate capital resources to achieve its new objectives.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 3.  Inventories
         -----------

           The components of inventories are as follows:

                                              September 30,
                                      ---------------------------------
                                        1995         1994       1993
                                      ---------   ----------   --------
   Chemical raw materials and
    packaging materials                $320,485   $  581,992   $371,148
   Work in process                      115,251      211,033     91,421
   Finished goods                        57,935      508,813     91,950
                                       --------   ----------   --------
                                       $493,671   $1,301,838   $554,519
                                       ========   ==========   ========

Note 4.  Property, Plant and Equipment
         -----------------------------

           Property, plant and equipment consists of the following:

                                                   September 30,
                                              -----------------------
                                                 1995         1994
                                              ----------   ----------
   Equipment, furniture and fixtures          $1,844,345   $1,865,309
   Leasehold improvements                        570,349      570,349
   Tools and dies                                215,454      193,927
                                              ----------   ----------
                                               2,630,148    2,629,585
   Less accumulated depreciation and
    amortization                               2,186,881    1,956,809
                                              ----------   ----------
                                              $  443,267   $  672,776
                                              ==========   ==========
Note 5.  Licensing Costs
         ---------------

           During the year ended September 30, 1994, the Company acquired an exclusive license to a patented process for a non-invasive test to diagnose Alzheimer's disease. This license agreement provides, among other things, for the payment of a royalty fee equal to 5% of the net sales price of licensed products, with a minimum annual royalty of $25,000 beginning in the fourth year of the agreement. The term of the license expires in 2009, at which time the Company can continue to sell the products without any royalty fee.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 5.  Licensing Costs (continued)
         ---------------

           Additionally, the Company entered into an exclusive license during August, 1994 to market a patented antiviral composition method, with a royalty due equal to 5% of net sales and a minimum annual royalty of $25,000 beginning with the fourth year of the agreement. The Company will incur a one-time payment of $40,000 upon reaching $250,000 in sales of products resulting from this license. The license will terminate with the expiration of the aforementioned patent.

           The Components of licensing costs are as follows:

                                                    September 30,
                                                  --------------------
                                                  1995         1994
                                                --------      --------
    Exclusive license - Treo                    $    ---      $200,000
    Exclusive license - Alzheimer's patent        62,188        62,188
    Exclusive license - Antiviral patent          15,000        15,000
                                                --------      --------
                                                  77,188       277,188
    Less: accumulated amortization                 6,887        61,426
                                                --------      --------
                                                $ 70,301      $215,762
                                                ========      ========

           The Company wrote-off $114,574 representing the unamortized portion of its exclusive license to manufacture, market and distribute Treo (Note 16).


Note 6.  Accrued Expenses
         ----------------

           Accrued expenses consist of the following:

                                                    September 30,
                                              ------------------------
                                                  1995         1994
                                              ----------      --------
    Legal and audit fees                      $  509,000      $307,000
    Commissions                                  139,000        41,000
    Interest expense                             255,000       140,000
    Sundry                                       140,676       185,374
                                              ----------      --------
                                              $1,043,676      $673,374
                                              ==========      ========

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


Note 7.  Medicare Judgment Payable
         -------------------------

            On November 17, 1995, the Court reduced a fine which was originally imposed on the Company in 1989 to $50,000. In December, 1995, $25,000 was paid, with the balance payable before May 13, 1996. The 1995 consolidated statement of operations reflect a credit of $229,524, representing the difference between the Court reduced settlement and the original fine, along with interest thereon totaling $279,524.


Note 8.  Long-term Debt
         --------------

           Long-term debt consists of the following:

                                                    September 30,
                                                 ---------------------
                                                   1995         1994
                                                 --------     --------
Obligation from litigation settlement with
 the United States Attorney's office (a)         $190,000     $250,000

Note payable (b)                                  130,982          ---

Note payable (Note 15)                                ---      250,000
                                                 --------     --------
                                                  320,982      500,000
Less current maturities                           190,000      125,000
                                                 --------     --------
                                                 $130,982     $375,000
                                                 ========     ========

(a) In July, 1993, the Company's pharmaceutical subsidiary settled its litigation with the United States Attorney's Office for $350,000 in connection with investigations directed at the generic drug industry, involving alleged misconduct in the filing and obtaining of approval of Abbreviated New Drug Applications. In connection with the settlement, the United States Attorney's office has an outstanding judgment against the Company for failure to pay, in its entirety, its fourth installment due July 7, 1995. In addition, the final payment of $125,000, plus accrued interest on the full settlement, is payable on July 7, 1996. As a pre-condition of the settlement, if the subsidiary defaulted on any of the agreed upon payments, the unpaid balance of the settlement could become immediately due and payable, with interest charged at the statutory rate from the closing date for the unpaid balance. It is unknown at this time whether the U.S. Attorney's office will seek to enforce its right to accelerate the payment of the obligation and interest thereon.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


Note 8.  Long-term Debt (continued)
         --------------

(b) On December 31, 1994, the Company issued a note payable to one of its convertible debenture holders (Note 9) for $130,982, representing all accrued interest to said date. The note matures October 1, 1998 and bears interest at 12.5% per annum, payable in quarterly installments.

Note 9.  Convertible Debentures Payable
         ------------------------------

           The Company had outstanding at September 30, 1995 an aggregate of $1,000,000 of convertible debentures after its conversion of $150,000 of said debentures into 600,000 shares of common stock in June, 1995. The debentures mature on October 1, 1998, with optional redemptions available on October 1, 1995 at 110% of par, and each subsequent year to maturity at 105% of par. The debentures bear interest at the rate of 12.5% per annum which is payable in quarterly installments. Under the terms of the debentures, mandatory principal redemption installments are to be made quarterly to maturity in the amount of $30 per $1,000 of the remaining outstanding principal, commencing October 1, 1995. The Company has obtained an extension until October 1, 1996 for the aforementioned redemption installments. The debentures, as amended on February 9, 1996, can be converted at any time into the Company's common stock in its entirety or in multiples of $1,000, at a conversion price equal to the lesser of $.25 or 80% of the bid price per share, as defined.

           The debentures further provide that the Company maintain a minimum current ratio and interest coverage, as defined, and must maintain a certain minimum stockholders' equity. On February 9, 1996, the Company received waivers of the defaults that have occurred under the agreements prior hereto and through April 1, 1996 from the debenture holders. If an event of default exists or occurs, as defined, subsequent to April 1, 1996, the debentures and interest thereon may become due and payable at the discretion of the debenture holders.

Note 10. Stock Options
         -------------

           In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years (subject to an initial one year restrictive period) or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


Note 10. Stock Options (continued)
         -------------

           During the year ended September 30, 1994, options under a previously adopted 1988 stock option plan for 686,100 common shares were exercised and paid for by the issuance of non-interest bearing notes, payable on demand, aggregating $559,274 and cash of $686. The notes are collateralized by the shares issued (Note 18). Under the 1988 plan, which expired in November, 1993, 53,600 options were canceled during the year ended September 30, 1994. Under the 1993 stock option plan, 534,500 options were canceled with 653,500 options being granted during the year ended September 30, 1995.

           Information regarding stock options at September 30, 1995 and 1994 is summarized below:

                                  1995                     1994
                          --------------------    ------------------------
                                      Option                    Option
Shares under option:      Shares      Price        Shares       Price
 Outstanding -           --------- -----------    ----------   -----------
  beginning of year       534,500  $1.25-$2.25    1,271,200    $0.88-$1.25
 Granted - 1993 plan      653,500     $0.50           3,000       $2.25
 Exercised                                         (686,100)   $0.81-$0.88
 Terminated:
  1988 plan                   ---       ---         (53,600)   $.075-$.088
  1993 plan              (534,500) $1.25-$2.25          ---         ---
 Outstanding - end
  of year                 653,500     $0.50         534,500    $1.25-$2.25
 Exercisable - end
  of year:
   1993 plan                  ---       ---         531,500         ---


Note 11. Loss Per Share
         --------------

           For the years ended September 30, 1995, 1994 and 1993, the average number of shares outstanding were 23,150,793, 18,549,265 and 10,408,444, respectively.


Note 12. Income Taxes
         ------------

           The Company, as of September 30, 1995, has available approximately $26,900,000 of net operating loss carryforwards (expiring through the year 2010) to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carryforward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of $10,800,000.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 13. Commitments and Contingencies
         -----------------------------

           The operations and offices of the Company are conducted from leased premises in Bellport, New York. The Company is negotiating for a new lease and is currently on a month to month basis.

           Total rent expense for the years ended September 30, 1995, 1994 and 1993 was approximately $158,000, $156,000 and $149,000, respectively.


Note 14. Employment Contract
         -------------------

           The Company has an employment agreement with its President and Chief Executive Officer for a period of five years, commencing October 1, 1994, for an annual salary of $130,000 per year, plus certain fringe benefits. Pursuant to the terms of the agreement, the Officer will receive a bonus based upon the profitability of the Company, (5% of the annual pre-tax profit up to a maximum bonus of $1,500,000 per year).

Note 15. Loss on Write-off of Intangible Assets
         --------------------------------------

           In November, 1993, the Company and Amswiss Scientific, Inc. ("Amswiss") completed a transaction whereby the Company agreed to purchase all of Amswiss' rights to certain pharmaceutical assets, including all agreements, licenses, applications, approvals, trademarks and trade names, for which the Company issued to Amswiss four million shares of its common stock and warrants to purchase an additional two million shares at $2.00 per share.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 15. Loss on Write-off of Intangible Assets (continued)
         --------------------------------------

           The agreement provided, that of the shares and warrants issued to Amswiss, 800,000 common shares and warrants to purchase 400,000 common shares would be subject to forfeiture and cancellation in the event the Company is unable to obtain final Federal Drug Administration ("FDA") approval of certain New Drug Applications ("NDA's") on or before December 31, 1995. The Company has re-evaluated its investment in the Amswiss assets as of September 30, 1995. Due to the Company's present lack of working capital, the cost of the NDA filing and new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the adjusted unamortized acquired Amswiss assets aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and as a result of this decision, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in-capital aggregating $1,381,647. With respect to the shares and warrants issued to Amswiss that were not subject to forfeiture, Amswiss was granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. As of September 30, 1995, Amswiss has exercised their right to request a registration of one half of their available shares and warrants. At September 30, 1995, the Company, canceled a contingent non-negotiable, non-interest bearing $250,000 note, issued to Amswiss, which was also due upon the FDA approval by December 31, 1995.

           Additionally, Amswiss was to receive a three (3%) percent royalty on future sales of the drug, and if the Company offers to sell its common shares in a registered public offering, Amswiss will receive as additional compensation $125,000 from the net proceeds thereof.


Note 16. Loss on Discontinued Operations
         -------------------------------

           In August, 1992, the Company obtained an exclusive license for the mass market manufacture and distribution of Treo for an initial period of seven years, with options to extend for another ten years. The license agreement provided, among other things, for the payment of an 8.5% royalty fee with a minimum royalty of $300,000 for the calendar year 1995, increasing to $900,000 in 1999.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993




Note 16. Loss on Discontinued Operations (continued)
         -------------------------------

           The Company had been engaged in litigation with its Treo licensor since 1994 over, among other things, the promotion and marketing of the product. As a result of a November 16, 1995 preliminary court order issued by the United States District Court, Eastern District of New York, the Company was enjoined from selling Treo during the 1996 selling season. As a result of the Court's decision, the Company decided to discontinue the manufacturing of Treo and reclassified its results of operations as discontinued operations in the accompanying consolidated statement of operations. The Company will be appealing the Courts decision in an attempt to recover various costs incurred.

           A summary of the operating results of discontinued operations are as follows:

                                               September 30,
                                  --------------------------------------
                                      1995         1994         1993
                                  -----------  -----------  -----------

  Net Sales                       $ 1,030,500  $   608,449  $   240,871
  Gross profit                        598,421      297,301       98,515
  Net operating loss from
   discontinued operations           (429,936)  (1,245,924)    (787,534)

         The components of assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets are as follows:

                                                September 30,
                                     --------------------------------
                                          1995                 1994
                                     -----------          -----------
  Cash                               $    69,574          $    23,116
  Accounts receivable (net)              116,306              237,064
  Inventories                                ---              659,855
  Prepaid expenses and other
   current assets                            ---               29,688
  Property, plant & equipment
   (net)                                   3,006                4,881
  Intercompany payable                (2,622,191)          (1,940,957)
  Accounts payable                      (616,030)            (838,994)
  Accrued expenses                      (192,989)            (117,649)
  Customer credit balances
   payable                              (196,320)             (80,461)
                                     -----------          -----------
                                     $(3,438,644)         $(2,023,457)
                                      ===========          ===========

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 17. Sales Concentration
         -------------------

           During the year ended September 30, 1995, the Company's sales to one customer were $416,000 (27.1%) and $351,000 to another customer (22.9%). The customer, which represents 27.1% in fiscal 1995, represented 15.5% in fiscal 1994 and 23.3% in fiscal 1993. Sales to the other major customer in 1994 and 1993 were $1,110,000 (54.0%) and $910,000 (45.7%), respectively.


Note 18. Common Stock
         ------------

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

           In April, 1994, the Board of Directors approved an additional offering pursuant to Regulation S of 4,000,000 shares. In connection with this offering, the Company received approximately $1,025,000 from May, 1994 to September, 1994, resulting from the sale of 1,448,570 shares of common stock. In 1995, an additional 2,436,042 shares of common stock were sold for approximately 1,026,000.

           During the year ended September 30, 1994, options for the issuance of 686,100 common shares were exercised (Note 10). Additionally, 122,339 shares were issued from Treasury in exchange for trade obligations and for the purchase of an exclusive license for a patented process to diagnose Alzheimer's disease (Note 5).

           In March, 1995, the Board of Directors approved another offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $1,220,000 from March, 1995 to September, 1995, resulting from the sale of 3,109,937 shares of common stock. Subsequent to September 30, 1995, an additional 1,273,071 shares of common stock were sold or approximately $217,000.

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 19. Fourth Quarter Adjustments
         --------------------------

           Year Ended September 30, 1995
           -----------------------------

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
                                                          ----------
                                                          $6,488,670
                                                          ==========

           Years Ended September 30, 1994 and 1993
           ---------------------------------------

             There were no significant adjustments that either increased or decreased the net loss in the fourth quarter of the years ended September 30, 1994 and 1993.


Note 20. Unaudited Quarterly Financial Data
         ----------------------------------

           The following is a summary of unaudited quarterly operating results for the years ended September 30, 1995, 1994 and 1993 (in thousands of dollars except per share amounts).

                                      Year Ended September 30, 1995
                                 ---------------------------------------
                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter   Quarter(1)
                                 -------    -------    -------   -------
Continuing operations:
  Revenues                        $ 486      $ 525      $ 191       $ 331
  Gross profit                     (140)      (126)      (242)       (262)
  Net loss                         (676)      (307)      (980)     (6,023)
  Loss per share                   (.03)      (.01)      (.05)       (.26)

Discontinued operations:
  Net income (loss)                $ 32      $ 363       $480     $(2,497)
  Income (loss) per share            --        .02        .02        (.11)

(1) See Note 19

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



Note 20. Unaudited Quarterly Financial Data (continued)
         ----------------------------------

                                      Year Ended September 30, 1994
                                 ---------------------------------------
                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter   Quarter
                                 -------    -------    -------   -------

Continuing operation
  Revenues                       $  551     $  488     $  519     $  499
  Gross profit                     (103)      (139)      (102)      (142)
  Net loss                         (564)      (634)    (1,271)      (956)
  Loss per share                   (.03)      (.03)      (.07)      (.05)

Discontinued operations:
  Net loss                        $(111)     $(180)      $(541)     $(414)
  Loss per share                   (.01)      (.01)       (.03)      (.02)



                                      Year Ended September 30, 1993
                                 ---------------------------------------
                                  First      Second     Third     Fourth
                                 Quarter    Quarter    Quarter   Quarter
                                 -------    -------    -------   -------

Continuing operations:
  Revenues                       $  496     $  547     $  382     $  564
  Gross profit                     (115)      (129)      (176)      (111)
  Net loss                         (369)      (433)      (923)      (567)
  Loss per share                   (.04)      (.04)      (.09)      (.05)

Discontinued operations:
  Net loss                         $(50)     $(118)     $(376)      $(244)
  Loss per share                   (.01)      (.01)      (.04)       (.02)

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K

                                     EXHIBIT

                      FOR THE YEAR ENDED SEPTEMBER 30, 1995


                                  EXHIBIT 10.9A

                             BIOPHARMACEUTICS, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS



                                      Balance at    Charged to
                                       beginning     costs and     Charged to    Other changes    Balance at
       Description                     of Period     expenses    other accounts   add (deduct)   End of Period
       -----------                    ----------    ----------   --------------  -------------   -------------
Allowance for doubtful accounts:

  Year ended September 30, 1995         $27,000       $  ---         $  ---        $ (5,000)       $22,000
                                        =======       =======        =======       ========        =======

  Year ended September 30, 1994         $26,000       $ 1,418        $  ---        $   (418)       $27,000
                                        =======       =======        =======       ========        =======

  Year ended September 30, 1993         $33,000       $40,676        $  ---        $(47,676)       $26,000
                                        =======       =======        =======       ========        =======



                                   EXHIBIT 24






                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in Registration Statement Number 2-87952 on Form S-1, originally filed on November 18, 1983, as amended through Amendment No. 2, filed on February 21, 1984, and effective March 5, 1984, of our report on the 1995 consolidated financial statements and schedules of Biopharmaceutics, Inc. and subsidiaries included in the Annual Report on Form 10-K of Biopharmaceutics, Inc. for the year ended September 30, 1995.














Plainview, New York
February 13, 1995