Form 10-K/A
period 1996-09-30
BIOPHARMACEUTICS INC
filed 1997-05-05
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

                             Yes   x         No
                                 -----          -----

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

         (3)  Exhibit - Exhibit 27 -- ART.5 FDS FOR 9/30/96 10-K

(B)      Reports Filed on Form 8-K during the Fourth Quarter

         8-K dated October 9, 1996, announcing the Joint Venture Agreement with Advanced Biological Systems, Inc.

         8-K dated December 12, 1996, announcing the appointment of Johathan Rosen to its Board of Directors.

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


Bellport, N.Y.
May 5, 1997