Form 10-Q
period 1997-03-31
BIOPHARMACEUTICS INC
filed 1997-05-08
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1997        Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC


                  DELAWARE                              13-3186327
          (State of Incorporation)          (I.R.S. Employer Identification No.


                   990 Station Road, Bellport, New York 11713
               (Address of Principal Executive Office) (Zip Code)



        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997.


                    Class                     Outstanding

         Common Stock - $.001 Par Value        41,657,350


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required  to file  such  reports)  and  (2)  has  been  subject  to such  filing
requirements for the past ninety days. Yes   X     No
                                           -----      -----

                             BIOPHARMACEUTICS, INC.

                                     INDEX
                                     -----






PART I     Financial Information

 Item 1.   Financial Statements

           Consolidated Condensed Balance Sheet
           March 31, 1997 (Unaudited) and September 30, 1996 (Audited)

           Statements of Operations
           Three Months and Six Months Ended March 31, 1997 and 1996 (Unaudited)

           Consolidated Statement of Shareholders' Equity for the Six Months Ended March 31, 1997

           Consolidated Condensed Statement of Cash Flows for the Six Months Ended March 31, 1997 and 1996

           Notes to Condensed Financial Statements (Unaudited)

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II

 Item 6.   Reports on Form 8-K:

           Appointment of Mr. Barry Weisberg to the Board of Directors as of February 19, 1997. Filed February 21, 1997.

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                         March 31,         September 30,
                                                                            1997                1996
                                                                        (Unaudited)          (Audited)
                                                                        -----------         -----------
                                 ASSETS
   Current assets:
     Cash                                                               $  108,710          $    44,775
     Trade receivables, less allowance for
        doubtful accounts                                                  687,726              587,457
     Note receivable                                                           0                150,000
     Inventories                                                           533,914              538,359
     Prepaid expenses and other assets                                     159,713              136,839
                                                                        ----------           ----------
                                  Total current assets                   1,490,063            1,457,430

   Property, plant and equipment, at cost,
      net of accumulated depreciation                                      269,946              333,653
   Investment in restricted securities                                     250,750              250,750
   Intangible assets, at cost, net of accumulated amortization           3,583,025            3,677,225
   Licensing costs, net of accumulated amortization                         63,101               64,901
   Sundry                                                                   30,119               32,729
                                                                       -----------          -----------
                                                                        $5,687,004           $5,816,688
                                                                        ==========           ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Accounts payable-trade                                           $  974,235           $  938,577
       Accrued expenses                                                    652,383              727,238
       Current maturities of long-term debt                                682,100              732,100
                                                                        ----------           ----------
                                  Total current liabilities              2,308,718            2,397,915

   Long-term debt                                                        1,550,792            1,622,792
   Convertible debentures payable                                        1,102,941            1,402,941

   Shareholders' equity:
       Common Stock - par value $.00l per share
         Authorized - 75,000,000 shares
          Issued - 42,071,078 shares, 40,871,078, 1996                      42,071               40,871
       Additional paid-in capital                                       30,070,261           29,771,461
       Deficit                                                         (27,883,893)         (27,915,406)
                                                                        ----------           ----------
                                                                         2,228,439            1,896,926
   Less Treasury Stock, at cost
                  (413,728 shares 1994)                                   (944,612)            (944,612)
         Notes receivable from officers and employees                     (559,274)            (559,274)
                                                                        ----------           ----------
                                                                           724,553              393,040
                                                                        ----------           ----------
                                                                        $5,687,004           $5,816,688
                                                                        ==========           ==========

                       The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                             1997             1996             1997              1996
                                                          ----------      ----------       ----------          ----------
Revenues:
  Net sales                                               $1,500,963      $ 624,853        $2,759,481          $1,081,937

Costs and expenses:
  Cost of sales                                              961,940        613,109         1,802,449           1,248,041
  Selling, general and
    administrative                                           382,867        298,538           678,216             552,599
  Amortization of intangibles                                 48,000          1,800            96,000               1,800

                                                           1,392,807        913,447         2,576,665           1,802,440
                                                             108,156       (288,594)          182,816            (720,503)
Other income (deductions):
  Other income                                                     0          2,500                 0               5,000
  Interest expense (including
    interest to officer)                                     (91,602)       (36,000)         (151,303)            (72,000)
                                                          ----------     ----------        ----------          ----------
                                                             (91,602)       (33,500)         (151,303)            (67,000)

Net income (loss) from
  continuing operations                                       16,554       (322,094)           31,513            (787,503)

Discontinued operations:
  Operating profit (loss)                                          0        (15,708)                0             (15,708)


Net income (loss)                                            $16,554      $(337,802)          $31,513           $(803,211)
                                                          ==========     ==========         ==========         ==========

Primary income (loss) per share
  Continuing operation                                         $0.00         $(0.01)            $0.00              $(0.03)
  Discontinued operations                                       0.00          (0.00)             0.00               (0.00)
  Net income (loss)                                            $0.00         $(0.01)            $0.00              $(0.03)

Average shares outstanding                                40,657,350      31,138,513       41,057,350           29,105,134



                        The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 1997



                                        Common  Stock    Additional
                                    Number of     Par      Paid-In                   Treasury     Notes Receivable
                                     Shares      Value     Capital       Deficit       Stock     Officers & Employees     Total
                                   ---------    -------  -----------  -------------  ---------   --------------------   --------
Balance, September 30, 1996        40,871,078   $40,871  $29,771,461   $(27,915,406) $(944,612)      $(559,274)         $393,040

Shares issued in exchange
  for convertible debentures        1,200,000     1,200      298,800            ---        ---             ---           300,000

Net income for the six months
  ended March 31, 1997                    ---       ---          ---         31,513        ---             ---            31,513
                                   ----------   -------  ----------    ------------  ---------       ---------          --------

Balance, March 31, 1997            42,071,078   $42,071  $30,070,261   $(27,883,893) $(944,612)      $(559,274)         $724,553
                                   ==========   =======  ===========   ============  =========       =========          ========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,

                                                    1997                 1996
                                               ----------            ----------
Cash flows from operating activities:
Income (loss) from continuing operations          $31,513             $(787,503)
Profit (loss) from discontinued operations            ---               (15,708)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization              174,000               106,800
Changes in certain assets and liabilities:
    Accounts receivable                          (100,269)              (74,146)
    Notes receivable                              150,000
    Inventories                                     4,445              (221,837)
    Other current assets                          (22,874)              (37,974)
    Other assets                                    2,610               182,791
    Accounts payable and accrued expenses         (39,197)              256,580
    Customer credit balances                          ---               165,924
    Payment against settlement of litigation      (60,000)              (45,000)
    Payment against Medicare settlement               ---               (25,000)
                                               ----------            ----------
Net cash provided by (used in)
    operating activities                          140,228              (495,073)
                                               ----------            ----------
Cash flows from investing activities:
Purchase of property plant and equipment          (14,293)              (10,799)
Trademarks and tradenames acquired                                   (3,682,325)
                                               ----------            ----------
Net cash provided by (used in)
    investing activities                          (14,293)           (3,693,124)
                                               ----------            ----------
Cash flows from financing activities:
Proceed of Company's Regulation S
    offering, net of related expenses                 ---             2,461,686
Long term debt incurred                               ---             2,000,000
Repayments of long-term debt                      (62,000)                  ---
Net cash provided by (used in)
    financing activities                          (62,000)            4,461,686
                                               ----------            ----------
Net change in cash                                 63,935               273,489
Cash at beginning of period                        44,775                86,664
                                               ----------            ----------
Cash at end of period                            $108,710              $360,153
                                               ==========            ==========


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1997



A.   Consolidated Condensed Financial Statements

     The Consolidated Condensed Balance Sheet as of March 31, 1997 and the Consolidated Condensed Statement of Operations for the period ended March 31, 1997 and 1996, and the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 1997, and the Consolidated Statements of Cash Flows for the periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

     The Company has financed its operating requirements for the last three years primarily by the issuance of common shares; $2,384,806 in 1993, $4,433,790 in 1994, $2,054,722 in 1995, and $2,547,658 in 1996; convertible debentures of
$800,000 in 1992 and the settlement of claims against past management $924,076 in 1992. As of March 31, 1997, the Company had cash of approximately $109,000.

     As a result of the United States District Court's decision on December 20, 1995, the Company's license for Treo had been terminated and therefore the Company wrote-off assets associated with Treo as a discontinued operation as of September 30, 1995. On December 13, 1996 the Company's subsidiary, Biopharm Lab, Inc. (the distributor of Treo), filed a Chapter 7 Bankruptcy Petition in the United States District Court, Eastern District.

     The Company completed its acquisition of a product line from London International U.S. Holdings, Inc.(LIUSH) which has previously generated sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of approximately $3,600,000 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 to be paid over a number of years. The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex*, Koromex*, Koroflex*, and Feminique*. LIUSH is one of the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

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

     The Company also anticipates that the approval of additional products by the FDA in fiscal year 1997, which will increase the number of products offered by Biopharm to its customers and with the addition of three new customers, Biopharm is expected to increase sales and provide a basis for profitability in fiscal 1997.

     The Company believes that the foregoing, along with the additional capital raised through September 1996 will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 were waived by the holder and eliminated in the conversion of the debentures to a new series on December 15, 1996.

     RESULTS OF  OPERATIONS
     ----------------------

     Sales for the second quarter ended March 31, 1997 were $1,500,963 representing an increase of 140% over the $624,853 shipped in the comparable quarter in 1996. Sales for the prior quarter ended December 31, 1996 totaled $1,258,518. For the half year ended March 31, 1997, sales totaled $2,759,481 versus $1,081,937 shipped in the first half of fiscal year 1996. Sales of Feminine Hygiene products of $912,016 represents a 1,000% increase over the comparable quarter since the product line was acquired in March 1996. Sales of Feminine Hygiene products for the first half totaled $1,695,551 versus $90,458 for the comparable half year. Sales of generic products increased 10% for the quarter to $588,947 compared to the $534,395 shipped in 1996. For the six months ended March 31, 1997 generic sales totaled $1,063,930 compared to $991,479 shipped in 1996. By comparison to the prior quarter, sales of feminine hygiene products totaled $783,535 and generic products totaled $474,983.

*Registered Trademark

     Gross margin for the quarter was 36% compared to 1.9% in the comparable 1996 quarter. Gross margin for the prior quarter totaled 33%. For the six months ended March 31, 1997, gross margin was 35% and a negative 15% respectively. Negative margins in 1996 were attributable to sales levels not being high enough to absorb fixed overheads in manufacturing.

     Selling, general and administrative expenses increased to $382,867 from $298,538 in the fiscal 1996 quarter due primarily to selling expenses for the feminine hygiene product line which was only acquired in the comparable quarter. For the first half selling, general and administrative expenses increased to
$678,216 vs. $552,599 in the comparable half for similar reasons. Amortization of intangibles primarily represents trademarks and tradenames for the feminine hygiene line which was acquired in March 1996.
     Interest expense of $91,602 for the quarter includes the financing of the feminine hygiene acquisition, interest expense of the convertible debentures. Interest expense for the comparable quarter represented only debenture obligations. For the six months ended March 31, 1997, interest expense of $151,303 included the financing of the acquisition, interest on the convertible debentures and adjustment for prior interest accrued which was no longer payable. The comparable half year included only debenture obligations.





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

 Item 2.   Changes in Securities-Not applicable

 Item 3.   Default upon Senior Securities-Not applicable

 Item 4.   Submission of materials to a vote of security holders-Not applicable

 Item 5.   Other information-Not applicable.

 Item 6.   Exhibits and Reports on Form 8-K:

           Exhibits - None

           Reports on Form 8-K:

           Appointment of Mr. Barry Weisberg to the Board of Directors on February 19, 1997. Filed February 21, 1997.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






                                 /s/ Edward Fine
                             ---------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                              /s/ William C. Kugler
                              --------------------
                                WILLIAM C. KUGLER
                   Vice President and Chief Financial Officer




Dated: May 7, 1997