Form 10-K/A
period 1996-09-30
BIOPHARMACEUTICS INC
filed 1997-05-30
CIK 733337

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

                    DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report on Form 10-K for the Fiscal Year Ended September 30,1996
(b) Form 10-K/A-1 for the Fiscal Year Ended September 30, 1996

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      Documents filed as part of this report:

         (1) and (2) - See Index to Consolidated Financial Statements and Schedules included herein.

         (3)  Exhibit - Exhibit 27 -- ART.5 FDS FOR 9/30/96 10-K

(B)      Reports Filed on Form 8-K during the Fourth Quarter
         Incorporated By Reference

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


Bellport, N.Y.
May 30, 1997

                           BIOPHARMACEUTICS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                          YEARS ENDED SEPTEMBER 30,
                            1996, 1995 AND 1994

                        BIOPHARMACEUTICS, INC.

           CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                INDEX



                                                                Page
                                                               Number

Auditor's Report ............................................     1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
 September 30, 1996 and 1995 ................................   2 - 3
Consolidated Statements of Operations for the
 Years Ended September 30, 1996, 1995 and 1994 ..............     4
Consolidated Statements of Shareholders' Equity (Deficiency
 in Assets) for the Years Ended September 30, 1996, 1995
 and 1994 ...................................................   5 - 7
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1996, 1995 and 1994 ..............   8 - 9
Notes to Consolidated Financial Statements ..................  10 - 28


FINANCIAL STATEMENT SCHEDULES:

Schedule VIII - Valuation Accounts ..........................     29

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants
             255 Executive Drive, Suite 215           Telephone: (516) 576-7040
             Plainview, NY 11803-1715                Facsimile:  (516) 576-1232











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




                               /s/FARBER,BLICHT & EYERMAN LLP

Plainview,  New York
November 14,1996 (except for notes 5
10, 16 and 17, the latest of which
is dated March 24, 1997).

                         BIOPHARMACEUTICS, INC.

                     CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 30, 1996 AND 1995

                                ASSETS






                                                  1996         1995
Current assets:
 Cash                                        $   44,775   $   86,664
 Trade receivables, less allowance
  for doubtful accounts of $25,000;
  $22,000 in 1995 (Schedule VIII)               587,457      268,957
 Note receivable (Note 16)                      150,000         -
 Inventories (Note 3)                           538,359      493,671
 Prepaid expenses and other
  current assets                                136,839       27,953
                                             ----------     --------

         Total current assets                 1,457,430      877,245

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization (Note 4)                      333,653      443,267
Investment in restricted securities
 (Note 16)                                      250,750         -
Intangible assets, at cost, net of
 accumulated amortization (Note 5)            3,677,225         -
Licensing costs, net of accumulated
 amortization (Note 6)                           64,901       70,301
Sundry                                           32,729       30,119
                                             ----------   ----------
                                             $5,816,688   $1,420,932
                                             ==========   ==========


The accompanying notes are an integral part of these financial statements

                         BIOPHARMACEUTICS, INC.

                      CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1996 AND 1995


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)


                                               1996          1995
                                               ----          ----
Current liabilities:
 Accounts payable - trade                $   938,577   $ 1,027,865
 Accrued expenses (Note 7)                   727,238     1,043,676
 Customer credit balances payable               -          196,320
 Medicare judgment payable (Note 8)             -           50,000
 Current maturities of long-term
  debt (Note 9)                              732,100       190,000
                                         -----------   -----------

         Total current liabilities         2,397,915     2,507,861
                                         -----------   -----------

Long-term debt (Note 9)                    1,622,792       130,982
                                         -----------   -----------

Convertible debentures payable
 (Note 10)                                 1,402,941     1,000,000
                                         -----------    ----------

Commitments and contingencies
 (Notes 14 and 15)

Shareholders' equity (deficiency in assets)
  in assets)  (Notes 10,11,16 and 18):
  Common stock - par value $.001 per share:
    Authorized - 75,000,000 shares
    Issued - 40,871,078 shares;
     26,535,750 shares in 1995                40,871        26,536
  Additional paid-in capital              29,771,461    27,149,038
  Deficit                                (27,915,406)  (27,889,599)
                                         -----------   -----------
                                           1,896,926      (714,025)
Less treasury stock, at cost
 (413,728 shares in 1996 and 1995)          (944,612)     (944,612)
 Notes receivable from officers
   and employees                            (559,274)     (559,274)
                                          -----------  -----------
                                             393,040    (2,217,911)
                                          -----------  -----------

                                         $ 5,816,688   $ 1,420,932
                                         ===========   ===========



               The accompanying notes are an integral

                  part of these financial statements.

                        BIOPHARMACEUTICS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                     1996         1995         1994
                                     ----         ----         ----

Sales                           $3,725,221  $ 1,532,649  $ 2,057,383
                                ----------  -----------  -----------

Costs and expenses:
 Cost of sales                   3,141,054    2,303,224    2,542,912
 Selling, general and
  administrative                 1,434,036    1,031,354    1,575,870
 Research and development
  expenses                          14,426       62,311      633,154
 Amortization of intangibles        99,600      576,264      483,659
                                ----------  -----------  -----------
                                 4,689,116    3,973,153    5,235,595
                                ----------  -----------  -----------
                                  (963,895)  (2,440,504)  (3,178,212)
                                ----------  -----------  -----------

Other income (deductions):
 Loss on write-off of
  intangible assets (Note 16)         -      (5,526,587)       -
 Settlement of medicare
  judgement (Note 8)                  -         229,524        -
 Income related to contribution
  of licenses and rights to
  joint venture (Note 16)          400,750         -           -
 Gain on disposition of equipment   62,500        2,758        -
 Interest expense (including
  interest to officer of
  $6,165 in 1995; $12,500 in
  1994)                           (298,821)    (251,438)    (246,629)
                                 ---------- -----------  -----------
                                   164,429   (5,545,743)    (246,629)
                                ----------  -----------  -----------

Loss from continuing operations   (799,466)  (7,986,247)  (3,424,841)
                                ----------  -----------  -----------

Discontinued operations (Note 17):
 Operating loss                       -        (429,936)  (1,245,924)
 Gain (loss) of disposal           773,659   (1,191,607)       -
                                ----------  -----------   -----------
                                   773,659   (1,621,543)  (1,245,924)
                                ----------  -----------   -----------

Net loss                        $  (25,807) $(9,607,790) $(4,670,765)
                                ==========  ===========  ===========

Primary gain (loss) per share (Note 12):

  Continuing operations         $     (.02) $     (.35) $    (.18)
  Discontinued operations              .02        (.07)      (.07)
                                ----------  -----------  -----------

Net loss                        $    -     $      (.42) $    (.25)
                                 ========== ===========  ===========




                     The accompanying notes are an
              integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                                 Receivable
                                    Common Shares       Additional                                  from
                                 Number of               Paid-in                    Treasury     Officers &
                                   Shares    Amount      Capital      Deficit         Stock      Employees          Total
                                ----------  --------    ----------    ----------     -------     ----------      -----------
Balance, October 1, 1993        11,705,250   $11,705    $13,638,265  $(13,611,044)$(1,186,196) $    -            $(1,147,270)

Shares issued in
 connection with the
 exercise of stock options         686,100       686        559,274         -          -         (559,274)               686

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related
 expenses $296,040               4,798,421     4,798      4,428,992         -          -            -              4,433,790

Shares issued in connection
 with the purchase of
 certain intangible assets
 of Amswiss Scientific, Inc.     4,000,000     4,000      7,746,000         -          -            -              7,750,000

Shares issued (97,339)
 in exchange for accounts
 payable obligations                 -          -           (55,284)        -        213,459        -                158,175

Shares issued (25,000)
 in exchange for license             -          -            14,063         -         28,125        -                 42,188

Net loss for year ended
 September 30, 1994                             -              -        (4,670,765)    -                          (4,670,765)
                                 ---------   -------    -----------   ------------  ----------   ----------       ----------
Balance, September 30, 1994     21,189,771   $21,189    $26,331,310   $(18,281,809)$(944,612)    $ (559,274)      $6,566,804
                                ----------   -------    -----------   ------------  ----------   -----------      ----------
     The accompanying notes are an integral part of these financial statements


                          BIOPHARMACEUTICS, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

               YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                (continued)

                                                                                                          Notes
                                                                                                        Receivable
                                     Common Shares          Additional                                    from
                               Number of                     Paid-in                         Treasury   Officers &
                                 Shares          Amount      Capital           Deficit         Stock    Employees         Total
                               --------------------------------------------    -------      ----------  ----------     --------
Balance, September 30, 1994    21,189,771       $21,189     $26,331,310    $(18,281,809) $(944,612)     $(559,274)    $6,566,804

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $190,891                    5,545,979         5,547       2,049,175             -              -                   2,054,722

Shares issued in exchange
 for convertible debentures       600,000           600         149,400             -                  -                 150,000

Forfeiture of shares in
 connection with the
 purchase of certain
 intangible assets of
 Amswiss Scientific, Inc.        (800,000)         (800)     (1,380,847)            -                  -              (1,381,647)

Net loss for year ended
 September 30, 1995                  -              -                -       (9,607,790)             -                (9,607,790)
                                -------------------------------------------  ------------  -----------------------  ------------

Balance, September 30, 1995     26,535,750       $26,536    $27,149,038    $(27,889,599)   $(944,612)    $(559,274)  $(2,217,911)
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

                            BIOPHARMACEUTICS, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                  (continued)



                                                                                                       Notes
                                                                                                     Receivable
                                        Common Shares        Additional                                from
                                 Number of                    Paid-in                  Treasury      Officers &
                                  Shares          Amount      Capital       Deficit      Stock       Employees          Total
                                ----------------------------------------- ---------    ---------     ----------     -----------
Balance, September 30, 1995     26,535,750       $26,536   $27,149,038   $(27,889,599) $(944,612)    $(559,274)     $(2,217,911)

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $31,973                     11,845,328        11,845     2,535,813                 -                 -            2,547,658

Shares issued as
 commission to investment
 banker in connection with
 the aforementioned
 Regulation S offerings          2,220,000         2,220        (2,220)                -                      -           -

Shares issued in
 connection with the
 Company's acquisition
 of the feminine hygiene
 product line (Note 5)             270,000           270        88,830                 -                       -         89,100

Net loss for year ended
 September 30, 1996                   -               -           -          (25,807)             -       -             (25,807)
                                ----------------------------------------------------------------- ------------------------------

Balance, September 30, 1996     40,871,078       $40,871   $29,771,461  $(27,915,406)  $(944,612)    $(559,274)     $    393,040
                                =================================================================     =========     ============

                 The accompanying notes are an integral

                    part of these financial statements.


                           BIOPHARMACEUTICS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

Cash flows from operating
 activities:                                1996         1995         1994
 -----------                                ----         ----         ----

Loss from continuing operations      $  (799,466)    $(7,986,247)  $(3,424,841)
Gain (loss) from discontinued
 operations                              773,659      (1,621,543)   (1,245,924)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization          303,805         835,304       761,374
  Loss on write-off of
   intangible assets                        -          5,526,587         -
  Loss on write-off of licenses             -            114,574         -
  Gain on disposition of equipment      (62,500)          (2,758)        -
  Income related to contribution
   of licenses and rights to
   joint venture                       (400,750)            -            -

Changes in certain assets and liabilities:
  Accounts receivable                  (318,500)         155,853       (19,025)
  Inventories                           (44,688)         808,167      (747,319)
  Other current assets                 (108,886)          24,808        73,118
  Accounts payable - trade              (89,288)        (274,017)      732,242
  Accrued expenses                      (44,479)         370,301        72,524
  Customer credit balances             (196,320)         115,859        24,961
  Medicare judgment payable             (50,000)        (229,524)       31,000
  Deferred costs                           -                -          128,757
  Sundry                                 (2,610)          21,365       (20,380)
                                     -----------      -----------   -----------

Net cash used in
 operating activities                (1,040,023)      (2,141,271)   (3,633,513)
                                     -----------      -----------   -----------
Cash flows from investing activities:

Purchase of property, plant
 and equipment                          (32,091)         (36,773)      (94,226)
Payments for licensing agreements           -             -            (35,000)
Proceeds from sale of property,
 plant and equipment                        -             10,000          -
Intangible assets acquired           (3,682,325)          -           (180,646)
                                     -----------      ----------    -----------
Net cash used in
 investing activities                (3,714,416)         (26,773)     (309,872)
                                     -----------      ----------    -----------
Balance carried forward              (4,754,439)      (2,168,044)   (3,943,385)
                                     -----------      ----------    -----------

       The accompanying notes are an integral part of these
                   financial statements

                            BIOPHARMACEUTICS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                         1996            1995           1994
                                         ----            ----           ----

Balance brought forward              $(4,754,439)   $(2,168,044)  $(3,943,385)
                                     -----------    -----------   -----------

Cash flows from financing activities:

Revolving credit loan activity:
 Borrowings                               -              -          1,855,000
 Repayments                               -              -         (2,071,488)
Repayment of term debt                    -              -            (75,765)
Proceeds of Company's
 Regulation S offerings, net
 of related expenses of
 $31,973; $190,891 in 1995;
 $296,040 in 1994                      2,547,658      2,054,722     4,433,790
Long-term debt incurred                4,269,175        130,982        -
Repayments of long-term debt          (2,104,283)       (60,000)     (100,000)
Proceeds from the exercise
 of stock options                          -              -               686
                                      -----------    -----------   -----------

Net cash provided by
 financing activities                  4,712,550      2,125,704     4,042,223
                                      -----------     ----------   -----------

Net increase (decrease)
 in cash                                 (41,889)       (42,340)       98,838
Cash at beginning of year                 86,664        129,004        30,166
                                      -----------    -----------   -----------

Cash at end of year                  $    44,775    $    86,664   $   129,004
                                      ===========    ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during year:
   Interest                          $     4,000    $    60,000   $   147,000
                                     ===========     ===========  ===========



Non-cash financing activities:
 Reference is made to Notes 9,
 16 and 18 for certain non-cash
  financing activities.



  The accompanying notes are an integral part of these financial statements

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

           e)  Depreciation and amortization

     The Company amortizes its intangible assets on the straight-line method over their estimated useful life of twenty years. Licensing costs are being amortized on the straight-line method over the life of the license agreements.

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

                           BIOPHARMACEUTICS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 1.  Summary of Significant Accounting Policies (continued)

          i)  Fair value of financial instruments

     Effective for fiscal years ending after December 15, 1995, Statement of Financial Accounting Standards No. 107 requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At September 30, 1996, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1996 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

          j)  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made are for recoverability of property and equipment, intangibles and accounts receivable. Actual results could differ from those estimates.

          k)  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. For the year ended September 30, 1996, the Company had sales to three unrelated customers of approximately $492,000 (13.2% of sales), $461,000 (12.4% of sales) and $446,000 (12.0% of sales). In fiscal 1995, sales to two customers aggregated approximately $416,000 (27.1% of sales) and $351,000 (22.9% of sales).

     The Company places its cash with financial institutions insured by the FDIC. At times, such cash balances may be in excess of the FDIC insurance limit.

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

          l)  Accounting for stock-based compensation

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income per share amounts assuming the fair value method was adopted October 1, 1995. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

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
                                    ========     ========  ==========


Note 4.  Property, Plant and Equipment

           Property, plant and equipment consists of the following:

                                                    September 30,
                                                 1996         1995

   Equipment, furniture and fixtures (*)     $1,710,986    $1,844,345
   Leasehold improvements                       572,244       570,349
   Tools and dies                               227,996       215,454
                                             ----------    ----------
                                              2,511,226     2,630,148
   Less accumulated depreciation and
    amortization                              2,177,573     2,186,881
                                             ----------    ----------

                                             $  333,653    $  443,267
                                             ==========    ==========

(*) Partially secured (Note 9(c)).

                             BIOPHARMACEUTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 5.  Acquisition of Feminine Hygiene Product Line

                    In March, 1996, the Company, through one of its subsidiaries, acquired three branded consumer product lines (namely Koromex, Vaginex and Feminique) from London International U.S. Holdings, Inc. ("London Int'l") for a purchase price of $3,600,000. Pursuant to the acquisition agreement, as amended, $100,000 was paid upon the signing of the agreement and $1,500,000 paid at the closing. The balance of the purchase price of $2,000,000 is payable as follows: i) $500,000 on or before May 15, 1997, ii) $660,000 on or before April 1, 1998 and iii) $840,000 on April 1, 1999, with interest at 8.5%, payable semi-annually through October, 1997, then quarterly to maturity (see
Note 9). The obligation is guaranteed by the Company and is collateralized by a security interest in all accounts receivable, inventory and the trademarks and trade names purchased.

                    The  assets   purchased  from  London  Int'l   consisted  of
trademarks, trade names and its customer base. No obligations were assumed by the Company. The intangible assets acquired are comprised of the following:

               Purchase price                $3,600,000
               Broker's fees (including cash
                and securities)                 159,100
               Related legal costs incurred      12,325
                                             __________
                                             $3,771,425
                                             ==========
                    Amortization expense for the year ended September 30, 1996 aggregated $94,200.

                    The acquisition of the aforementioned product lines were recorded under the purchase method of accounting, and accordingly, the results of operations for the period from March, 1996 are included in the accompanying consolidated financial statements.

                    The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it occurred on October 1,
1994, after giving effect to the interest expense associated with the acquisition funding of the product line. These pro forma results have been prepared for comparative purposes only and in management's opinion do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or of future results of operations of the Company. The pro forma results follow:

                         BIOPHARMACEUTICS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 5.  Acquisition of Feminine Hygiene Product Line (continued)

                                                     Pro forma
                                             Years Ended September 30,
                                                    (unaudited)
                                                  1996           1995
          Net Sales                           $5,660,883    $ 5,876,819
          Gain (loss) from continuing
           operations                         $   14,006    $(6,227,332)
          Gain (loss) from discontinued
           operations                         $  773,659    $(1,621,543)
          Per share data:
              Continuing operations           $     -       $      (.27)
              Discontinued operations                .02           (.07)




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

                    The components of aforementioned licensing costs are as follows:

                                                     September 30,
                                                   1996         1995

     Exclusive license - Alzheimer's patent      $62,188      $62,188
     Exclusive license - Antiviral patent         15,000       15,000
                                              ----------    ---------
                                                  77,188       77,188
     Less: accumulated amortization               12,287        6,887
                                              ----------     ---------
                                                 $64,901      $70,301
                                              ========================

                         BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 7.  Accrued Expenses

                    Accrued expenses consist of the following:

                                                    September 30,
                                                  1996         1995

    Professional fees                       $  255,000    $  509,000
    Commissions                                 88,000       139,000
    Interest expense                           274,000       255,000
    Sundry                                     110,238       140,676
                                            ----------    ----------
                                             $ 727,238    $1,043,676
                                            ==========    ==========


Note 8.  Medicare Judgment Payable

                    In November, 1995, the Court reduced a fine which was originally imposed on the Company in 1989 to $50,000, which was paid on May 10, 1996. The 1995 consolidated statement of operations reflect a credit of $229,524, representing the difference between the Court reduced settlement and the original fine, with interest thereon totaling $279,524.


Note 9.  Long-term Debt

                    Long-term debt consists of the following:

                                                    September 30,
                                                 1996          1995
Obligation from litigation settlement with
 the United States Attorney's office (a)    $   95,000       $190,000

Note payable (b)                                   -          130,982

Liability in connection with settlement
 of legal fees (c)                             224,792           -
Bridge Loan payable (d)                         35,100           -
Note payable - in connection with
 purchase of the feminine hygiene
 product lines (Note 5)                      2,000,000           -
                                            ----------      ---------
                                             2,354,892        320,982
Less: current maturities                       732,100        190,000
                                            ----------      ---------
                                            $1,622,792       $130,982
                                            ==========      =========

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

     (d) On May 13, 1996, the Company entered into a bridge loan agreement with a financial institution under which it borrowed $382,383. The loan agreement provides, among other things, for monthly principal repayments of amounts varying from $15,000 to $22,000. The loan matures on October 7, 1996. All accrued interest was to be paid in October, 1996 at a rate of 1% above the commercial prime lending rate. The loan is collateralized by all receivables and tangible assets of the Company. The Company is not in compliance with the payment terms of the agreement.

                           BIOPHARMACEUTICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

Note 9.  Long-term Debt (continued)

                    The following is a schedule of principal repayments of all long-term debt at September 30, 1996:

                          1997            $  732,100
                          1998               782,792
                          1999               840,000
                                          ----------
                                          $2,354,892
                                          ==========
Note 10. Convertible Debentures Payable

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

     Information regarding stock options as at and for the two years ended September 30, 1996 is summarized below:

                              1996                     1995
                       ------------------       -----------
                                   Option                    Option
                       Shares      Price        Shares       Price
Shares under option:
 Outstanding -
  beginning of year     653,500    $0.50        534,500      $1.25-$2.25
 Granted                   -          -         653,500         $0.50
 Terminated             (56,000)   $0.50       (534,500)     $1.25-$2.25
 Outstanding - end
  of year               597,500    $0.50        653,500         $0.50
 Exercisable - end
  of year               597,500    $0.50           -              -


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


Note 14. Commitments and Contingencies

     (a)The operations and offices of the Company are conducted from leased premises in Bellport, New York. The Company is negotiating for a new lease and is currently on a month to month basis.

     Total rent expense for the two years ended September 30, 1996 was approximately $158,000 and $156,000 for the year ended September 30, 1994.

     (b)The Company is involved in an administrative proceeding commenced by, and pending before a Regents Review Committee of the New York State Education Department. The proceeding was commenced to determine whether or not the Company's license to operate as a manufacturer in New York should be revoked or suspended, based upon the Company's 1993 guilty plea in Federal Court on a variety of charges related to ANDA filings with the Food and Drug Administration ("FDA") in 1988 and 1989 (Note 9(a)). A hearing before the Regents Review Committee is scheduled to take place in March, 1997. Company's legal counsel is of the opinion that there is ample basis for reaching a reasonable disposition of this matter without affecting the Company's manufacturing operations.

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

Note 16. Joint Venture Agreement

     In November, 1993, the Company acquired from Amswiss all of Amswiss' rights to certain pharmaceutical assets, including all agreements, licenses, applications, approvals, trademarks and trade names, for which the Company issued to Amswiss four million shares of its common stock and warrants to purchase an additional two million shares valued at $2.00 per share. The acquisition agreement provided, that of the shares and warrants issued to Amswiss, 800,000 common shares and warrants to purchase 400,000 common shares would be subject to forfeiture and cancellation in the event the Company is unable to obtain final FDA approval of certain New Drug Applications ("NDA's") on or before December 31, 1995. The Company re-evaluated its investment in the Amswiss assets as of September 30, 1995. Due to the Company's lack of working capital at the time, the cost of the NDA filing and new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the adjusted unamortized acquired Amswiss assets aggregating $5,526,587.

     In addition, as a result of the Company's non-filing of the NDA's, the Company recorded the forfeiture of the aforementioned 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in-capital aggregating $1,381,647. With respect to the shares and warrants issued to Amswiss that were not subject to forfeiture, the Company granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. As of September 30, 1995, Amswiss exercised their right to request a registration of one half of their available shares and warrants. At September 30, 1995, the Company also canceled a contingent non-negotiable, non-interest bearing $250,000 note, issued to Amswiss, which was due upon the FDA approval by December 31, 1995. See Note 14 for commencement of an action by Amswiss with regard to the aforementioned registration.

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

     The joint venture agreement provides, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license, previously acquired from Amswiss. Payment terms include 425,000 shares of restricted common stock of ABS and $150,000 in cash represented by a promissory note payable on or before October 31, 1996. Said note was paid in full on November 1, 1996. The balance of the payments are to occur in varying amounts of common shares and or cash coinciding with filings with the FDA and the approval of various investigational new drug applications. Additionally, a contribution to the joint venture of $1,000,000 is to be made by ABS as follows:
i) $400,000  by October 31,  1996,  ii)  $300,000 by February  28, 1997 and iii)
$300,000 by August 31, 1997. Of the first $400,000 contribution, only $150,000 has been made. The Company would share in the net profits from the sale of the approved drug on a 60/40 basis until it had recovered at least $2,000,000 and then share on the basis of 55/45 on subsequent profits.

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

Note 17. Gain (Loss) on Discontinued Operations

     In August, 1992, the Company obtained an exclusive license for the mass market manufacture and distribution of Treo. The Company had been engaged in litigation with its Treo licensor since 1994 over, among other things, the promotion and marketing of the product. As a result of a November 16, 1995 preliminary court order issued by the United States District Court, Eastern District of New York, the Company was enjoined from selling Treo during the 1996 selling season. As a result of the Court's decision, the Company discontinued the manufacturing of Treo and reclassified its results of operations as discontinued operations in the accompanying consolidated statement of operations for the year ended September 30, 1995.

                        BIOPHARMACEUTICS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 17. Gain (Loss) on Discontinued Operations (continued)

     In September 1996, pursuant to a Board of Directors resolution, the Company filed a Chapter 7 Bankruptcy petition in the United States District Court for the Eastern District of New York on December 13, 1996 for its subsidiary, Biopharm Lab, Inc., the distributor of Treo. As a result thereof, the Company wrote off the excess of liabilities over the subsidiaries assets, which is reflected as a gain on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1996.

     A summary  of the  operating  results  of  discontinued  operations  are as follows:
                                              September 30,
                                      1996         1995         1994

  Net Sales                         $   -     $ 1,030,500  $   608,449
  Gross profit                          -         598,421      297,301
  Net operating loss from
   discontinued operations              -        (429,936)  (1,245,924)


     The components of assets and liabilities of the discontinued operations included in the Consolidated Balance Sheets are as follows:
                                                September 30,
                                           1996               1995

  Cash                               $       107         $    69,574
  Accounts receivable (net)                 -                116,306
  Property, plant & equipment (net)         -                  3,006
  Intercompany payable                (2,720,889)         (2,622,191)
  Accounts payable                          -               (616,030)
  Accrued expenses                          -               (192,989)
  Customer credit balances payable          -               (196,320)
                                      -----------         -----------

                                     $(2,720,782)        $(3,438,644)
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

                        BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



Note 19. Business Segment Information (continued)

     Summarized financial information by business segment is as follows:

                                                      1996
Net sales:
 Pharmaceuticals                                  $ 2,020,000
 Feminine hygiene products                          1,705,000
                                                  -----------
                                                  $ 3,725,000
                                                  ===========
Operating gain (loss):
 Pharmaceuticals                                  $(1,452,000)
 Feminine hygiene products                            488,000
                                                  -----------
                                                  $ ( 964,000)
                                                  ===========

Total assets:
 Pharmaceuticals                                  $ 1,200,000
 Feminine hygiene products                          4,216,000
                                                  -----------
                                                  $ 5,416,000(1)
                                                  ===========
Depreciation and amortization:
 Pharmaceuticals                                  $   210,000
 Feminine hygiene products                             94,000
                                                  -----------
                                                  $   304,000
                                                  ===========
Capital expenditures:
 Pharmaceuticals                                  $    32,000
 Feminine hygiene products                               -
                                                  -----------
                                                  $    32,000
                                                  ===========
     (1) Total assets do not include assets relating to the Company's joint venture agreement (Note 16).

                           BIOPHARMACEUTICS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

Note 20: Fourth Quarter Adjustments

                    Year Ended September 30, 1996

     The net loss in the fourth quarter for the year ended September 30, 1996 was decreased by the following more significant adjustments:

                Gain on disposal of discontinued
                     operations                           $  (724,659)

                Income related to contribution of
                     licenses to joint venture               (400,750)
                                                          ------------
                                                          $(1,125,409)
                                                          ============
                    Year Ended September 30, 1995

     The net loss in the fourth quarter for the year ended September 30, 1995 was increased (decreased) by the following more significant adjustments:

                Loss on write-off of intangible
                  assets                                   $5,526,587
                Settlement of medicare judgement             (229,524)
                Loss on disposal of
                  discontinued operations                   1,191,607
                                                           ----------
                                                           $6,488,670
                                                           ==========
                    Year Ended September 30, 1994

     There were no significant adjustments that either increased or decreased the net loss in the fourth quarter of the year ended September 30, 1994.

                        BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


Note 21. Unaudited Quarterly Financial Data

     The following is a summary of unaudited quarterly operating results for the years ended September 30, 1996, 1995 and 1994 (in thousands of dollars except per share amounts).
                                 Year Ended September 30, 1996
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter(1)
Continuing operations:
  Revenues                  $ 457      $ 625      $1,166    $ 1,477
  Gross profit               (178)        12         290        460
  Net profit (loss)          (465)      (322)        (48)        36
  Loss per share             (.01)      (.01)         -          -

Discontinued operations:
  Net income (loss)         $  -       $(16)      $   50    $   740
  Income per share             -          -           -         .02


                                 Year Ended September 30, 1995
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter(1)
Continuing operations:
  Revenues                  $ 486       $ 525     $  191   $   331
  Gross profit               (140)       (126)      (242)     (262)
  Net loss                   (676)       (307)      (980)   (6,023)
  Loss per share             (.03)       (.01)      (.04)     (.23)

Discontinued operations:
  Net income (loss)         $  32       $ 363     $  480   $(2,497)
  Income (loss) per share      -          .02        .02      (.09)


                                 Year Ended September 30, 1994
                             First      Second     Third     Fourth
                            Quarter    Quarter    Quarter   Quarter
Continuing operations:
  Revenues                  $ 551      $ 488      $  519    $   499
  Gross profit               (103)      (139)       (102)      (142)
  Net loss                   (564)      (634)     (1,271)      (956)
  Loss per share             (.03)      (.03)       (.07)      (.05)

Discontinued operations:
  Net loss                  $(111)     $(180)     $ (541)   $  (414)
  Loss per share             (.01)      (.01)       (.03)      (.02)

(1)  See Note 20.

                           BIOPHARMACEUTICS, INC.

                               FORM 10-K

                                EXHIBIT

                  FOR THE YEAR ENDED SEPTEMBER 30, 1996

                             EXHIBIT 10.9A

                                  BIOPHARMACEUTICS, INC.

                          SCHEDULE VIII - VALUATION ACCOUNTS


                                     Balance at  Charged to  Charged      Other      Balance
                                     beginning    costs and  to other    charges      at end
       Description                   of period    expenses   accounts  add (deduct)   period
Allowance for doubtful accounts:

  Year ended September 30, 1996      $22,000       $18,697    $  -       $(15,697)   $25,000
                                     =======       =======    ======     ========    =======

  Year ended September 30, 1995      $27,000       $  -       $  -       $ (5,000)   $22,000
                                     =======       =======    ======     ========    =======

  Year ended September 30, 1994      $26,000       $ 1,418    $  -       $   (418)   $27,000
                                     =======       =======    ======     ========    =======


FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants                        Telephone: (516) 576-7040
255 Executive Drive, Suite 215
Plainview, NY 11803-1715                           Facsimile:  (516) 576-1232







                                                  EXHIBIT 24





                       CONSENT OF INDEPENDENT AUDITORS



     We hereby consent to the inclusion of our report on the 1996 consolidated financial statements and schedules of Biopharmaceutics, Inc. and subsidiaries included in the Annual Report on Form 10-K of Biopharmaceutics, Inc. for the year ended September 30, 1996.






                              /s/FARBER, BLICHT & EYERMAN,LLP


Plainview, New York
May 22, 1997