Form 10-Q
period 1997-06-30
BIOPHARMACEUTICS INC
filed 1997-08-15
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1997        Commission File Number 1-9370


                              BIOPHARMACEUTICS, INC


                  DELAWARE                              13-3186327
          (State of Incorporation)          (I.R.S. Employer Identification No.)


                   990 Station Road, Bellport, New York               11713
               (Address of Principal Executive Office)              (Zip Code)



        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997.


                    Class                     Outstanding

         Common Stock - $.001 Par Value        10,540,284


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required  to file  such  reports)  and  (2)  has  been  subject  to such  filing
requirements for the past ninety days. Yes   X     No
                                           -----      -----

                             BIOPHARMACEUTICS, INC.

                                     INDEX
                                     -----






PART I     Financial Information

 Item 1.   Financial Statements

           Consolidated Condensed Balance Sheet
           June 30, 1997 (Unaudited) and September 30, 1996 (Audited)

           Statements of Operations
           Three Months and Nine Months Ended June 30, 1997 and 1996 (Unaudited)

           Consolidated Statement of Shareholders' Equity for the Nine Months Ended June 30,, 1997 (Unaudited)

           Consolidated Condensed Statement of Cash Flows for the Nine Months Ended June 30, 1997 and 1996 (Unaudited)

           Notes to Condensed Financial Statements (Unaudited)

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II

 Item 1.   Legal Proceedings

 Item 6.   Reports on Form 8-K:

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                         June 30,          September 30,
                                                                            1997                1996
                                                                        (Unaudited)          (Audited)
                                                                        -----------         -----------
                                 ASSETS
   Current assets:
     Cash                                                               $  128,470          $    44,775
     Trade receivables, less allowance for
        doubtful accounts                                                1,392,432             587,457
     Note receivable                                                           0                150,000
     Inventories                                                           624,345              538,359
     Prepaid expenses and other assets                                     387,408              136,839
                                                                        ----------           ----------
                                  Total current assets                   2,532,654            1,457,430

   Property, plant and equipment, at cost,
      net of accumulated depreciation                                    1,077,775             333,653
   Investment in restricted securities                                     250,750              250,750
   Intangible assets, at cost, net of accumulated amortization          10,928,343           3,677,225
   Licensing costs, net of accumulated amortization                         47,201               64,901
   Sundry                                                                   62,864               32,729
                                                                       -----------          -----------
                                                                       $14,899,587           $5,816,688
                                                                       ===========           ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Accounts payable-trade                                          $ 2,016,404           $  938,577
       Accounts payable-other                                            4,900,000                   0
       Accrued expenses                                                    599,174              727,238
       Short term notes payable                                          1,500,000                   0
       Current maturities of long-term debt                              1,286,860             732,100
                                                                        ----------           ----------
                                  Total current liabilities             10,302,438            2,397,915

   Long-term debt                                                        1,897,023            1,622,792
   Convertible debentures payable                                        1,679,941            1,402,941

   Shareholders' equity:
       Common Stock - par value $.00l per share
         Authorized - 75,000,000 shares
          Issued - 10,540,284 shares, 10,217,770, 1996                      42,094               40,871
       Additional paid-in capital                                       30,062,565           29,771,461
       Deficit                                                         (27,578,587)         (27,915,406)
                                                                        ----------           ----------
                                                                         2,526,072            1,896,926
   Less Treasury Stock, at cost
                  (413,728 shares)                                        (944,612)            (944,612)
         Notes receivable from officers and employees                     (559,274)            (559,274)
                                                                        ----------           ----------
                                                                         1,022,186              393,040
                                                                        ----------           ----------
                                                                       $14,899,587           $5,816,688
                                                                       ===========           ==========

                       The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                   June 30,                            June 30,
                                                             1997             1996             1997              1996
                                                          ----------      ----------       ----------          ----------
Revenues:
  Net sales                                               $1,884,033     $1,165,917       $4,643,514          $2,247,854

                                                          ----------     ----------       ----------          ---------
Costs and expenses:
  Cost of sales                                            1,028,776        875,956        2,644,751           2,123,997
  Selling, general and
    administrative                                           461,692        282,247        1,025,654             834,846
  Amortization of intangibles                                 48,000         24,900          144,000              26,700

                                                           ---------      ---------        ---------           ----------
                                                           1,538,468      1,183,103        4,114,738           2,985,543
                                                           ---------      ---------        ---------          -----------
                                                             345,564       ( 17,186)         528,776           ( 737,689)
Other income (deductions):
  Other income                                                     0         62,500                 0              67,500
  Interest expense (including
    interest to officer)                                    ( 90,651)       (93,772)         (241,954)           (165,772)
                                                          ----------     ----------        ----------          ----------
                                                             (90,651)       (31,272)         (241,954)           (98,272)
                                                          -----------    -----------       -----------         -----------
Net income (loss) from
  continuing operations                                      254,913       ( 48,458)          286,822            (835,961)

Discontinued operations:
  Operating profit                                                 0         50,000                 0              34,292

                                                           ----------     ----------        ----------          ----------
Net income (loss)                                          $ 254,913      $   1,542         $ 286,822           $(801,669)
                                                          ==========     ==========         ==========         ==========

Income (loss) per Share
  Continuing operations                                        $0.02         $ 0.00             $0.03              $(0.10)
                                                               =====         ======             =====              =======

Primary income (loss) per share
  Continuing operation                                         $0.02         $ 0.00             $0.03              $(0.10)
  Discontinued operations                                       0.00           0.00              0.00                0.00
  Net income (loss)                                            $0.02         $ 0.00             $0.03              $(0.10)

Average shares outstanding                                10,540,284       9,801,998       10,540,284            8,118,183



                        The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1997



                                        Common  Stock    Additional
                                    Number of     Par      Paid-In                   Treasury     Notes Receivable
                                     Shares      Value     Capital       Deficit       Stock     Officers & Employees     Total
                                   ---------    -------  -----------  -------------  ---------   --------------------   --------
Balance, September 30, 1996        40,871,078   $40,871  $29,771,461   $(27,915,406) $(944,612)      $(559,274)         $393,040

Shares issued in exchange
  for convertible debentures        1,200,000     1,200      298,800            ---        ---             ---           300,000


Reverse 1 for 4 stock split
  Retirement of existing shares   (42,071,078)
  Issuance of new shares           10,517,770


Shares issued in payment of fees       22,514         23        42,304                                                    42,327

Net income for the nine months
  ended June 30, 1997                     ---       ---          ---        286,822           ---             ---        286,822
                                   ----------   -------  ----------    ------------  ---------       ---------          --------

Balance, June 30, 1997             10,540,284   $42,094  $30,112,565   $(27,628,584) $(944,612)      $(559,274)       $1,022,189
                                   ==========   =======  ===========   ============  =========       =========        ==========

The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                                                    1997                 1996
                                               ----------            ----------
Cash flows from operating activities:
Income (loss) from continuing operations        $  286,822          $  (835,961)
Profit (loss) from discontinued operations            ---                34,292
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization              114,227               182,700
Changes in certain assets and liabilities:
    Accounts receivable                          (804,975)             (385,927)
    Notes receivable                              150,000
    Inventories                                  (150,951)             (272,457)
    Other current assets                         (250,569)              (62,048)
    Other assets                                   12,435                (2,710)
    Accounts payable and accrued expenses       1,046,946)              625,718
    Customer credit balances                          ---               141,617
    Payment against settlement of litigation                            (65,000)
    Payment against Medicare settlement               ---               (50,000)
                                               ----------            ----------
Net cash provided by (used in)
    operating activities                          403,935             ( 689,776)
                                               ----------            ----------
Cash flows from investing activities:
Purchase of property plant and equipment         (744,122)              (89,978)
Trademarks and tradenames acquired             (7,251,118)           (3,682,325)
                                               ----------            ----------
Net cash provided by (used in)
    investing activities                       (7,995,240)           (3,772,303)
                                               ----------            ----------
Cash flows from financing activities:
Proceed of Company's Regulation S
    offering, net of related expenses             575,000             2,461,686
Short term debt incurred                        7,550,000             2,000,000
Repayments of long-term debt                    ( 450,000)                  ---
Net cash provided by (used in)
    financing activities                        7,675,000             4,461,686
                                               ----------            ----------
Net change in cash                                 83,695                 ( 393)
Cash at beginning of period                        44,775                86,664
                                               ----------            ----------
Cash at end of period                            $128,470              $ 86,271
                                               ==========            ==========


The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 JUNE 30, 1997



A.   Consolidated Condensed Financial Statements

     The Consolidated Condensed Balance Sheet as of June 30, 1997 and the Consolidated Condensed Statement of Operations for the period ended June 30, 1997 and 1996, and the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30,1997, and the Consolidated Statements of Cash Flows for the periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

     The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

     In June of 1997 the Company had a reverse 1 for 4 stock split, the 1996 earnings per share have been restated to reflect this split.

     The Consolidated Financial Statements include the results of the operations of Caribbean Medical Testing Center, Inc. ("CMT") from June 2, 1997, the formal acquistion date. The Company is required to make a final payment of $4.9 million on or before September 15, 1997. The Company has received Subscription Agreements through a private placement for an amount in excess of the $4.9 million required. If for some unforeseen reason the funds are not are not received and/or the final payment is not made, the transaction could be canceled by the selling party. In the unlikely event that were to occur, revenues and income or loss for the three months and nine months ended June 30, 1997, as well as all of the expense items entering into those calculations would be revised, and the revised Revenue and Income or Loss would be as follow:

                    Three Months                       Nine Months
                    Ended June 30,                     Ended June 30,
               1997             1996                1997            1996
               ----             ----                ----            ----

Revenues     $ 1,251,963    $ 1,165,917         $ 4,011,444     $ 2,247,857

Net Income (Loss)
from Continuing
Operations   $    13,827    $   (48,458)        $   197,039     $  (835,961)

Profit from Discontinued
Operations   $         0    $     50,000        $         0      $    34,292

Net Income
(Loss)       $  (63,274)    $      1,542        $    (31,365)    $  (801,669)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

     The Company has financed its operating requirements for the last three years primarily by the issuance of common shares; $4,433,790 in 1994, $2,054,722 in 1995, and $2,547,658 in 1996. As of June 30, 1997, the Company had cash of approximately $128,470.

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

* REGISTERED TRADEMARK


     The Company also anticipates that the approval of additional products by the FDA in fiscal year 1997, which will increase the number of products offered to its pharmaceutical customers and the addition of three new customers, should increase sales and provide a basis for profitability in fiscal 1997.

    The Company believes that the foregoing, along with the additional capital raised through June 1997 will be adequate to meet its current objectives. Sinking fund requirements in the convertible debentures in 1996 were waived by the holder and eliminated in the conversion of the debentures to a new series on December 15, 1996.

     Subject to closing the Company has an agreement to acquire Caribbean Medical Testing Center, Inc. ("CMT") in Puerto Rico wich will be effective as of June 2, 1997. Ths Consolidated Financial Statements include the results of CMT for the month of June 1997, althouugh the final payment required by the contract may not be made until September 15, 1997, the last day provided for such payment in the contract.

     RESULTS OF  OPERATIONS
     ----------------------

     Revenues for the third quarter ended June 30, 1997 were $1,884,033 representing an increase of 61.8% over the $1,165,917 in the comparable 1996 quarter. Revenues for the prior quarter ended March 31, 1997 totaled $1,500,983. For the nine months ended June 30, 1997, sales totaled $4,643,514 versus
$2,247,854 in the nine month period ended June 30, 1996. Sales of Feminine Hygine products for the quarter increased to $760,384 from $746,648 in the previous year, a 1.8% increase over the comparable quarter. Sales of Feminine Hygieneducts for the first nine months totaled $2,455,936 versus $837,105 for the comparable nine months. Sales of pharmaceutical products increased 17.2% for the quarter to $491,577 to the $419,269 shipped in 1996. For the nine months ended June 30, 1997 pahrmaceutical sales totaled $1,555,509 compared to $1,410,748 shipped in 1996. Revenues from CMT, acquired in June of 1997, contributed $632,070 to the Company's quarterly revenues.

     Gross margin for the quarter was 45% compared to 25% in the comparable 1996 quarter. Gross margin for the prior quarter totaled 33%. For the nine months ended June 30, 1997 and 1996, gross margin was 39% and 5.5% respectively.

     Selling, general and administrative expenses increased to $509,692 from $282,247 in the fiscal 1996 quarter due primarily to selling expenses for the feminine hygiene product line which was only acquired in the comparable quarter. For the nine months selling, general and administrative expenses increased to $1,282,560 vs. $834,846 in the comparable nine months for similar reasons. Amortization of intangibles primarily represents trademarks and tradenames for the feminine hygiene line which was acquired in March 1996.

     Interest expense of $90,651 for the quarter includes the financing of the feminine hygiene acquisition and interest expense of the convertible debentures. Interest expense for the comparable quarter represented only debenture obligations. For the nine months ended June 30, 1997, interest expense of $241,954 included the financing of the acquisition, interest on the convertible debentures and adjustment for prior interest accrued which was no longer payable.



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

 Item 3.   Default upon Senior Securities-Not applicable

 Item 4.   Submission of materials to a vote of security holders-Not applicable

 Item 5.   Other information-Not applicable.

 Item 6.   Exhibits and Reports on Form 8-K:

           Exhibits - None

           Reports on Form 8-K:

               Statement of Gross revenues and related costs related to the acquistion of the feminine hygine line filed April 30, 1997

               Letter of intent to acquire  Caribbean  Medical  Testing  Center
               Inc.    filed June 5, 1997

               Resignation of William Kugler   filed August 1, 1997

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






                                 /s/ Edward Fine
                             ---------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                              /s/ Vincent H. Pontillo
                              -------------------------
                                  Vincent H. Pontillo
                                     Controller




Dated: August 15, 1997