Form 10-K
period 1997-09-30
BIOPHARMACEUTICS INC
filed 1998-01-02
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997
                         Commission file number: 0-17750


                             Biopharmaceutics, Inc.
                -------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Delaware                       13-3186327
         (State of Corporation)       (I.R.S. Employer I.D. Number)

                  990 Station Road, Bellport, NY                11713
              (Address of Principal Executive Offices)        (Zip Code)

       Registrant's Telephone Number, Including Area Code: (516) 286-5800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class         Name of Each Exchange on Which Registered
 Common Stock, $0.001 Par Value            OTC Bulletin Board


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

     The aggregate market value of the voting stock owned by non-affiliates of the Registrant on November 30, 1997 was $26,852,770. On such date, the mean price at which the stock was sold was $2.00 per share.

     The number of shares of Common Stock, $.001 Par Value, outstanding as of November 30, 1997 was 16,816,732, exclusive of outstanding, unexercised options.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K
                 (Filed for Fiscal Year Ended September 30, 1997

                                TABLE OF CONTENTS
                                                                     Page No.
Part I.

     Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .. . . 3
     Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . .. . 11
     Item 3.  Legal  Proceedings.  . . . . . . . . . . . . . . . . . . . 11
     Item 4.  Submission of Matters to a Vote of Security Holders. . . . 12

Part II.

     Item 5.  Market for Registrant's Common
                Stock and Related Shareholder
                Matters. . . . .  . . . . . . . . . . . . . . . . . . .   12
     Item 6.  Selected Financial Data. . . . . . .  . . . . . . . . . .   13
     Item 7.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations. . . . . . . . . . . . . . . . . . . . . . .   14
     Item 8.  Financial Statements and Supplementary Data 17
     Item 9   Disagreements on Accounting and Financial
                Disclosure.. . . . . . . . . . . . . . .  . . . . . . .   17

Part III.

     Item 10. Directors and Executive Officer  . . . . . . . .. . . . .   17
     Item 11. Executive Compensation. . . . . . . . . . . . . . . . . .   18
     Item 12  Security Ownership of Certain Beneficial
                Owners and Management. . . . . . . .. . . . . . . . . .   21
     Item 13. Certain Relationships and Transactions . .  . . . . . . .   22

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

           Business Operations
           -------------------

     The Company's business operations, in fiscal year 1997, were principally conducted through three wholly owned subsidiaries: Biopharmaceutics, Inc. ("Biopharm"), a New York corporation, engaged in the manufacturing of pharmaceutical products, Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from London International U.S. Holdings, Inc. ("LIUSH"), and Caribbean Medical Testing Center, Inc. (CMT), a company engaged in Multi-phase and Reference testing in Puerto Rico, acquired in June 1997 from the founder of that company, a non-affiliated person.

     In addition, the Company holds the license rights to Mitalactol ("DBD"), a pharmaceutical, solid dosage which holds "Orphan Drug Status" for both the treatment of cervical cancer and brain cancer and "ADT" the Company's licensed, patented process for the diagnosis of Alzheimer's Disease. On September 25, 1996, the Company entered into a Joint Venture with Advanced Biological Systems, Inc. (now ABS Group, Inc.) ("ABS") to finance the final development and completion of the regulatory process for Mitalactol. Under terms of the agreement, ABS will provide $1,000,000 to the Joint Venture to cover all such costs (See Joint Venture).

          Pharmaceutical Operations
          -------------------------


          Background
          ----------

     Sales of prescription generic drugs and private label over the counter ("OTC") drugs ("Non-Branded") have increased significantly in the past fifteen years, due in part to greater awareness and acceptance of non-branded drugs by physicians, pharmacists and consumers. Most, but not all, prescription drugs and several OTC drugs require FDA approval of Abbreviated New Drug Applications ("ANDA"s) before those drugs can be marketed. In order to obtain approval of an ANDA, an applicant must, among other things, develop a formulation for a product, manufacture the product, conduct stability tests on the product and, when required, provide an independent clinical test proving that the product that is the subject of the ANDA is the bio-equivalent of the brand name product that the subject product is designed to duplicate. Substantial funds are required to develop a line of prescription generic drugs because of the requisite FDA approval process. Until April 1990, Biopharm's strategy involved developing, and filing for approval, for prescription pharmaceuticals requiring FDA approval of ANDAs. This approach required significant expenditures for research and development, including personnel and materials. Through April 1990, this approach had not produced any significant tangible results. Therefore, in May 1990, Biopharm eliminated its research and development personnel and significantly reduced its expenditures for materials related to research and development.

          Current Operations
          ------------------

     Biopharm maintains manufacturing facilities and offices at the Company's headquarters in Bellport, New York. Biopharm markets its products primarily to a major generic drug distributor, supermarkets, branded OTC distributors and other drug manufacturers. Non-brand drug products must meet the same government standards as brand name drugs, but are sold at prices substantially below those of brand name drugs. Since January 13, 1992, Biopharm had been operating as a repacker, purchasing finished dosages (tablets, caplets or capsules) in bulk from other manufacturers, and packaging them in consumer selling sizes for distribution to its customers. Biopharm had lost a significant portion of its customer base as a result of its temporary closure at the end of 1991. Thereafter, the Company began actively pursuing new customers. Through December 31, 1996, the Company had been successful in acquiring business from three major customers: Columbia Labs, Zenith/Goldline Pharmaceuticals and Kaiser Foundation Hospitals.

     The Company is producing a branded consumer product for Columbia under a trademark, owned by Columbia Labs, Legatrin PM(R). Zenith/Goldline has given the Company orders to produce one of their high volume supplements to be shipped in bulk. The Company continues to seek business where the products can generate significant volume at reasonable profit margins.

          Marketing and Customers -- Order Backlog
          ----------------------------------------

     A key element of Biopharm's marketing strategy is the maintenance of sufficient inventory to fill customer orders within a three to four week period. The success of this strategy is heavily dependent on Biopharm's ability to predict market demand. Biopharm currently sells its products to approximately twenty-three customers, using both private (customer) labels, customer branded product labels or bulk containers .

     Biopharm believes that, prior to its temporary cessation of operations, its fast delivery of customer orders had significantly contributed to the growth of its customer base and the growth in the number of products each customer was purchasing from it. Biopharm intends to continue this aggressive approach to quick, on-time deliveries. Sales efforts stress this point as the predominant benefit of doing business with Biopharm.

     Biopharm's products are sold on terms ranging from Net 30 to 2% 15- Net 61. These products are not returnable except if damaged in shipment. During fiscal 1995, 1996 and 1997, credits were issued for less than $25,000 per year(less than 1% of sales) for damaged goods.

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

          Feminine Hygiene Products
          -------------------------

     In March 1996, the Company through QHP, its wholly owned subsidiary, acquired the Feminine Hygiene brands of London International U.S. Holdings, Inc. ("LIUSH"). The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R). LIUSH is one the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

     Sales of these brands are being made to food and drug chains, drug wholesalers, distributors, clinics, foreign government agencies and the U.S. military. The Company's sales are conducted by nine independent sales rep organizations. Each of these rep organizations already calls on the key accounts who have carried the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that which was made by LIUSH, expanding the customer base and by receiving greater support from the Company in promoting the products.

     At one time, sales of these brands ran at a substantially higher level than they are currently. The brands are sold as value priced brands, but not all customers are carrying all items. In addition, no sales are currently being made to mass merchandisers such as Wal-Mart, K-Mart, Target, Venture or Ames. The Company's reps have a strong presence with these mass merchandisers and they will be making a concerted sales effort to introduce QHP's products to these accounts.

          Medical Testing
          ---------------

     In June of 1997, the Company acquired all the outstanding shares of Caribbean Medical Testing Center, Inc. (CMT) in Puerto Rico. CMT, based in San Juan, is Puerto Rico's largest Multi-phase and Reference Testing facility providing Blood and Urine tests, X-rays, physicals, pre employment testing and occupational therapy. In conjunction with the fixed facility, CMT maintains a fleet of eight mobile testing units giving it the ability to service clients in all areas of Puerto Rico. Revenues for CMT have increased significantly since May of 1997 with the signing of a contract with United Healthcare to provide services to its 203,000 members in conjunction with the Puerto Rico Health Financing Administration. Revenues are expected to increase as CMT completes negotiations with other health care insurers.

          Biotechnology
          -------------

     The  Company  and  Amswiss  Scientific,   Inc.   ("Amswiss"),   a  Canadian
Corporation, publicly traded on the Alberta Stock Exchange, entered into an agreement dated December 30, 1992, under which the Company would acquire the rights to certain drugs presently under license to Amswiss in consideration of one million shares of the Company's common stock, plus warrants to purchase an additional five hundred thousand shares at $8 per share, (as adjusted for the 1 for 4 reverse stock split in June 1997). This transaction was approved by the shareholders at the Company's Annual Meeting on September 29, 1993 and on November 18, 1993, the transaction with Amswiss closed and title to the assets passed to the Company. On that date, the closing price of the Company's common stock was $7.75 (as adjusted).

     The Company acquired three principal assets from Amswiss; (1) the license rights to DBD, (2) certain patent rights, including the U.S.A. patent, to a peptide, Nitroso-N-beta Chloroethyl Carbamoyl ("NNB") and (3) agreements with the Central Research Institute for Chemistry of the Hungarian Academy of Sciences ("CRIC"), and, a group of scientists associated with, and, Semmelweiss Medical University, Budapest, Hungary (the "Group") for the development of two anti-sense oligonucleotides which have displayed anti-tumor and anti-metastatic activity. The anti-sense oligonucleotide agreement and NNB have been assigned by the Company to Anti-Sense Technologies, Ltd(a wholly owned subsidiary of the Company). In addition, on November 1, 1993, Anti-Sense signed a second agreement with CRIC for the exclusive rights to acquire a 50% interest in CRIC's anti-HIV, anti-sense oligonucleotide, KKKI-538.

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

     As of September 30, 1995, the Company had re-evaluated its investment in the assets acquired from Amswiss. Due to the Company's lack of working capital, the cost of the NDA filing, and recent developments in cancer research, along with new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the intangibles with a charge to its consolidated statement of operations aggregating $5,526,587. At September 30, 1995, the Company decided not to proceed with the filing of the NDA's and in addition, as a result of this decision, the Company recorded the forfeiture of 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in capital aggregating $1,381,647. Company management had decided it would be more beneficial for the Company to invest any funds raised or any funds available into the acquisition and development of the Feminine Hygiene Products. In September 1996, the Company entered into a Joint Venture Agreement with ABS Group, Inc. for DBD (See "Joint Venture").

          Joint Venture
          -------------

     On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (a Utah Corporation) to finance the final development of DBD (also know as Mitalactol). Under terms of the agreement, Advanced (now known as ABS Group, Inc.) and Biopharmaceutics formed a limited liability company (LLC) which shall have as its primary business, the further development, regulatory processing and commercial exploitation of DBD. The agreement provides that ABS will provide $1,000,000 as a contribution to capital of the LLC to be utilized for the purposes stated. As additional consideration, ABS shall pay to the Company: 425,000 shares of common stock of ABS and $150,000 by October 31, 1996; $350,000 in common stock of ABS on the day preceding the filing of the treatment IND with the Food and Drug Administration (FDA) and $150,000 in cash; $500,000 in common stock of ABS upon approval of the IND or $250,000 in cash; if ABS elects to pay cash on the approval of the IND, payment of $500,000 in common stock of ABS upon filing the New Drug Application (NDA), if ABS elects to pay $500,000 in common stock on approval of the IND then ABS shall pay $250,000 in cash on filing the NDA; finally payment of $500,000 in common stock of ABS upon approval of the NDA. Profits shall be shared 60% to the Company and 40% to ABS until the Company recovers $2,000,000 in proceeds, thereafter 55% to the Company and 45% to ABS. The Company will manage the day to day operations of the LLC.

          Discontinued Operations
          -----------------------

     The Company had been engaged in litigation with its Treo licensor since 1994. On December 20, 1995, the United States District Court, Eastern District of New York granted the Licensor's counterclaim and dismissed all claims by Biopharm against both the Licensor and Avon. The Company's license was thereby terminated. As a result of the court' decision, the Company recorded a loss from discontinued operations for the year ended September 30, 1995, aggregating $1,621,543 and discontinued its Treo business. On December 13, 1996, the Company's subsidiary Biopharm Lab, Inc. filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Act.


          Employees
          ---------

     As of September 30, 1997, the Company had 131 employees.

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

     CMT is the largest multi-phase and reference testing lab in Puerto Rico. It holds a license to operate thoughout the entire island and there are no competitors holding similar licenses. The Company's reference lab operations compete with approximately 600 other laboratories, but based on information available to management none of the competition have as broad a license as CMT, nor can they perform the breadth of testing that CMT can perform, due to the high level of sophisticated equipment installed at CMT.

          Recent Developments-Financing
          -----------------------------

     In February 1996, the Board authorized the president to enter into two Regulation S agreements for the placement of shares to generate capital of $2,200,000 to effect the acquisition of the Feminine Hygiene product line. The Company issued 10,572,257 shares to complete the transaction and received approximately $2,363,000.

     In March of 1997 the Board of Directors authorized an offering of convertible debentures with interest at 10% per annum payable in cash or common stock at the Company's option . The debentures can be converted at the holder's option at any time after the 181st day of the date of issuance into the Company's common stock in its entirety or in multiples of $1,000, at a conversion price equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion rights. The Company received $575,000. as of June 1997 from these debentures.

     In June 1997 the Board of Directors authorized the execution of a $1,500,000 13 month Promissory Note bearing interest at the rate of 10% per annum, in connection with the acquisition of CMT.

     In September 1997 the Board of Directors authorized the issuance of additional common stock under Regulation S and the execution of a $4,900,000 28 month Promissory Note bearing interest at the rate of 9% per annum, to effect the acquisition of CMT. The Company also received approximately $1,375,000 resulting from the sale of 3,100,000 shares of common stock in connection with suck transaction.

ITEM 2.   PROPERTIES
          ----------

     The Company presently leases a 30,000 square foot facility in Bellport, New York, which contains the Company's headquarters, warehousing and manufacturing facilities. The lease is on a month to month basis. The current space is adequate to meet the Company's requirements for the foreseeable future. The Company owns two buildings totaling about 8,000 square feet in a commercial area in San Juan which houses CMT's operations. Management has determined that the space will not meet the Company's long-term expansion requirements, therefore, the Company is in the process of moving its laboratory to a larger facility on the same street and is attempting to sell the building currently housing the laboratory.




ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On November 14, 1997 the Company settled an administrative proceeding pending before a Regents Review Committee of the New York State Education Department. The State Education Department accepted the settlement by an order dated November 14, 1997 and a payment of $10,000. was made in December 1997. The proceeding had been commenced to determine whether or not the Company's license to operate as a pharmaceutical manufacturer in New York should be revoked or suspended, based upon the Company's 1993 guilty plea in Federal Court on a variety of charges related to ANDA filings with the Food and Drug Administration ("FDA") in 1988 and 1989 (See Note 13(b)of Notes to Consolidated Financial Statements). The Company's License remains in effect.

     Amswiss Scientific, Inc. -- Amswiss Scientific, Inc. ("Amswiss") commenced an action against the Company in the U.S. District Court for the southern district of New York on December 16, 1996. On September 9, 1997 the Company reached a settlement with Amswiss in the form of cash and stock totaling $436,300. Payment was made by the issuance of 115,000 shares of common stock and $250,000 cash on November 15, 1997. In addition the Company issued two warrants to purchase 200,000 shares of common stock at $4.00 and $4.50 per share, these warrants expire in November 1998 and November 1999, respectively and replace the previously existing warrants (See Note 15 of Notes to Consolidated Financial Statements).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS
          ----------------------------------

                                 Not Applicable


                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS
          ---------------------------------------------

     The Company's Common Stock is traded principally on the OTC Bulletin Board under the symbol "BOPM."

     Prior to December 1, 1986, the Company's Common Stock was listed on the National Association of Securities Dealers, Inc. automated quotation system under the symbol "PATS." On December 19, 1986, the Company's Common Stock was listed on The American Stock Exchange (AMEX) under the symbol ("IGN.") On May 24, 1988, trading commenced on the AMEX under the symbol BPH, reflecting the most recent name change from Integrated Generics, Inc. to Biopharmaceutics, Inc. On July 13, 1995 the AMEX delisted the trading of the Company's Common Stock. On July 14, 1995, the Company was listed on the OTC Bulletin Board under the symbol "BIOP." On May 2, 1996, the Company's symbol was changed by to BOPH. In June 1997 the Company had a 1 for 4 reverse stock split and the symbol was changed to BOPM.

     As of November 30, 1997, there were approximately 950 holders of record of Common Stock and approximately 7,000 holders in street name. On that date, the Company's Common Stock closed at $2.00 per share on the OTC Bulletin Board.

     The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that dividends will not be paid to shareholders.

     The trading range for the stock for each quarterly period from October l, 1994 to September 30, 1997 was as follows: The trading ranges for Fiscal years 1995, 1996 and the first half of Fiscal 1997 have be restated to reflect the 1 for 4 reverse stock split of June 1997.

                                                    High           Low
                                                    ----           ---

          Oct. 1 - Dec. 31, 1994                   $5.00          $2.25
          Jan. 1 - Mar. 31, 1995                   $5.00          $1.50
          Apr. 1 - June 30, 1995                   $3.50          $1.75
          July 1 - Sept. 30, 1995                  $2.62          $1.25


          Oct. 1 - Dec. 31, 1995                   $2.40          $1.00
          Jan. 1 - Mar. 31, 1996                   $2.12          $0.84
          Apr. 1 - June 30, 1996                   $1.72          $1.12
          July 1 - Sept. 30, 1996                  $1.28          $1.00


          Oct. 1 - Dec. 31, 1996                   $2.20          $0.96
          Jan. 1 - Mar. 31, 1997                   $2.80          $1.84
          Apr. 1 - June 30, 1997                   $2.50          $1.56
          July 1 - Sept. 30, 1997                  $2.50          $1.68


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

        (Amounts in Thousands Except Per Share Data)

                                                              Years Ended September 30,
                                                              -------------------------

                                           1997           1996           1995         1994         1993
                                           ------------------------------------------------------------

Selected Operating Data

Continuing Operations:
  Revenues                               $ 8,123        $ 3,725        $ 1,533     $ 2,057       $ 1,989
  Net Profit                                  45           (799)        (7,986)     (3,425)       (2,292)
  Net Profit Per Share                       .00           (.02)          (.35)                     (.22)
                                                                                      (.18)

Discontinued Operations:
  Net Income (Loss)                      $   .00        $   774        $(1,622)    $(1,246)      $ (788)
  Net Income (Loss) Per Share                               .02           (.07)       (.07)        (.08)

Selected Balance Sheet Data
  Total Assets                           $16,331        $ 5,817        $ 1,421     $10,552       $ 2,222
  Total Liabilities                       11,977          5,424          3,639       3,985         3,369
  Long-Term Debt                           4.581          3,026          1,131       1,525         1,150

Shareholders' Equity (Deficiency
  in Assets)                               4,353            393         (2,218)      6,567        (1,147)
Dividends Declared                          None           None           None        None          None


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          LIQUIDITY AND CAPITAL RESOURCES
          ---------------------------------------------

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long term debt, convertible debentures or notes, and the sales of common shares, $2,185,704 in 1995, $6,816,833 in 1996; and $6,842,715 in 1997. As of September 30, 1997, the
Company had cash of approximately $500,000.

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

     Sales of these brands are being made to food and drug chains, drug wholesalers, distributors, clinics, foreign government agencies and the U.S. military. The Company is using nine independent manufacturers rep organizations to sell the Feminine Hygiene products. Each of these rep organizations already calls on the key accounts carrying the lines. The Company expects its reps to expand sales of the lines by making a more concerted effort than that made by LIUSH, expanding the customer base and by receiving greater support from the Company in promoting the products.

     The Company believes that the foregoing, along with the additional capital raised through September 1997 will be adequate to meet its current objectives. Sinking fund requirements for the convertible debentures in 1996 were waived by the holder and eliminated in the conversion of the debentures to a new series of convertible debentures on December 15, 1996. The new series of debentures in the principal amount of $1,102,941 were converted to common stock on September 30, 1997.

          RESULTS OF OPERATIONS
          ---------------------

          1997 compared to 1996
          ---------------------

     Sales and Revenues for the fiscal year ended September 30, 1997 totaled $8,123,274 an increase of 118% from sales of $3,725,221 in 1996. Although the Pharmaceutical line showed an increase over the previous fiscal year, the primary increase is attributed to, first increases in the Feminine Hygiene line and, second to the acquisition of CMT. Revenues from CMT totaled $2,477,871 for the four month period from June to September 1997. Sales for the feminine hygiene product line acquired in March 1996 increased by $1,823,778 over sales for fiscal 1996. Sales for the Pharmaceutical products increased by approximately 6% over the prior fiscal year. The Company operated at a 43% gross profit in fiscal 1997 due to the contributions of the new acquisition and a shift in the feminine hygiene products to a more profitable product mix. This compares to a gross profit of 16% in fiscal 1996. Selling, General and Administrative expenses increased by $654,941 to $2,088,977 in fiscal 1997 as compared to $1,434,036 in fiscal 1996. The increase is directly related to increases in freight, commissions and other expenses associated with the increased sales volume and the acquisition of CMT in June 1997.

     Amortization of intangibles of $384,338 represents the amortization of Goodwill in the amount of $192,338 incurred with the acquisition of CMT and $192,000 of amortization of Tradenames and Trademarks. This compares to the $99,600 of amortization of Tradenames and Trademarks in 1996. Other expenses in fiscal 1997 include the settlement of the Amswiss lawsuit in September 1997 in the amount of $436,300, consisting of $250,000 in cash and the balance of $186,300 by the issuance of 115,000 shares of common stock. Interest expense for the year ended September 30, 1997 included $114,212 of interest incurred in the acquisition of CMT and $152,232 of interest on the note payable on the feminine hygiene product line.


          1996 compared to 1995
          ---------------------

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

     The Company incurred $14,426 in research and development expenses in 1996 compared to $62,311 in 1995. Amortization of intangibles of $99,600 represents tradenames and trademark amortization from assets acquired in the feminine hygiene acquisition in March 1996 and amortization of licenses. It compares to the amortization of the Amswiss assets of $545,377 which were written off in September 1995 and other license amortization of $30,887. Other income for 1996 includes income related to the contribution of licenses and rights to the joint venture of $400,750 and a gain on the disposition of equipment of $62,500. Interest expense of $298,821 for the year ended September 30, 1996 includes $100,688 to finance the $2,000,000 in notes payable financing the feminine hygiene acquisition. The gain on disposal of discontinued operations represents the recovery of liabilities remaining on filing Chapter 7 bankruptcy proceedings for Biopharm Lab, Inc. (Treo) which was written off to discontinued operations in 1995.

          1995 compared to 1994
          ---------------------

     Sales for 1995 totaled $1,532,649, a decrease of 26% from sales of $2,057,383 in 1994. The decrease occurred primarily from one customer, who had accounted for 54% of sales in 1994 and who decided to phase down its purchases over fiscal 1995 to represent only 23% of current year shipments. The Company has replaced this customer with three significant new customers who should more than offset the level lost. The Company operated at a negative gross profit of 50% for 1995 compared to a negative gross profit of 23% in 1994 due to lower sales volume. The negative margins were attributable to sales levels not being sufficiently high to absorb fixed overheads in manufacturing. General and administrative and selling expenses decreased to $1,031,354 from $1,575,870 in 1994 due primarily to legal expenses of approximately $440,000 incurred on a lawsuit instituted by Primavera/Avon and were charged to discontinued operations. Legal expenses in 1994 of $461,000 included approximately $80,000 of Primavera/Avon expense. The majority of other expenses were generally in line with 1994.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     See Financial Statements and Schedules, at page F-1, which immediately follows page 25.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE
          -----------------------------------------

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

     The following list sets forth information as of November 30, 1997, as to all directors and executive officers of the Company during its fiscal year ended September 30, 1997.

     EDWARD FINE, age 55, has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1987. From 1979 until 1985, Mr. Fine was President and a director of Newtron Pharmaceuticals, Inc., a company engaged in the manufacturing and sale of generic prescription and over-the-counter pharmaceutical products. Mr. Fine has been President and a director of Biopharm since 1986. From October 1986 through September 1987, Mr. Fine was an officer and a director of the Company. Effective October 1, 1987, Mr. Fine became President and Chief Executive Officer of the Company. From 1982 until 1988, Mr. Fine was a member of the Board of Directors of the National Association of Pharmaceutical Manufacturers.

     INGRID FINE, age 56, was President of Biopharm from September 1985 until September 1986. Since October 1986, Ms. Fine has been Vice President of Purchasing for Biopharm. Ingrid Fine is the spouse of Edward Fine, the Company's President.

     WILLIAM C. KUGLER, age 58, was Vice-President-Finance of the Company since he began January 18, 1993. From 1983 to 1992 Mr. Kugler was Vice President-Finance of Telebyte Technology Inc. Mr. Kugler resigned as Vice President-Finance June 15, 1997

     VINCENT H. PONTILLO, age 48, has been Controller since May 12, 1997. Mr. Pontillo has been active in the pharmaceutical business as an accounting executive since 1985, with Controller positions at Twin Labs, Inc., Evergood Products and Admiral Plastics Corporation.

     RUSSELL CLEVELAND, age 57, is a director of the Company. Mr. Cleveland is the principal founder of Renaissance Capital Partners, Ltd, Mr. Cleveland serves as a director of Global Environment, Inc., Movie Group, Inc., Sunrise Media Inc. and Biodynamics International, Inc. which companies are portfolio investments of Renaissance Capital Partners Ltd. Mr. Cleveland is a graduate of the Warton School of Business.

     JONATHAN ROSEN, age 35, is a director of the Company. Mr. Rosen is President of APC Capital, an investment banking firm with offices in Los Angeles and Great Britain and has been an adviser to Biopharmaceutics since 1992. Mr. Rosen is also Chief Executive of Capital Industries LLC, a pharmaceutical supply company and a director and officer of Capitol Pharmacies, Inc., a Capitol Industries subsidiary.

     BARRY WEISBERG, age 52 is a director of the Company. Mr. Weisberg is a former Director and President of Lannett Company, Inc., a generic pharmaceutical manufacture, Divisional Vice President of Moore Medical Corporation, Inc. a national drug distributor and wholesaler and Vice President of Sales of NMC Laboratories, Inc., a generic pharmaceutical manufacturer.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers who were serving as executive officers during and at the end of the last completed fiscal year ended September 30, 1997 for services rendered in all capacities to the company and its subsidiaries for each of the Company's last three fiscal years.

                                        Summary Compensation Table
                                        --------------------------

                                                                              Long Term           All Other
                                            Annual Compensation              Compensation        Compensation**
                                            -------------------              ------------        --------------
                                                                               Awards*
                                                                               -------

                                                                              Securities
                                                                              Underlying
Name and Principal Position           Year        Salary        Bonus          Options
---------------------------           ----       --------      ------         ----------
Edward Fine                           1997       $130,000      18,000           None                $12,000
  Chairman of the Board               1996        130,000       None            None                 12,000
  and CEO, President                  1995        130,000       None            None                 12,000

William C. Kugler (2)                 1997       $ 55,192       None            None
  Vice President                      1996         70,000       None            None
                                      1995         70,019       None            None

Vincent H. Pontillo(2)                1997       $ 25,000       1,200           None
Controller

Ingrid Fine (2)                       1997       $ 65,000       1,500           None
  Vice President                      1996         65,000       None            None                  3,600
                                      1995         65,000       None            None                  7,900

Executive Officers of                 1997       $275,192      20,700
Company as a Group                    1996        302,700       None
                                      1995        302,700       None



  *   The Company has never granted stock appreciation rights
 **   Represents aggregate annual cost of automobiles provided and maintained
        Edward Fine and Ingrid Fine during fiscal years

     (1) The Company has entered into an Employment Agreement with Edward Fine, its President and Chief Executive Officer, for a period of five years, commencing October 1, 1993. Pursuant to the terms of the Employment Agreement, Mr. Fine received an annual salary of $130,000, plus a bonus based upon the profitability of the Company of 5% of the Company's annual pre-tax profit, to a maximum bonus of $1.5 million per year. In addition, the contract provides for a payment of $1,000 per month for automobile expenses and costs and participation in any additional fringe benefit plans in effect with respect to executives of the Company. The Company does not have employment agreements with any other executive officers.

     (2) The Company provided and maintained an automobile for use by Ingrid Fine in connection with Company business during fiscal 1996. The aggregate annual cost to the Company for this automobile was approximately $3,600. To the extent that this automobile was used for other than Company business, the costs may be considered compensation to the above-named individual. No value for personal use of automobile by such individual has been included in the compensation table set forth above. In addition, the Company provided Messrs. Fine, Pontillo and Kugler, and Ingrid Fine, with medical and hospitalization coverage during fiscal 1996 and Mr. Fine with disability coverage, under plans that were not available to all employees of the Company. The aggregate annual cost to the Company for such coverage was approximately $25,000, and such cost may be considered compensation to the above-named individuals. No value for such coverage has been included in the compensation table set forth above. Mr. Kugler resigned as Vice President - Finance as of June 15, 1997.

               Aggregate Options Exercises in Last Fiscal Year and
                          Fiscal Year End Option Values
               ---------------------------------------------------

     The following table sets forth information with respect to each exercise of stock options during the fiscal year ended September 30, 1997 by the Named Executive Officers, the option values on the dates of exercise, the number of shares covered by both exercisable and unexercisable options as of fiscal year end, and the year end values of such option.


                                                         Number of Securities
                                                        Underlying Unexercised        Value of Unexercised in -
                                                        Options at Fiscal Year          the - Money Options at
                                                              End (#)(1)                Fiscal Year End (1)($)

                        Shares
                      Acquired on        Value
       Name            Exercise       Realized(1)    Exercisable   Unexercisable    Exercisable    Unexercisable
                          (#)             ($)
Edward Fine                0               0           587,500            0             None            None
Ingrid Fine                0               0           33,750             0             None            None
William C. Kugler          0               0            8,750             0             None            None
Jennie Porcaro             0               0            25,000            0             None            None
Vincent Pontillo           0               0           12,500             0             None            None

     (1) Value is based on market value of the common stock at exercise date (for value realized) on fiscal year end (for value of unexercised options) minus the option exercise price. All shares have been adjusted for the reverse 1 for 4 stock split June 1997

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
          -----------------------------------------------

(a)and(b) Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information at November 30, 1997 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:


          Name and Address         Amount and Nature of
        of Beneficial Owner        Beneficial Ownership        Percent of Class
        -------------------        --------------------        ----------------

Edward Fine (1)                            399,750                  2.38%
Jonathan Rosen                              67,500                  0.40%
Barry Weisberg                               2,750                  0.01%
Ingrid Fine (2)                             14,000                  0.10%
William Kugler (2)                                                  0.00%
Russell Cleveland(3)                        8,103                   0.004%
All Directors and Officers as
a Group (6 persons)                        492,102                   2.93%

Renaissance Capital Partners Ltd.        2,736,063                  16.26%
Targas Stitung                           1,000,000                   5.95%
Rolcan Finance Ltd.                      1,000,000                   5.95%
Preferact Ltd.                           1,000,000                   5.95%
Arista Capital Growth Fund Ltd           2,436,344                  14.49%
Veco Capital Fund Ltd.                   1,061,408                   6.31%
John Figliolini                          1,336,986                   7.95%


     (1) Includes 87,500 shares underlying an incentive stock option pursuant to the Company's 1993 plan exercisable at $2.00 per share. Mr. Fine disclaims beneficial ownership of shares underlying present holdings and options held by his wife, Ingrid Fine, and shares underlying an incentive stock option held by his son, Stuart Fine, a key employee of the Company.

     (2) Includes stock options to acquire shares of the Company's common stock as follows: Pursuant to the Company's 1993 Stock Option Plan, (i) Ingrid Fine holds options to purchase an aggregate of 8,750 shares at exercise price of $2.00 per share, (ii) Mr. Kugler had an option to acquire 8,750 shares at an exercise price of $2.00 per share. Due to his resignation in June 1997, Mr. Kugler forfeited his options under the Plan.

     (3) Does not include 2,736,063 shares of common stock owned by Renaissance Capital Partners Ltd.. of which Russell Cleveland is a principal.

     In addition, see the section of this Report under the heading Certain Relationships and Related Transactions for a discussion of the Renaissance transaction pursuant to which Renaissance Capital Partners, Ltd. holds 2,736,063 shares of the Company's common stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     On September 12, 1991 the Company entered into a Convertible Debenture Loan Agreement (the "Loan Agreement") with Renaissance Capital Partners, Ltd. ("Renaissance"), pursuant to which Renaissance agreed to purchase from the Company up to $1 million in principal amount of 12 1/2% convertible debentures (the "Debentures"). The Debentures are convertible into shares of common stock of the Company at a conversion price of $.25 per share, subject to adjustment under certain circumstances. The Agreement was the result of a letter of intent dated August 2, 1991. The closing price of the Company's Common Stock on August 2, 1991 was $0.25 per share. The closing price on September 12, 1991 was $1.0833 At the initial closing of the transaction, Renaissance purchased $300,000 in principal amount of Debentures. Renaissance purchased an additional $350,000 in principal amount of Debentures on February 14, 1992. The final purchase of $350,000 in principal amount of Debentures occurred in July 1992. As of September 30, 1997 Renaissance Capital Partners Ltd had converted all of their debentures to common stock.

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

     Russell Cleveland, a director of the Company, is also a major shareholder and principal of Renaissance. As such, Mr. Cleveland may have conflicting interests with those of the Company with respect to Renaissance ownership of 2,736,069 shares of common stock of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K
          -------------------------------------------

(A)      Documents filed as part of this report:

         (1)  and (2) - See Index to Consolidated Financial Statements and
                          Schedules included herein.

         (3)  Exhibits - None

(B)      Reports Filed on Form 8-K during the Fourth Quarter

         8-K dated September 15, 1997, announcing the finalization of the CMT acquisition.

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

                                                BIOPHARMACEUTICS, INC.



                                                By:      /s/ Edward Fine
                                                         Edward Fine
                                                         President and
                                                         Chief Executive Officer

                                                By:      /s/ Vincent H. Pontillo
                                                         Vincent H. Pontillo
                                                         Controller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


        /s/ Edward Fine
---------------------------------
          EDWARD FINE             President, Chief Executive
                                     Officer and Director     December 31, 1997

     /s/ Russell Cleveland
---------------------------------
       RUSSELL CLEVELAND                   Director           December 31, 1997


       /s/ Jonathan Rosen
---------------------------------
         JONATHAN ROSEN                    Director           December  31,1997



---------------------------------
         BARRY WEISBERG                    Director           December 31, 1997

                           BIOPHARMACEUTICS, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                          YEARS ENDED SEPTEMBER 30,
                            1997, 1996 AND 1995

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX




                                                                  Page
                                                                 Number

Auditor's Report. . . . . . . . . . . . . . . . . . . . . .         1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
 September 30, 1997 and 1996. . . . . . . . . . . . . . . .       2 - 3
Consolidated Statements of Operations for the
 Years Ended September 30, 1997, 1996 and 1995. . . . . . .         4
Consolidated Statements of Shareholders' Equity (Deficiency
 in Assets) for the Years Ended September 30, 1997, 1996
 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .       5 - 7
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1997, 1996 and 1995. . . . . . .       8 - 9
Notes to Consolidated Financial Statements. . . . . . . . .      10 - 30


FINANCIAL STATEMENT SCHEDULES:

Schedule VIII - Valuation Accounts. . . . . . . . . . . . .         31

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants
255 Executive Drive, Suite 215
Plainview, NY 11803-1715
Telephone: (516) 576-7040
Facsimile: (516) 576-1232



Board of Directors and Shareholders
Biopharmaceutics, Inc.
Bellport, New York


     We have audited the accompanying consolidated balance sheets of Biopharmaceutics, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopharmaceutics, Inc. and Subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Farber, Blicht & Eyerman, LLP

Plainview, New York
November 24, 1997

                             BIOPHARMACEUTICS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

                                     ASSETS



                                                       1997           1996
                                                  ------------    ------------
Current assets:
 Cash                                             $   502,304     $    44,775
 Trade receivables, less allowance
  for doubtful accounts of $92,000;
  $25,000 in 1996 (Note 6)(Schedule VIII)           1,430,110         587,457
 Note receivable (Note 15)                                ---         150,000
 Inventories (Notes 3 and 6)                          603,134         538,359
 Prepaid expenses and other
  current assets (Note 4)                             312,983         136,839
                                                  ------------    ------------
         Total current assets                       2,848,531       1,457,430

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization (Note 5)                          1,164,462         333,653
Investment in restricted securities
 (Note 15)                                            250,750         250,750
Intangible assets, at cost, net of
 accumulated amortization (Note 6)                 11,951,677       3,677,225
Licensing costs, net of accumulated
 amortization (Note 7)                                 46,301          64,901
Sundry                                                 68,865          32,729
                                                  ------------    ------------
                                                  $16,330,586     $ 5,816,688
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       1997           1996
                                                  ------------    ------------
Current liabilities:
 Accounts payable - trade                         $ 1,309,344     $   938,577
 Accrued expenses (Note 8)                            934,564         727,238
 Obligation relating to settlement
  of litigation (Note 15)                             250,000            ---
 State income taxes payable                            90,000            ---
 Current maturities of long-term
  debt (Note 9)                                     4,812,824         732,100
         Total current liabilities                  7,396,732       2,397,915
Long-term debt (Note 9)                             4,005,689        1,622,792

Convertible debentures payable
 (Note 10)                                            575,000        1,402,941

Commitments and contingencies
 (Notes 13 and 14)
Shareholders' equity (Notes 1(g), 10,
 11, 15 and 18):
  Common stock - par value $.001
   per share:
    Authorized - 75,000,000 shares
    Issued - 16,816,732 shares;
     40,871,078 shares in 1996                         16,817           40,871
  Additional paid-in capital                       33,710,648       29,771,461
  Deficit                                         (27,870,414)     (27,915,406)
                                                  ------------     ------------
                                                    5,857,051        1,896,926
Less treasury stock, at cost
 (413,728 shares in 1997 and 1996)                   (944,612)        (944,612)
 Notes receivable from officers
   and employees                                     (559,274         (559,274)
                                                  ------------     ------------
                                                    4,353,165          393,040
                                                  -----------      -----------
                                                  $16,330,586      $ 5,816,688
                                                  ============     ============
 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                       1997            1996            1995
Sales                                              $ 8,123,274     $ 3,725,221     $ 1,532,649
                                                   ------------    ------------    ------------
Costs and expenses:
 Cost of sales                                       4,613,548       3,141,054       2,303,224
 Selling, general and
  administrative                                     2,088,977       1,434,036       1,031,354
 Research and development expenses                         ---          14,426          62,311
 Amortization of intangibles                           384,338          99,600         576,264
                                                   ------------    ------------    ------------
                                                     7,086,863       4,689,116       3,973,153
                                                   ------------    ------------    ------------
                                                     1,036,411        (963,895)     (2,440,504)
                                                   ------------    ------------    ------------
Other income (deductions):
 Cost of settlement of  litigation (Note 15)          (436,300)            ---             ---
 Loss on write-off of intangible
 assets (Note 15)                                          ---             ---      (5,526,587)
 Gain resulting from settlement
  of medicare judgement (Note 16)                          ---             ---         229,524
 Income related to contribution
  of licenses and rights to
  joint venture (Note 15)                                  ---         400,750             ---
 Gain on disposition of equipment                          ---          62,500           2,758
 Interest expense (including
  interest to officer of
  $6,165 in 1995)                                     (465,119)       (298,821)       (251,438)
                                                  -------------    ------------    ------------
                                                      (901,419)        164,429      (5,545,743)
                                                  -------------    ------------   -------------
Income (loss) from continuing
 operations prior to provision
 for state income taxes                                134,992        (799,466)     (7,986,247)
Provision for state income
 taxes (Note 12)                                        90,000             ---             ---
                                                   ------------    ------------    ------------
Income (loss) from continuing operations                44,992        (799,466)     (7,986,247)
                                                   ------------    ------------    ------------
Discontinued operations(Note 17)
 Operating loss                                            ---             ---        (429,936)
 Gain (loss) of disposal                                   ---         773,659      (1,191,607)
                                                   ------------    ------------    ------------
                                                           ---         773,659      (1,621,543)
                                                   ------------    ------------    ------------
Net income (loss)                                  $    44,992     $   (25,807)    $(9,607,790)

Earnings per common share
 (Note 1(g)):
  Continuing operations                            $       ---     $      (.09)    $     (1.38)
  Discontinued operations                                  ---             .09            (.28)
                                                   ------------    ------------    ------------
Net income (loss)                                  $       ---     $       ---     $     (1.66)
                                                   ============    ============    ============

 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                                                    Notes
                                                                                                  Receivable
                                  Common Shares        Additional                                   from
                                Number of                Paid-in                     Treasury     Officers &
                                  Shares      Amount     Capital       Deficit         Stock      Employees     Total

Balance, October 1, 1994        21,189,771   $21,189   $26,331,310   $(18,281,809)   $(944,612)   $(559,274    $ 6,566,804

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $190,891                     5,545,979     5,547     2,049,175            ---          ---          ---     2,054,722

Shares issued in exchange
 for convertible debentures        600,000       600       149,400            ---          ---          ---       150,000

Forfeiture of shares in
 connection with the
 purchase of certain
 intangible assets of
 Amswiss Scientific, Inc.         (800,000)     (800)   (1,380,847)           ---          ---          ---    (1,381,647)

Net loss for year ended
 September 30, 1995                    ---       ---           ---     (9,607,790)         ---          ---    (9,607,790)
                                -----------  --------  ------------  -------------   ----------   ---------   ------------

Balance, September 30, 1995     26,535,750   $26,536   $27,149,038   $(27,889,599)   $(944,612)   $(559,274)  $(2,217,911)
                                ===========  =======   ===========   =============   ==========   ==========  ============

   The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                   (continued)


                                                                                                    Notes
                                                                                                  Receivable
                                  Common Shares        Additional                                   from
                                Number of               Paid-in                      Treasury     Officers &
                                  Shares      Amount    Captial        Deficit        Stock       Employees     Total
Balance, September 30, 1995     26,535,750   $26,536   $27,149,038   $(27,889,599)   $(944,612)   $(559,274)  $(2,217,911)

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $31,973                     11,845,328    11,845     2,535,813            ---          ---          ---     2,547,658

Shares iss The accompanying notes are an integral part of these financial statementsued as commission to investment
 banker in connection with
 the aforementioned
 Regulation S offerings          2,220,000     2,220        (2,220)           ---          ---          ---           ---

Shares issued in
 connection with the
 Company's acquisition
 of the feminine hygiene
 product line (Note 5)            270,000        270        88,830            ---          ---          ---        89,100

Net loss for year ended
 September 30, 1996                   ---        ---           ---        (25,807)         ---          ---       (25,807)
                                ----------   -------   ------------  -------------   ----------   ----------  ------------

Balance, September 30, 1996     40,871,078   $40,871   $29,771,461   $(27,915,406)   $(944,612)   $(559,274)  $   393,040
                                ==========   =======   ===========   =============   ==========   ==========  ============

 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                   (continued)

                                                                                                   Notes
                                                                                                  Receivable
                                  Common Shares        Additional                                   from
                                Number of               Paid-in                      Treasury     Officers &
                                  Shares      Amount    Capital        Deficit        Stock       Employees      Total
Balance, September 30, 1996     40,871,078   $40,871   $29,771,461   $(27,915,406)   $(944,612)   $(559,274)  $  393,040

Shares issued in exchange
 for convertible debentures      1,200,000     1,200       298,800            ---          ---          ---      300,000

Reverse stock split on a
 one-for-four basis            (31,553,308)  (31,553)       31,553            ---          ---          ---          ---

Shares issued in
 connection with legal and
 other services rendered            23,764        24        44,652            ---          ---          ---       44,676

Shares issued in connection
 with the Company's
 Regulation S Offerings, net
 of related expenses
 of $300,000                     3,115,385     3,115     1,071,885            ---          ---          ---    1,075,000

Shares issued as commission
 in connection with the
 purchase of Caribbean
 Medical Testing Center, Inc.      550,000       550     1,043,200            ---          ---          ---    1,043,750

Shares issued in connection
 with settlement of
 litigation                        115,000       115       186,185            ---          ---          ---      186,300

Shares issued in exchange
 for convertible debentures      2,494,813      2,495    1,244,912            ---          ---          ---    1,247,407

Forgiveness of interest on
 indebtedness to officer               ---        ---       18,000            ---          ---          ---       18,000

Net income for the year
 ended September 30, 1997              ---        ---          ---         44,992          ---          ---       44,992
                                ----------    -------  -----------   ------------    ----------   ----------  ----------

Balance, September 30, 1997     16,816,732    $16,817  $33,710,648   $(27,870,414)   $(944,612)   $(559,274)  $4,353,165
                                ==========    =======  ===========   =============   ==========   ==========  ==========

 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                          1997           1996          1995
Cash flows from operating activities:

Income(loss)from continuing
 operations                            $    44,992    $  (799,466)  $(7,986,247)
Income(loss) from discontinued
 operations                                    ---        773,659    (1,621,543)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization           573,645        303,805        835,304
  Loss on write-off of
   intangible assets                          ---            ---      5,526,587
  Loss on write-off of licenses            15,000            ---        114,574
  Gain on disposition of equipment            ---        (62,500)        (2,758)
  Issuance of common shares in
   settlement of litigation                186,300           ---            ---
  Issuance of common shares for
   legal and other services
   rendered                                 44,676           ---            ---
  Income related to contribution
   of licenses and rights to
   joint venture                               ---      (400,750)           ---

Changes in certain assets and
 liabilities:
  Accounts receivable                     (462,144)     (318,500)       155,853
  Inventories                              (64,775)      (44,688)       808,167
  Other current assets                    (117,128)     (108,886)        24,808
  Accounts payable - trade                (173,832)      (89,288)      (274,017)
  Accrued expenses                         234,652       (44,479)       370,301
  Obligation relating to
   settlement of litigation                250,000           ---            ---
  State income taxes payable                90,000           ---            ---
  Deferred revenue                        (172,515)          ---            ---
 Customer credit balances                      ---      (196,320)       115,859
  Medicare judgment payable                    ---       (50,000)      (229,524)
  Sundry                                    (1,465)       (2,610)        21,365

Net cash provided by (used in)
 operating activities                      447,406    (1,040,023)    (2,141,271)
                                       ------------   -----------    -----------
 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                           1997          1996           1995

Balance carried forward               $    447,406   $(1,040,023)   $(2,141,271)
                                      -------------  ------------   ------------

Cash flows from investing
 activities:

Purchase of property, plant
 and equipment                            (162,657)      (32,091)       (36,773)
Acquisition of Caribbean
 Medical Testing Center, Inc.           (6,000,000)          ---            ---
Proceeds from sale of property,
 plant and equipment                           ---           ---         10,000
Notes receivable                           150,000           ---            ---
Proceeds from sale of
 marketable securities                      97,500           ---            ---
Intangible assets acquired                 (62,181)   (3,682,325)           ---
Cash overdraft                             (59,745)          ---            ---
                                      -------------  -------------   -----------
Net cash used in
 investing activities                   (6,037,083)   (3,714,416)       (26,773)
                                      -------------  ------------    -----------

Cash flows from financing
 activities:
Issuance of convertible
 debentures                                575,000           ---            ---
Short-term debt incurred                 1,250,000           ---            ---
Repayments of short-term debt           (1,250,000)          ---            ---
Proceeds of Company's Regulation S
 offerings, net of related
 expenses of $31,973 in 1996;
 $190,891 in 1995;                       1,375,000     2,547,658      2,054,722
Long-term debt incurred                  4,892,715     4,269,175        130,982
Repayments of long-term debt              (795,509)   (2,104,283)       (60,000)
                                       ------------  ------------   -----------
Net cash provided by
 financing activities                    6,047,206     4,712,550      2,125,704
                                       ------------  -----------    ------------
Net increase (decrease) in cash            457,529       (41,889)       (42,340)
Cash at beginning of year                   44,775        86,664        129,004
                                       ------------  ------------   ------------
Cash at end of year                    $   502,304   $    44,775    $    86,664
                                       ============  ============   ============
Supplemental disclosure of
 cash flow information:
  Cash paid during year:
   Interest                            $   235,000   $     4,000    $    60,000
                                       ============  ============   ============
Non-cash financing activities:
 Reference is made to Notes 6, 9, 10, 15 and 18 for certain non-cash financing activities.
 The accompanying notes are an integral part of these financial statements

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 1.  Summary of Significant Accounting Policies
         ------------------------------------------

     a) The Company
        -----------

     Biopharmaceutics, Inc. (the "Company") is a manufacturer of generic pharmaceutical products and a distributor of consumer feminine hygiene and family planning products. These products are sold nationwide to major chain stores, distributors, wholesalers and clinics. In June, 1997, the Company purchased Caribbean Medical Testing Center, Inc. ("CMT", a Puerto Rico corporation) (Note 6). CMT is engaged generally in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico.

     The Company is also involved in a joint venture with ABS Group,  Inc. (Note
15) to commercialize Mitolactol, a cancer drug that has Orphan Drug Status for brain and cervical cancers.

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

     d)  Inventory valuation
         -------------------

     Inventories are stated at the lowerof cost (first-in, first-out) or market.

     e)  Depreciation and amortization
         -----------------------------

     The Company amortizes its intangible assets on the straight-line method over their estimated useful lives of either fifteen or twenty years (Note 6). Licensing costs are being amortized on the straight-line method over the life of the license agreement.

     The Company depreciates its property and equipment on the straight-line method for financial reporting purposes. For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 1.  Summary of Significant Accounting Policies (continued)

     e) Depreciation and amortization (continued)
        -----------------------------

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

     In 1996, the Company adopted Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of FAS 121 had no material effect on the accompanying financial statements.

     f) Deferred income taxes
        ---------------------

     Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1997 (Note 12).

     g) Earnings per common share
        -------------------------

     Primary earnings(loss) per common share are computed by dividing net earnings(loss) available to common stockholders by the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. Stock options and warrants are considered to be common stock equivalents. Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and the conversion of debentures. Fully diluted earnings per common share are computed by dividing net income, after adding back the after-tax interest on the convertible debentures, by the weighted average number of common shares and all dilutive securities. On June 13, 1997, the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for four basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only primary earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the periods presented.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 1.  Summary of Significant Accounting Policies (continued)

     g) Earnings per common share (continued)
        -------------------------

     For the years ended September 30, 1997, 1996 and 1995, the weighted average number of shares outstanding used in the per share computation were 15,253,588, 8,566,277 and 5,787,698, respectively, after giving effect to the reverse stock split.

     h) Research and development expenses
        ---------------------------------

     The Company expenses research and development costs as incurred.

     i) Fair value of financial instruments
        -----------------------------------

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 107, which requires entities with total assets less than $150 million to disclose the fair value of financial instruments recognized in the balance sheet. At September 30, 1997, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value because of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1997 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

     j) Estimates
        ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 1.  Summary of Significant Accounting Policies (continued)

     k) Concentration of credit risk
        ----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. For the year ended September 30, 1997, the Company had sales to one unrelated customer of approximately $1,608,000 (19.8% of sales). In fiscal 1996, the Company had sales to three unrelated customers of approximately $492,000 (13.2% of sales), $461,000 (12.4% of sales) and $446,000 (12.0% of sales). In fiscal 1995, sales to two unrelated customers aggregated approximately $416,000 (27.1% of sales) and $351,000 (22.9% of sales).

     The Company places its cash with financial institutions insured by the FDIC. At times, such cash balances may be in excess of the FDIC insurance limit.

     As of September 30, 1997, the Company had receivables from two unrelated customers of approximately $221,000 (15.5% of accounts receivable) and $191,000 (13.4% of accounts receivable), respectively. As of September 30, 1996, the Company had receivables from two unrelated customers of approximately $82,000 (14.0% of accounts receivable) and $65,000 (11.1% of accounts receivable), respectively.

     l) Accounting for stock-based compensation
        ---------------------------------------

     In 1996,  the Company  adopted SFAS No. 123,  "Accounting  for  Stock-Based
Compensation" ("SFAS No 123"), which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has adopted the disclosure - only provisions of SFAS No.
123. (Note 11). The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

Note 2.  Basis of Preparation
         --------------------

     Management continues to actively pursue its objective to acquire companies which will assist it in attaining profitable operations.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 2.  Basis of Preparation (continued)
         --------------------

     With the acquisition of CMT in June, 1997, the Company generated a profit from continuing operations for the year ended September 30, 1997 of $44,992, whereas for the years ended September 30, 1996 and 1995 losses from continuing operations amounted to approximately $800,000 and $8,000,000, respectively. The Company expects continued growth in sales and net income. It also anticipates additional financing through the sale of its securities and issuances of convertible notes. The Company also intends to renegotiate and extend payment terms on its existing obligations. The accomplishment of these objectives will, in the Company's opinion, generate enough working capital to offset it's existing working capital deficiency of $4,548,201 at September 30, 1997.

Note 3.  Inventories
         -----------

     The components of inventories are as follows:

                                               September 30,
                                        1997       1996       1995

   Chemical raw materials and
    packaging materials               $215,187    $292,27   $320,485
   Work in process                      93,981     68,943    115,251
   Finished goods                      293,966    177,138     57,935
                                      --------   --------   --------
                                      $603,134   $538,359   $493,671
                                      ========   ========   ========

Note 4.  Prepaid Expenses and Other Current Assets
         -----------------------------------------

     Prepaid expenses and other current assets consist of the following:

                                                    September 30,
                                                   1997       1996

   Prepaid insurance                             $130,000   $107,000
   Prepaid fees                                   133,000        ---
   Sundry                                          49,983     29,839
                                                 --------   --------
                                                 $312,983   $136,839
                                                 ========   ========

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 5.  Property, Plant and Equipment
         -----------------------------

     Property, plant and equipment consists of the following:

                                                     September 30,
                                                  1997        1996

   Land                                     $     91,72   $      ---
   Equipment, furniture and fixtures (*)      2,096,406    1,710,986
   Building and leasehold improvements (**)   1,061,985      572,244
   Tools and dies                               237,839      227,996
   Transportation equipment                     247,997          ---
   Medical and laboratory equipment             851,453          ---
                                             ----------   ----------
                                              4,587,405    2,511,226
   Less accumulated depreciation and
    amortization                              3,422,943    2,177,573
                                             ----------   ----------
                                             $1,164,462   $  333,653
                                             ==========   ==========

(*) Partially pledged collateral for long-term debt (Note 9(b)).
(**) Buildings pledged as collateral for mortgage notes payable
      (Note 9)

Note 6.  Acquisitions
         ------------

     (a) In March, 1996, the Company, through one of its subsidiaries, acquired three branded consumer product lines (namely Koromex, Vaginex and Feminique) from London International U.S. Holdings, Inc. ("London Int'l") for a purchase price of $3,600,000. Pursuant to the acquisition agreement, as amended, $100,000 was paid upon the signing of the agreement and $1,500,000 paid at the closing. In May and June, 1997, $500,000 was paid to London Int'l with the remaining balance of the purchase price to be paid as follows: i) $660,000 on or before April 1, 1998 and ii) $840,000 on April 1, 1999, with interest at 8.5%, payable semi-annually through October, 1997, then quarterly to maturity (Note 9). The obligation is guaranteed by the Company and is collateralized by a security interest in all accounts receivable, inventory and the trademarks and trade names purchased.

     The assets purchased from London Int'l consisted of trademarks, trade names and its customer base. No obligations were assumed by the Company. The intangible assets acquired consist of the purchase price of $3,600,000 and brokerage fees and related legal costs incurred totaling $171,425. Amortization expense for the years ended September 30, 1997 and 1996 based on a 20 year useful life, aggregated $188,400 and $94,200, respectively.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 6.  Acquisitions (continued)
         ------------

     The acquisition of the aforementioned product lines were recorded under the purchase method of accounting, and accordingly, the results of operations for the period from March, 1996 are included in the accompanying consolidated financial statements.

     (b) Effective June 2, 1997, the Company acquired all of the outstanding shares of CMT (Note 1) for $7,500,000. Under the terms of the Stock Purchase Agreement, the Company paid $6,000,000 through September, 1997. The Company signed a promissory note for the balance of the purchase price of $1,500,000, which is due in July, 1998 and bears interest at 10.5% per annum (Note 9).

     The acquisition of CMT was recorded under the purchase method of accounting and, accordingly, the results of its operations from June 2, 1997 are included in the accompanying consolidated financial statements. The excess of the purchase price, inclusive of related legal fees and commissions of $1,105,931, over the net assets of the Company acquired has been classified as goodwill and is being amortized on the straight-line method over its estimated useful life of 15 years. Amortization, for the year ended September 30, 1997, aggregated $192,338.

     The following unaudited pro forma financial information for the Company gives effect to the CMT acquisition as if it occurred in October, 1994, after giving effect to the interest expense associated with the acquisition funding. These pro forma results have been prepared for comparative purposes only and in management's opinion do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or of future results of operations of the Company.

     The pro forma results for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                        1997          1996          1995

Net sales                           $9,930,000   $ 6,237,000   $ 3,573,000
Loss from continuing
 operations                           (748,000)   (1,481,000)   (8,549,000)
Income(loss) from
 discontinued operations                   ---       774,000    (1,622,000)
Per share data:
 Continuing operations                    (.05)         (.17)        (1.48)
 Discontinued operations                   ---           .09          (.28)

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 6.  Acquisitions (continued)
         ------------

     The components of intangible assets, as of September 30, 1997 and 1996, which were acquired in the aforementioned acquisitions, are as follows:

                                             1997          1996
   Trademarks, tradenames and
    customer base acquired from
    London Int'l                         $ 3,771,425     $ 3,771,425
   Goodwill recognized in the
    purchase of CMT                        8,655,190             ---
                                         -----------     -----------
                                          12,426,615       3,771,425
   Less: accumulated amortization            474,938          94,200
                                         -----------     ------------
                                         $11,951,677     $ 3,677,225
                                         ===========     ===========

Note 7.  Licensing Costs
         ---------------

     The Company acquired an exclusive license to a patented process for a non-invasive test to diagnose Alzheimer's disease during 1994. The license agreement provides, among other things, for the payment of a royalty fee equal to 5% of the net sales price of licensed products, with a minimum annual royalty of $25,000, during fiscal, 1998. The license agreement expires in 2009, at which time the Company can continue to sell the products without any royalty fee.

     Additionally, the Company wrote off its $15,000 investment in another exclusive license which permitted the Company to market a patented antiviral composition method.

     The components of the licensing costs are as follows:

                                                        September 30,
                                                      1997          1996

     Exclusive license - Alzheimers patent         $62,188       $62,188
     Exclusive license - Antiviral patent               ---        15,000
                                                    -------       -------
                                                     62,188        77,188
     Less: accumulated amortization                  15,887        12,287
                                                    -------       -------
                                                    $46,301       $64,901

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 8.  Accrued Expenses
         ----------------

     Accrued expenses consist of the following:
                                                        September 30,
                                                      1997         1996

    Professional fees                              $406,000      $255,000
    Commissions                                     129,000        88,000
    Interest                                        218,000       274,000
    Sundry                                          181,564       110,238
                                                   --------      --------
                                                   $934,564      $727,238
Note 9.  Long-term Debt
         --------------

     Long-term debt consists of the following:

                                                        September 30,
                                                      1997         1996
Note payable - in connection with
 purchase of the feminine hygiene
 product lines (Note 6)                           $1,500,000   $2,000,000

Promissory note payable relating to the
 purchase of CMT (Note 6)                          1,500,000          ---

Promissory note payable (a)                        4,892,715          ---

Obligation from litigation settlement
 with the United States Attorney's
 Office, paid in full in October, 1997                35,000       95,000

Liability in connection with settlement
 of legal fees (b)                                   122,792      224,792

Obligation for commissions due broker
 for the financing of the acquisition
 of CMT, due in monthly installments of
 $25,000, commencing in October, 1997                300,000          ---

Mortgage note - payable in monthly
 installments of $1,944 plus interest, at
 1.5% above the bank's commercial prime
 lending rate, maturing June, 2008 and
 collateralized by the underlying property           243,832          ---
                                                  ----------   ----------
Subtotal                                          $8,594,339   $2,319,792
                                                  ----------   ----------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 9.  Long-term Debt (continued)
         --------------
     Long-term debt consists of the following:

                                                       September 30,
                                                     1997         1996

Subtotal                                          $8,594,339   $2,319,792

Mortgage note - payable in monthly
 installments of $1,044 plus interest at
 10% per annum, maturing June, 2009 and
 collateralized by the underlying property           157,324          ---

Other                                                 66,850       35,100
                                                  ----------   ----------
                                                   8,818,513    2,354,892
Less: current maturities                           4,812,824      732,100
                                                  ----------   ----------
                                                  $4,005,689   $1,622,792
                                                  ==========   ==========

     (a) On September 15, 1997, the Company signed a promissory note in the amount of $4,892,715 to help finance the purchase of CUT. Under the terms of the note, interest on the unpaid outstanding balance (at 9% per annum) will be paid semi-annually until maturity on January 1, 2000. The note is payable at $175,000 monthly, commencing October, 1997 until maturity. The failure of the Company to pay in full any installment of principal and interest within fifteen days of receipt of notice of such failure will result in the sale of all or substantially all the assets of the Company.

     (b) In March, 1996, the Company entered into a stipulation of settlement agreement with its former legal counsel for unpaid legal fees. The settlement provides for monthly payments of $7,000, increasing to $12,000, with the final payment due on or before August 1, 1998. In the event of default, the entire unpaid balance becomes due and payable, with interest from the date of default at the rate of 9% per annum. This obligation is collateralized by certain manufacturing equipment of the Company.


     The following is a schedule of principal repayments of all long-term debt at September 30, 1997:

                         1998          $4,812,824
                         1999           2,983,530
                         2000             728,571
                         2001              35,856
                         2002              35,856
                         Thereafter       221,876
                                       ----------
                                       $8,818,513
                                       ==========

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 10. Convertible Debentures Payable
         ------------------------------

     The Company sold $219,000 and $356,000 of convertible debentures in May, 1997 and June, 1997, respectively. The $575,000 of convertible debentures outstanding at September 30, 1997 mature either in May, 2002 or June, 2002, with optional redemptions available in May and June, 2000 at 105% of par. Interest on the debentures accrue at 10% per annum and is payable in cash or stock at the Company's option on a quarterly basis. The debentures can be converted at the holder's option at any time after the 181st day of the date of issuance into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. The convertible debentures have non-separable restricted warrants which permit the warrant holder to purchase in the aggregate a combined total of 230,000 shares of common stock at $.75 per share. These warrants expire two years subsequent to the issuance date of the debentures.

     The Company had outstanding at September 30, 1996 an aggregate of $1,402,941 of convertible debentures that were due to mature on October 1, 1998. In December, 1996, the Company entered into a Debenture Conversion Agreement whereby $300,000 of convertible debentures were converted into 1,200,000 shares of the Company's common stock. The Company, effective as of September 30, 1997, converted the remaining outstanding indebtedness together with $144,466 of accrued interest into 2,494,813 shares of common stock. The Company's president forgave $18,000 of interest previously due him from the Company.


Note 11. Stock Options
         -------------

     In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 11. Stock Options (continued)
         -------------

     In March, 1997, the Company adopted a qualified stock option plan entitled the 1997 Employee and Consultant Stock Option Plan and a separate 1997 Non-qualified Stock Option Plan (the "Plans"). The plans reserve for future issuance a total of 6,500,000 shares and 720,000 shares, respectively. The plans committees have sole authority to determine persons to whom options to purchase shares of common stock of the Company will be granted and the number of options to be granted. Under the 1997 Employee and Consultant Stock Option Plan, the exercise price shall not be lower than 100% of the fair market value and the term of each option shall not exceed ten years from the date of grant. Under the Non-Qualified Stock Option Plan, the exercise price shall not be lower than 20% of the fair market value and the term of each option shall not exceed five years from the date this plan was adopted.

     Information regarding stock options as at and for the two years ended September 30, 1997 is summarized below:

                                        1997                    1996
                              ------------------------  ----------------------
                                             Option                    Option
                                 Shares       Price       Shares        Price
                              ------------------------  ----------------------
Shares under option:
 Outstanding -
  Beginning of year             597,500          $0.50   653,500         $0.50
  Granted - 1997
   qualified  plan            3,405,600           1.88       ---           ---
  Issued 1997
   qualified plan                22,514           1.88       ---           ---
Terminated                        ---            ---     (56,000)         0.50
  Outstanding - end
  of year                     3,980,586   $.50 - $1.88   597,500         $0.50

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans for the year ended September 30, 1997. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the vesting date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below:

                                                For the year ended
                                                September 30, 1997
                                                ------------------

Net income - as reported                               $44,992
Net income - pro forma (unaudited)                      15,319
Earnings per share - as reported                           ---
Earnings per share - pro forma (unaudited)                 ---

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



Note 11. Stock Options (continued)
         -------------

     The fair values of each option granted is estimated on the vesting date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%, expected volatility of 30.00%, risk-free interest rate of 6.0% and expected lives of 10 years.


Note 12. Income Taxes
         ------------

     The Company, as of September 30, 1997, has available approximately $26,610,000 of net operating loss carry forwards (expiring through the year
2011) to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of $10,640,000. During fiscal 1997, both the deferred tax asset and the valuation allowance decreased by an insignificant amount. The amount of the valuation allowance is reviewed periodically.

     For the year ended September 30, 1997, the Company provided a provision for state income taxes of $90,000. This income tax expense is based upon pre-tax accounting income which has been adjusted for, among other things, the amortization of the goodwill (not deductible for income tax purposes) recognized with the purchase of CMT.


Note 13. Commitments and Contingencies
         -----------------------------

     (a) The operations and offices of the Company and its subsidiaries (other than CMT) are conducted from leased premises in Bellport, New York. The Company is negotiating for a new lease and is currently on a month to month basis. Total rent expense for each of the three years ended September 30, 1997 was approximately $158,000.

     The operations and offices of CMT are conducted in Puerto Rico from two buildings owned by the Company.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 13. Commitments and Contingencies (continued)
         -----------------------------

     (b) In November,1997, the Company settled an administrative proceeding that was pending before a Regents Review Committee of the New York State Education Department. The State Education Department accepted the settlement by an order dated November 14, 1997 and payment of $10,000 was made in December, 1997 in full settlement of this proceeding.

     (c) In June 1997, CMT entered into an agreement with United Health Care Plans of Puerto Rico, Inc. (the "Plan"), whereby CMT will provide and deliver health care services to the Plan's members (Puerto Rico medically indigent population) under the Plan's agreement with the Puerto Rico Health Insurance Administration. This agreement can be terminated, among other things, by 1) either party at the end of the term, July 1, 1998 (the agreement is automatically renewed for successive 1 year terms until terminated), 2) by the Plan, upon 30 days written notice to CMT if i)there is a reduction in the premium rate being paid by the Puerto Rico Health Insurance Administration to the Plan or ii)the material costs associated with certain benefit contracts, as defined, exceed 81% of the premium associated with the benefit contracts, or
3)by either party in the event of non-compliance, as defined.

     As of September 30, 1997, the Company is involved in various other legal actions, none of which Management believes will have a material adverse affect on the operations of the Company.


Note 14. Employment and Consulting Contracts
         -----------------------------------

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

     The Company also has an employment agreement with the President and Chief Operating Officer of CMT, which commenced June 2, 1997, for an annual salary of $151,200. Pursuant to the terms of the agreement, which expires September 30, 2002, the officer will receive incentive compensation based upon the profitability of the Company, as defined.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 14. Employment and Consulting Contracts (continued)
         -----------------------------------

     In addition, the Company entered into a one year consulting agreement with CMT's former shareholder, commencing September 28, 1997. Extension of this consulting agreement is permitted by mutual written consent. Pursuant to the terms of this agreement the consultant will be compensated $100 per hour for not less than twelve hours per week.


Note 15. Joint Venture Agreement
         -----------------------

     In November, 1993, the Company acquired from Amswiss Scientific, Inc. ("Amswiss") all of Amswiss' rights to certain pharmaceutical assets, including all agreements, licenses, applications, approvals, trademarks and trade names, for which the Company issued to Amswiss shares of its common stock and warrants to purchase additional shares. The acquisition agreement provided, that of the shares and warrants issued to Amswiss, certain shares and warrants would be subject to forfeiture and cancellation in the event the Company was unable to obtain final FDA approval of certain New Drug Applications ("NDA's") on or before December 31, 1995. As of September 30, 1995, the Company re-evaluated its investment in the Amswiss assets and due to the Company's lack of working capital at the time, the cost of the NDA filing and new diagnostic techniques for cervical cancer that significantly reduce potential future sales of the Amswiss Drugs, the Company decided to write-off the adjusted unamortized acquired Amswiss assets aggregating $5,526,587.

     Additionally, as a result of the Companys non-filing of the NDAs, the Company recorded the forfeiture of 800,000 common shares and warrants which resulted in a charge to common stock and additional paid-in-capital aggregating $1,381,647. With respect to the shares and warrants issued to Amswiss that were not subject to forfeiture, the Company granted registration rights for one half of the shares and warrants six months after closing and the balance of the shares and warrants, one year after the closing. As of September 30, 1995, Amswiss exercised their right to request a registration of one half of their available shares and warrants. On December 16, 1996, Amswiss commenced an action against the Company in the United States District Court for the Southern District of New York. Amswiss asserted a claim arising from the alleged failure of the Company to file a Registration Statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss. On October 28, 1997, a Settlement Agreement was entered into whereby the Company paid to Amswiss, $250,000 on November 12, 1997 and issued 115,000 shares of the Company's common stock to Amswiss, valued at $186,300. The accompanying statement of operations for the year ended September 30, 1997 reflects a charge aggregating $436,300 for this settlement. In addition, pursuant to the settlement agreement, the Company issued two warrants to purchase 200,000 shares each, exercisable at prices of $4 and $4.50 per share, respectively. The warrants expire in November 1998 and 1999, respectively.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



Note 15. Joint Venture Agreement (continued)
         -----------------------

     During September, 1996, the Company entered into a joint venture agreement with Advanced Biological Systems, Inc., who subsequently changed their name to ABS Group, Inc. ("ABS"), for the completion of the regulatory process to commercialize for ultimate sale certain cancer drugs purchased by the Company from Amswiss. All funding for the joint venture will be provided for by ABS and the Company will be responsible for handling the management of the project. For the year ended September 30, 1997, the joint venture incurred a loss of approximately $273,000.

     The joint venture agreement provides, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license, previously acquired from Amswiss. Payment terms include 425,000 shares of restricted common stock of ABS and $150,000 in cash represented by a promissory note payable on or before October 31, 1996. Said note was paid in full on November 1, 1996. The balance of the payments are to occur in varying amounts of common shares and or cash coinciding with filings with the FDA and the approval of various investigational new drug applications. Additionally, a contribution to the joint venture of $1,000,000 is to be made by ABS as follows:
i) $400,000  by October 31,  1996,  ii)  $300,000 by February  28, 1997 and iii)
$300,000 by August 31, 1997. As of September 30, 1997, only $400,000 has been contributed to the joint venture. The Company will share in the net profits from the sale of the approved drug on a 60/40 basis until it has recovered at least $2,000,000, and then share on the basis of 55/45 on subsequent profits.

     The Company in 1996 recorded as income $400,750, representing the note received of $150,000 and $250,750, the value of 425,000 shares of ABS restricted common shares issued, pursuant to the joint venture agreement. The value of the restricted common shares was based upon an independent appraisal made by an investment banking firm. The market value of unrestricted shares at September 30, 1997 approximated $1,169,000.

Note 16. Settlement of Medicare Judgement
         --------------------------------

     In November, 1995, the court reduced a fine which was originally imposed on the Company in 1989 to $50,000, which was paid on May 10, 1996. The 1995 consolidated statement of operations reflect a credit of $229,524, representing the difference between the court reduced settlement and the original fine, with interest thereon totaling $279,524.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


Note 17. Gain (Loss) on Discontinued Operations
         --------------------------------------

     In September 1996, pursuant to a Board of Directors resolution, the Company filed a Chapter 7 Bankruptcy petition in the United States District Court for the Eastern District of New York on December 13, 1996 for its subsidiary, Biopharm Lab, Inc., the distributor of Treo. The Company had obtained an exclusive license for the mass market manufacture and distribution of Treo in August, 1992, and had been engaged in litigation with its Treo licensor since 1994 over, among other things, the promotion and marketing of the product. As a result of a November 16, 1995 preliminary court order issued by the United States District Court, Eastern District of New York, the Company was enjoined from selling Treo during the 1996 selling season. As a result of the Court's decision, the Company discontinued the manufacturing of Treo and reclassified its results of operations as discontinued operations in the accompanying consolidated statement of operations for the year ended September 30, 1995.

     As a result of the Chapter 7 Bankruptcy filing in December 1996, the Company wrote off the excess of liabilities over the subsidiaries assets, which is reflected as a gain on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1996.

Note 18. Common Stock
         ------------

     In March, 1995, the Board of Directors approved an offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $1,220,000 from March, 1995 to September, 1995, resulting from the sale of 3,109,937 shares of common stock. An additional 1,273,071 shares of common stock were sold for approximately $217,000 during the year ended September 30, 1996. During 1995, an additional 2,436,042 shares of common stock were sold for approximately $1,026,000 in connection with a 1994 Regulation S offering as authorized by a Board of Directors meeting in April, 1994.

     During January, 1996, the Board of Directors authorized the issuance of additional shares of common stock pursuant to offerings under Regulation S to fund the working capital needs of the Company. In connection with this resolution, the Company received approximately $2,363,000 from January, 1996 to September, 1996, resulting from the sale of 10,572,257 shares of common stock.

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 18. Common Stock (continued)
         ------------

     During August and September, 1997, the Company authorized additional shares of common stock pursuant to offerings under Regulation S to assist in the purchase of CMT. In this connection, the Company received $1,375,000, resulting from the sale of 3,115,385 shares of common stock.

     During the year ended September 30, 1994, options under a former 1988 stock option for the issuance of 686,000 common shares were exercised and paid for by the issuance of non-interest bearing notes, payable on demand, aggregating $559,274 and cash of $686. The notes are collateralized by the shares issued.


Note 19. Business Segment Information
         ----------------------------

     The Company's operations have been classified into generic pharmaceutical products, feminine hygiene products and medical testing and laboratory services. The generic pharmaceuticals segment involves the manufacturing, repacking and distributing of over-the-counter drugs. The feminine hygiene product lines, which began its operations in April, 1996, after its acquisition from London Int'l in March, 1996 (Note 6), involves the marketing and distribution of its products. The medical testing laboratory services division, which began its operations in June, 1997, after the Company's acquisition of CMT, involves the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company's operations for its branded consumer product line (Theo), for the year ended September 30, 1995 are included in the loss on discontinued operations for that year (Note 17).

     Summarized financial information by business segment is as follows:

                                                  1997             1996
Net sales:
 Pharmaceuticals                              $ 2,116,000      $ 2,020,000
 Feminine hygiene products                      3,529,000        1,705,000
 Medical testing and laboratory
  services                                      2,478,000              ---
                                              ------------     ------------
                                              $ 8,123,000      $ 3,725,000
                                              ============     ============

Operating income(loss):
 Pharmaceuticals                              $(1,288,000)     $(1,452,000)
 Feminine hygiene products                      1,413,000          488,000
 Medical testing and laboratory
  services                                        911,000              ---
                                              ------------     ------------
                                              $ 1,036,000      $ ( 964,000)
                                              ============     ============

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 19. Business Segment Information (continued)
         ----------------------------
                                                  1997             1996
Total assets:
 Pharmaceuticals                              $ 9,613,000      $ 1,200,000
 Feminine hygiene products                      4,695,000        4,216,000
 Medical testing and laboratory
  services                                      1,772,000              ---
                                              -----------      -----------
                                              $16,080,000 (1)  $ 5,416,000 (1)
                                              ===========      ===========
Depreciation and amortization:
 Pharmaceuticals                              $   349,000      $   210,000
 Feminine hygiene products                        189,000           94,000
 Medical testing and laboratory
  services                                         36,000              ---
                                              -----------      -----------
                                              $   574,000      $   304,000
                                              ===========      ===========
Capital expenditures:
 Pharmaceuticals                              $    28,000      $    32,000
 Feminine hygiene products                            ---              ---
 Medical testing and laboratory
  services                                        135,000              ---
                                              -----------      -----------
                                              $   163,000      $    32,000
                                              ===========      ============

     (1) Total assets do not include assets relating to the Company's joint venture agreement (Note 15).


Note 20. Fourth Quarter Adjustments
         --------------------------

     Year Ended September 30, 1997
     -----------------------------

     The net income in the fourth quarter for the year ended September 30, 1997 was decreased by the following more significant adjustments:

                Amortization of goodwill recognized
                 in the acquisition of CMT               $  (192,338)
                Settlement of litigation                    (436,300)
                                                         ------------
                                                         $  (628,638)
                                                         ============

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



Note 20. Fourth Quarter Adjustments (continued)
         --------------------------

     Year Ended September 30, 1996
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
                                                         ------------
                                                         $(1,125,409)
                                                         ============

     Year Ended September 30, 1995
     -----------------------------

     The net loss in the fourth quarter for the year ended September 30, 1995 was increased (decreased) by the following more significant adjustments:

                Loss on write-off of intangible
                  assets                                 $(5,526,587)
                Settlement of medicare judgement             229,524
                Loss on disposal of
                  discontinued operations                 (1,191,607)
                                                         ------------
                                                         $(6,488,670)
                                                         ============
Note 21. Unaudited Quarterly Financial Data
         ----------------------------------

     The following is a summary of unaudited quarterly operating results for the years ended September 30, 1997, 1996 and 1995 (in thousands of dollars except per share amounts).

                                      Year Ended September 30, 1997
                                -----------------------------------------
                                 First    Second     Third    Fourth
                                Quarter   Quarter   Quarter   Quarter (1)
                                -----------------------------------------
Continuing operations:
  Revenues                       $1,258    $1,501    $1,884    $3,480
  Gross profit                      418       539       855     1,698
  Net income (loss)                  15        16       255      (241)
  Income (loss) per share           ---       ---       .02      (.02)

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

Note 21. Unaudited Quarterly Financial Data (continued)
         ----------------------------------

                                      Year Ended September 30, 1996
                                -----------------------------------------
                                 First     Second    Third    Fourth
                                Quarter    Quarter  Quarter   Quarter (1)
                                -----------------------------------------
Continuing operations:
  Revenues                       $  457    $  625     $1,166   $ 1,477
  Gross profit                     (178)       12        290       460
  Net income (loss)                (465)     (322)       (48)       36
  Loss per share                   (.05)     (.04)       ---       ---

Discontinued operations:
  Net income (loss)              $  ---    $  (16)    $   50   $   740
  Income per share                  ---       ---        ---       .09


                                      Year Ended September 30, 1995
                                -----------------------------------------
                                 First     Second    Third    Fourth
                                Quarter    Quarter  Quarter   Quarter (1)
                                -----------------------------------------
Continuing operations:
  Revenues                       $  486    $  525     $  191   $   331
  Gross profit                     (140)     (126)      (242)     (262)
  Net loss                         (676)     (307)      (980)   (6,023)
  Loss per share                   (.12)     (.05)      (.17)    (1.04)

Discontinued operations:
  Net income (loss)              $   32    $  363     $  480   $(2,497)
  Income (loss) per share           ---       .06        .08      (.42)



(1)  See Note 20.

                             BIOPHARMACEUTICS, INC.
                                    FORM 10-K
                                     EXHIBIT
                      FOR THE YEAR ENDED SEPTEMBER 30, 1997

                                  EXHIBIT 10.9A

                             BIOPHARMACEUTICS, INC.

                       SCHEDULE VIII - VALUATION ACCOUNTS

                                   Balance  at  Charged to  Charged    Other        Balance
                                   Beginning    costs and    other     charges       at End
Description                        of Period     expenses   accounts  add (deduct)  of Period
Allowance for doubtful accounts:
Year Ended September 30, 1997        $25,000.     $99,085             $(32,085)     $92,000

Year Ended September 30, 1996        $22,000      $18,697             $(15,697)     $25,000

Year Ended September 30, 1995        $27,000                          $ (5,000)     $22,000


                             FINANCIAL DATA SCHEDULE
                                       to
                  FORM 10- K for year ended September 30, 1997
                                       of
                             Biopharmaceuitcs, Inc.


     THE SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BIOPHARMACEUTICS, INC. FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

     The following is the Financial Data Schedule submitted under Article 5 of Regulation S-X and Appendix A to Item 601(c) of Regulation S-X for the fiscal years ended September 30, 1997 and 1996.

                                                       Year ended   Year ended
Item No.           Item Description                      9/30/97      9/30/96

5-01(1)            Cash and Cash items                    502,304       44,775
5-02(2)            Marketable Securities                      ---          ---
5-02(3)(a)(1)      Notes and Accounts Receivable        1,430,110       737,457
5-02(4)            Allowance for doubtful accounts         92,000        25,000
5-02(6)            Inventory                              603,134       538,359
5-02(9)            Current Assets                       2,848,531     1,457,430
5-02(13)           Property Plant and Equipment         4,587,405     2,511,226
5-02(14)           Accumulated Depreciation             3,422,943     2,177,573
5-02(18)           Total Assets                        16,330,586     5,816,688
5-02(21)           Total Current Liabilities            7,396,732     2,397,915
5-02(22)           Long Term Debt                       4,580,689     3,025,733
5-02(28)           Preferred Stock- Mandatory
                     Redemption                               ---          ---
5-02(29)           Preferred Stock - No Mandatory
                     Redemption                               ---          ---
5-02(30)           Common Stock (equity)
                     (deficiency in assets)             4,353,165       393,040
5-02(31)           Other Stockholder Equity                   ---           ---
5-02(32)           Total Liability and Stockholders'
                     Equity                            16,330,586     5,816,688
5-03(b)1(a)        Net Sales                            8,123,274     3,725,221
5-03(b)1           Total Revenues                       8,123,274     3,725,221

                                                       Year ended    Year ended
Item No.            Item Description                    9/30/97       9/30/96

5-03(b)2(a)         Cost Of Tangible Goods Sold         4,613,548     3,141,054
5-03(b)2            Total Cost and Expenses
                      Applicable to Sales Revenue       4,613,548     3,141,054
5-03(b)3            Other Costs and Expenses              436,300           ---
5-03(b)5            Provision for Doubtful Accounts
                      and Notes                            99,085        18,697
5-03b)(8)           Interest and Amortization Debt
                      Expenses                            465,119       298,821
5-03(b)(10)         Income (loss) Before Taxes and
                      Other Items                         134,992      (799,466)
5-03(b)(11)         Income Tax expense                     90,000           ---
5-03(b)(14)         Income (loss) Continuing
                      Operations                           44,992      (799,466)
5-03(b)(15)         Discontinued Operations                   ---       773,659
5-03(b)(17)         Extraordinary Items                       ---           ---
5-03(b)(18)         Cumulative Effect Changes in
                      Accounting Principles                   ---           ---
5-03(b)(19)         Net Income (loss)                      44,992       (25,807)