Form 10-Q
period 1997-12-31
BIOPHARMACEUTICS INC
filed 1998-02-18
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997           Commission File Number 0-11750


                             BIOPHARMACEUTICS, INC.


               DELAWARE                           13-3186327
     (State of Incorporation)       (I.R.S. Employer Identification No.)

 990 Station Road, Bellport, New York                  11713
(Address of Principal Executive Office)             (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1997



               Class                                Outstanding
               =====                                ===========

    Common Stock - $.00l Par Value                   16,816,732


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX


                                                                    Page
PART I   Financial Information

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet
              December 31, 1997 (Unaudited) and
              September 30, 1997 (Audited)                            3

            Statements of Operations
              Three Months Ended December 31, 1997
              and 1996(Unaudited)                                     4

            Consolidated Statement of Shareholders' Equity
              for the Three Months Ended December 31, 1997            5

            Consolidated Condensed Statement of Cash Flows
              for the Three Months Ended
              December 31, 1997 and 1996                              6

            Notes to Condensed Financial Statements (Unaudited)       7

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8

PART II  Other Information

   Item 1.  Financial Statements                                      9

   Item 2.  Changes in Securities                                     9

   Item 3.  Default upon Senior Securities                            9

   Item 4.  Submission of materials to a
              vote of security holders                                9

   Item 5.  Other Information                                         9

   Item 6.  Exhibits and Reports on Form 8-K                          9

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   December 31,   September 30,
                                                                       1997            1997
                                                                    (Unaudited)     (Audited)
                                                                  ------------   ------------
                                     ASSETS

   Current assets:
      Cash                                                         $   219,151     $  502,304
      Trade receivables, less allowance for
        doubtful accounts                                            1,298,341      1,430,110
      Inventories                                                      617,808        603,134
      Prepaid expenses and other assets                                430,280        312,983
                                                                   -----------     ----------
               Total current assets                                  2,568,580      2,848,531

   Property, plant and equipment, at cost,
      net of accumulated depreciation                                1,190,100      1,164,462
   Investment in restricted securities                                 250,750        250,750
   Intangible assets, at cost, net of accumulated amortization      11,760,325     11,951,677
   Licensing costs, net of accumulated amortization                     46,301         46,301
   Sundry                                                               40,929         68,865
                                                                   -----------    -----------
                                                                   $15,853,985    $16,330,586
                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Accounts payable-trade                                      $ 1,343,071    $ 1,309,344
       Accrued expenses                                                961,584        934,564
       Obligation Related to Settlement of Litigation                      -0-        250,000
       State Income Taxes Payable                                       90,000         90,000
       Current maturities of long-term debt                          4,812,824      4,812,824
                                                                   -----------    -----------
               Total current liabilities                             7,207,479      7,396,732
                                                                   -----------    -----------

   Long-term debt                                                    3,316,626      4,005,689
                                                                   -----------    -----------
   Convertible debentures payable                                      575,000        575,000
                                                                   -----------    -----------
   Shareholders' equity:
       Common Stock - par value $.00l per share
         Authorized - 75,000,000 shares
          Issued - 16,816,732 shares                                    16,817         16,817
       Additional paid-in capital                                   33,710,648     33,710,648
       Deficit                                                     (27,468,699)   (27,870,414)
                                                                   -----------    -----------
                                                                     6,258,766      5,857,051
   Less Treasury Stock, at cost
     (103,432 shares)                                                 (944,612)      (944,612)
         Notes receivable from officers and employees                 (559,274)      (559,274)
                                                                   -----------    -----------
                                                                     4,754,880      4,353,165
                                                                   -----------    -----------
                                                                   $15,853,985    $16,330,586
                                                                   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                   Three Months Ended
                                                       December 31,
                                                 --------------------------
                                                    1997            1996
                                                 ------------   ------------
       Revenues:
           Net sales                             $ 2,828,812    $ 1,258,518

       Costs and expenses:
           Cost of sales                           1,465,517        840,509
           Selling, general and
               administrative                        605,865        295,349
           Amortization of intangibles               198,747         48,000
                                                 ------------   ------------
                                                   2,270,129      1,183,858
                                                 ------------   ------------
                                                     558,681         74,660
       Other income (deductions):
           Interest expense                         (156,968)       (59,701)
                                                 ------------   ------------

       Net income                                $   401,715    $    14,959
                                                 ============   ============

       Income  per share
           Continuing operation                        $0.02          $0.00
                                                        ====           ====

       Average shares outstanding                 16,816,732      8,566,277
       Adjusted for the 1 for 4 stock split

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                      THREE MONTHS ENDED DECEMBER 31, 1997

                                    Common  Stock       Additional
                                 Number of      Par      Paid-In                   Treasury     Notes Receivable
                                   Shares      Value     Capital       Deficit       Stock    Officers & Employees      Total
                                ----------    -------  -----------  ------------  ----------  --------------------   ----------
Balance, September 30, 1997     16,816,732    $16,817  $33,710,648  $(27,870,414) $(944,612)      $(559,274)         $4,353,165

Net income for the three months
  ended December 31, 1997              ---        ---          ---       401,715        ---             ---                 ---
                                ----------    -------  -----------  ------------- ----------      ----------         ----------

Balance, December 31, 1997      16,816,732    $16,817  $33,710,648  $(27,566,559) $(944,612)      $(559,274)         $4,754,880
                                ==========    =======  ===========  ============= ==========      ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                                                             1997             1996
                                                        ------------     ------------
Cash flows from operating activities:
Income (Loss) from continuing operations                 $   401,715      $     4,959
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization                         254,151           87,000
Changes in certain assets and liabilities:
    Accounts receivable                                      131,769           92,845
    Notes receivable                                             ---          150,000
    Inventories                                              (14,674)         (52,686)
    Other current assets                                     (68,840)          10,847
    Other assets                                             (27,930)             226
    Accounts payable and accrued expenses                     60,748         (216,788)
    Payment against settlement of litigation                (250,000)         (40,000)
                                                         ------------     ------------
Net cash provided by (used in)
    Operating activities                                     486,939           46,403
Cash flows from investing activities:
Purchase of property plant and equipment                     (81,029)         (10,604)
                                                         ------------     ------------
Net cash provided by (used in)
    investing activities                                     (81,029)         (10,604)
                                                         ------------     ------------
Cash flows from financing activities:

Repayments of long-term debt                                (689,063)         (41,000)
                                                         ------------     ------------
Net cash provided by (used in)
 financing activities                                       (689,063)         (41,000)

Net change in cash                                          (283,153)          (5,201)
Cash at beginning of period                                  502,304           44,775
                                                         ------------     ------------
Cash at end of period                                    $   219,151      $    39,574
                                                         ============     ============


   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1997



A.       Consolidated Condensed Financial Statements

     The Consolidated Condensed Balance Sheet as of December 31, 1997, the Consolidated Condensed Statement of Operations for the periods ended December 31, 1997 and 1996, the Consolidated Condensed Statement of Shareholders' Equity for the three month period ended December 31, 1997, and the Consolidated Statements of Cash Flows for the periods ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long term debt, convertible debentures or notes, and the sale of common shares, $2,185,704 in 1995, $6,816,833 in 1996 , and $6,842,715 in 1997. As of December 31, 1997, the
Company has cash of approximately $220,000.

     On September 15, 1997 the Company completed the acquisition of Caribbean Medical Testing Center, Inc. (CMT), which was effective as of June 2, 1997 with the payment of $6,000,000 in cash and a note for $1,500,000 bearing interest at 10 1/2% per annum due July 17, 1998. The funding for the acquisition was obtained by the issuance of 3,100,000 shares of common stock and $4,900,000 of notes bearing interest at 9% per annum payable $175,000 a month for 28 months.

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

     In fiscal 1998 the Company anticipates to expand its product line with the addition of new items to the feminine hygiene subsidiary (QHP). A portion of these new products will be manufactured internally by Biopharmaceutics. The Company also anticipates revenues from CMT to increase as negotiations with additional health care insurers are completed.

     The Company believes that the foregoing, along with the additional capital raised through September 30, 1997 will be adequate to meets its current objectives. All sinking fund requirements for the Renaissance convertible debentures were waived by the holder and eliminated in the conversion of the debentures to a new series of convertible debentures on December 15, 1996. On September 30, 1997, the convertible debentures and all accrued interest were converted to common stock.

          RESULTS OF OPERATIONS

     Sales for the quarter ended December 31` 1997 of $2,828,812 represent an increase of 125% from sales of $1,258,518 in the comparable quarter in 1996. Sales for the prior quarter ended September 30, 1997 totaled $3,479,760. Revenues from the CMT of $1,688,932 represents a 100% increase over the comparable quarter since CMT was acquired in June 1997. Sales of generic products increased 9.1% to $518,389 compared to $474,983 in 1996. Sales of feminine hygiene products decreased to $621,491 as compared with $ 783,535 in the comparable quarter in 1996. The decrease in sales was due to a shift in product mix away from high volume low profit products to lower volume higher profit products.

     Gross margins for the first quarter were 48.19% compared to 33.21% in the same quarter in 1996. Gross margin for the prior quarter was 48.79%. Net profits for the first quarter of fiscal 1998 were $401,715 or 14.2% compared to $14,959 or 1.19% in 1997. The increase in both gross margin and net profits were due primarily to the addition of CMT and higher gross profits on the product mix for the generic and feminine hygiene product lines.

     Selling, general and administrative expenses increased to $605,865 in 1998 from $295,349 in the first quarter of 1998 due primarily to expenses in the medical testing subsidiary which did not exist in the comparable quarter of fiscal year 1997. Advertising and selling expenses for the feminine hygiene line increased over the same quarter in 1997. Amortization of intangibles represents goodwill from the medical testing center acquired in June 1997 as well as trademarks and trade names for the feminine hygiene line which was acquired in March 1996.

*Registered Trademark

     Interest expense of $156,968 includes the financing of the medical testing center and the feminine hygiene acquisitions. Interest for the comparable quarter represented only the feminine hygiene acquisition and debenture obligations

PART II   Other Information

   Item 1.  Legal Proceedings

     Amswiss Scientific, Inc.--Amswiss Scientific, Inc. (Amswiss) commenced an action against the Company in the U.S. District Court for the southern district of New York on December 16, 1996. Amswiss asserted a claim for an amount to be ascertained at trial, but believed by Amswiss to be at least two million dollars, plus costs and attorney's fees arising from the alleged failure of the Company to file a Registration Statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss. On September 9, 1997 the Company entered into a settlement with Amswiss in the form of cash and stock totaling $436,300. Payment was made by the issuance of 115,000 shares of common stock and $250,000 cash on November 15, 1997. In addition the Company issued two warrants to purchase 200,000 shares of common stock at $4.00 and $4.50 per share, these warrants expire in November 1998 and November 1999, respectively, and replace existing warrants.

     On November 14, 1997 the Company settled an administrative proceeding pending before a Regents Review Committee of the New York State Education Department. The State Education Department accepted the settlement by an order dated November 14, 1997 and a payment of $10,000 was made in December 1997. The proceeding had been commenced to determine whether or not the Company's license to operate as a pharmaceutical manufacturer in New York should be revoked or suspended, based on the Company's 1993 guilty plea in Federal Court on a variety of charges related to ANDA filings with the Food and Drug Administration in 1988 and 1989. The Company's License remains in effect.

   Item 2. Changes in Securities-Not applicable

   Item 3. Default upon Senior Securities-Not applicable

   Item 4. Submission of materials to a vote of security holders-Not applicable

   Item 5. Other information-Not applicable.

   Item 6. Exhibits and Reports on Form 8-K Not applicable

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








                                 /s/ Edward Fine
                             ----------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                            /s/ Vincent H. Pontillo
                           ------------------------
                              VINCENT H. PONTILLO
                                   Controller




Dated: February 13, 1998