Form 10-Q
period 1998-03-31
BIOPHARMACEUTICS INC
filed 1998-05-15
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1998        Commission File Number 1-9370


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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.


                  Class                               Outstanding

       Common Stock - $.001 Par Value                 17,109,543


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX

                                                                         PAGE
PART I   Financial Information

   Item 1. Financial Statements

   Consolidated Condensed Balance Sheet
   March 31, 1998 (Unaudited) and September 30, 1997 (Audited)            3

   Statements of Operations
   Three Months and Six Months Ended March 31, 1998 and 1997(Unaudited)   4

   Consolidated Statement of Shareholders' Equity
   for the Six Months Ended March 31, 1998                                5

   Consolidated Condensed Statement of Cash Flows
   for the Six Months Ended March 31, 1998 and 1997                       6

   Notes to Condensed Financial Statements (Unaudited)                    7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

PART II. Other Information

  Item 1.         Legal Proceedings                                       9

  Item 2.         Changes in Securities                                   9

  Item 3.         Default upon Senior Securities                          9

  Item 4.         Submission of materials to a
                  vote of security holders                                9

  Item 5.         Other Information                                       9

  Item 6.         Exhibits and Reports on Form 8-K                        9

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                    March 31,     September 30,
                                                      1998            1997
                                                   (Unaudited)      (Audited)
                                                   ------------   -------------

                                     ASSETS

   Current assets:
      Cash                                         $    72,098    $   502,304
      Trade receivables, less allowance for
        doubtful accounts                            2,419,902      1,430,110
      Inventories                                      596,581        603,134
      Prepaid expenses and other assets                482,917        312,983
                                                    -----------   ------------
         Total current assets                        3,571,498      2,848,531

 Property, plant and equipment, at cost,
      net of accumulated depreciation                1,190,252      1,164,462
   Investment in restricted securities                 250,750        250,750
   Intangible assets, at cost, net of
     accumulated amortization                       11,576,294     11,951,677
   Licensing costs, net of accumulated
     amortization                                       46,301         46,301
   Sundry                                               27,984         68,865
                                                   ------------   ------------
                                                   $16,663,079    $16,330,586
                                                   ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Accounts payable-trade                       $ 1,922,801    $ 1,309,344
      Accrued expenses                                 625,878        934,564
      Obligation related to settlement litigation          -0-        250,000
      State income taxes payable                        90,000         90,000
      Current maturities of long-term debt           1,924,100      4,812,824
                                                   ------------   ------------
           Total current liabilities                 4,562,779      7,396,732
                                                   ------------   ------------
    Long-term debt                                   5,846,640      4,005,689
                                                   ------------   ------------
   Convertible debentures payable                      575,000        575,000
                                                   ------------   ------------
   Shareholders' equity:
      Common Stock - par value $.00l per share
       Authorized - 75,000,000 shares
         16,886,732 issued and outstanding              17,110         16,817
      Additional paid-in capital                    34,098,869     33,710,648
      Deficit                                      (26,933,432)   (27,870,414)
                                                   ------------   ------------
                                                     7,182,547      5,857,051
   Less Treasury Stock, at cost
     (413,728 shares)                                 (944,612)      (944,612)
            Notes receivable from officers
              and employees                           (559,274)      (559,274)
                                                   ------------   ------------
                                                     5,678,660      4,353,165
                                                   ------------   ------------
                                                   $16,663,079    $16,330,586
                                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                   Three Months Ended          Six Months Ended
                                       March 31,                   March 31,
                              -------------------------  ---------------------------
                                  1998          1997          1998          1997
                                  ----          ----          ----          ----
Revenues:
  Net sales                   $ 3,095,402   $ 1,500,963   $ 5,924,215   $ 2,759,481
                              ------------  ------------ ------------  -------------
Costs and expenses:
  Cost of sales                 1,431,373       961,940     2,896,840     1,802,449
  Selling, genEral and
    administrative                724,423       382,867     1,330,340       678,216
  Amortization of intangibles     198,747        48,000       397,494        96,000
                              ------------  ------------  ------------  ------------
                                2,354,543     1,392,807     4,624,674     2,576,665
                              ------------  ------------  ------------  ------------
                                  740,859       108,156     1,299,541       182,816
Other income (deductions):
  Other income                      7,745           -0-         8,645           -0-

  Interest expense               (213,334)      (91,602)     (371,202)     (151,303)
                              ------------  ------------   -----------  ------------

Net income (loss)             $   535,270   $    16,554    $  936,984   $    31,513
                              ============  ============  ============  ============

Income per share                    $0.03         $0.00         $0.06         $0.00
                                    =====         =====         =====         =====


Primary income per share            $0.03         $0.00         $0.06         $0.00



Average shares outstanding     16,830,541    10,158,838    16,823,732    10,264,378
(1997 adjusted for 1 for 4
  stock split)




   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 1998



                                   Common  Stock         Additional
                                 Number of      Par       Paid-In                   Treasury      Notes Receivable
                                  Shares       Value      Capital       Deficit       Stock     Officers & Employees     Total
                                 ----------   -------   -----------  -------------  ----------  --------------------  ----------
Balance, September 30, 1997      16,816,732   $16,817   $33,710,649  $(27,870,417)  $(944,612)       $(559,274        $4,353,163

Shares issued in lieu of
  Payment                            20,000        20        34,980           ---         ---              ---            35,000

Shares issued in lieu of
  Payment                            50,000        50        74,950           ---         ---              ---            75,000

Shares issued in lieu of
  Payment                           222,811       223       278,290                                                      278,513

Net income for the six months
  ended March 31, 1998                  ---       ---       936,984           ---         ---              ---           936,984
                                 ----------   -------   -----------  -------------  ----------       ----------       ----------

Balance, March 31, 1998          17,109,543   $17,110   $34,098,869  $(26,933,432)  $(944,612)       $(559,274)       $5,678,660
                                 ==========   =======   ===========  =============  ==========       ==========       ==========

  The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,

                                                               1998             1997
                                                         -------------     -------------
 Cash flows from operating activities:
 Income from operations                                  $    936,984      $     31,513

 Adjustments to reconcile net income  to
     net cash provided by (used in)
     operating activities:
        Depreciation and amortization                         479,836           174,000
        Issuance of Common Stock for
           legal and other professional services              353,513               ---
 Changes in certain assets and liabilities:
     Accounts receivable                                     (989,792)         (100,269)
     Notes receivable                                            ----           150,000
     Inventories                                                6,553             4,445
     Other current assets                                    (157,047)          (22,874)
     Other assets                                              40,881             2,610
     Accounts payable and accrued expenses                    304,771           (39,197)
     Payment against settlement of litigation                (250,000)          (60,000)
                                                         -------------     -------------
 Net cash provided by (used in)
     operating activities                                     725,699           140,228
 Cash flows from investing activities:                   -------------     -------------
 Purchase of property plant and equipment                    (108,132)          (14,293)
 Net cash provided by (used in)
     investing activities                                    (108,132)          (14,293)
 Cash flows from financing activities:                   -------------     -------------
 Issuance of Capital Stock
 Repayments of long-term debt                              (1,047,773)          (62,000)
 Net cash provided by (used in)                          -------------     -------------
    financing activities                                  (1,047,773)          (62,000)

 Net change in cash                                          (430,206)           63,935
 Cash at beginning of period                                  502,304            44,775
                                                         -------------     -------------
 Cash at end of period                                   $     72,098       $   108,710
                                                         =============      ============




   The accompanying notes are an integral part of these financial statements.


                             BIOPHARMACEUTICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1998



A.       Consolidated Condensed Financial Statements


     The Consolidated Condensed Balance Sheet as of March 31, 1998, the Consolidated Condensed Statement of Operations for the three and six month periods ended March 31, 1998 and 1997, the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 1998, and the Consolidated Statements of Cash Flows for the periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1997. Results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long term debt, convertible debentures or notes, and the sale of common shares, $2,185,704 in 1995, $6,816,833 in 1996, and $6,842,715 in 1997. As of March 31, 1998, the Company
has cash of approximately $72,000.

     On September 15, 1997 the Company completed the acquisition of Caribbean Medical Testing Center, Inc. (CMT), which was effective as of June 2, 1997 with the payment of $6,000,000 in cash and a note for $1,500,000 bearing interest at 10 1/2% per annum due July 17, 1998. The funding for the acquisition was obtained by the issuance of 3,100,000 shares of common stock and $4,900,000 of notes, payable $175,000 a month for 28 months bearing interest at 9% per annum.

     On March 31, 1998 the Company completed extensions of the notes incurred in the acquisition of CMT. The $1,500,000 note originally due on July 17, 1998 has been extended to become due on October 1, 1999. Terms of the $4,900,000 have also been modified to be payable at $100,000 per month until February 2002.

     As of March 31, 1998 the Company agreed to issue 272,811 shares of common in lieu of cash payment for certain legal and professional services.

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

     The Company believes that the foregoing, along with the additional capital raised through September 30, 1997 will be adequate to meets its current objectives. All sinking fund requirements for the Renaissance convertible debentures were waived by the holder and eliminated in the conversion of the debentures to a new series of convertible debentures on December 15, 1996. On September 30, 1997, these convertible debentures and all accrued interest were converted to common stock.

     RESULTS OF OPERATIONS

     Revenues for the quarter ended March 31, 1998 were $3,095,402 representing an increase of 106% over revenues of $1,500,963 in the comparable quarter ended March 31, 1997. Revenues for the prior quarter ended December 31, 1997 were $2,828,812. For the six month period ended March 31, 1998 revenues were $5,924,215 versus $2,759,481 in the comparable six months of fiscal 1997. Revenues of CMT of $1,906,563 and $3,595,494 for the quarter and six months ended March 31, 1998 respectively are not comparable to the same period last year since CMT was acquired as of June 2, 1997. Sales for the Generic products for the quarter were $568,959 which was a slight decline from sales of $588,947. Year to date sales of Generic products increased by 2.5% to $1,087,348 as compared to $1,063,930 for the same six month prior year period. Revenues for the feminine hygiene line declined to $619,882 for the quarter ended March 31, 1998 as compared to $912,016 for the same quarter last year. Year to date revenues for the feminine hygiene line declined to $1,241,373 for the six month period as compared to $1,695,551 for the same period last year. The decline in revenues is due in part to the consolidation of the industry and the shift from high volume low profit product lines to lower volume more profitable product lines .

     Gross margins for the quarter ended March 31, 1998 were 53.76% compared to 35.91% in the same quarter in 1997. Gross margin for the prior quarter was 48.19%. Gross margins for the six months ended March 31, 1998 were 51.10% compared to 34.68% in the same period in 1997. Net profits for the second quarter of fiscal 1998 were $535,270 or 17.3% compared to $16,554 or 1.10% in 1997. The increase in both gross margin and net profits were due primarily to the addition of CMT and higher gross profits on the product mix for the generic and feminine hygiene product lines.

     Selling, general and administrative expenses increased to $724,423 from $382,867 and $1,330,340 from $678,216 for the quarter and six months ended March 31, 1998 respectively due primarily to expenses in the medical testing subsidiary which did not exist in the comparable quarter of fiscal year 1997. Advertising and selling expenses for the feminine hygiene line increased over the same quarter in 1997. Amortization of intangibles represents goodwill from the medical testing center acquired in June 1997 as well as trademarks and trade names for the feminine hygiene line which was acquired in March 1996.

*Registered Trademark

     Interest expense of $213,334 and $371,202 for the quarter and six months ended March 31, 1998 includes the financing of the medical testing center and the feminine hygiene acquisitions. Interest for the comparable quarter represented only the feminine hygiene acquisition and debenture obligations.




PART II--Other Information


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

Item 2.  Changes in Securities-Not applicable

Item 3.  Default upon Senior Securities-Not applicable

Item 4.  Submission of materials to a vote of security holders-Not applicable

Item 5.  Other information

     On May 5, 1998 Company's subsidiary Caribbean Medical Testing Center Inc. and United HealthCare of Puerto Rico mutually entered into a termination agreement for the contract between the two companies dated June of 1997.

     Effective January 1, 1998 the Company entered into an employment contract with Mr. Edward Fine extending his employment until September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K Not applicable

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.








                                 /s/ Edward Fine
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

             By: EDWARD FINE, President and Chief Executive Officer







                             /s/ Vincent H. Pontillo
                               VINCENT H. PONTILLO
                                   Controller




Dated: May 15, 1998