Form 10-Q
period 1998-06-30
BIOPHARMACEUTICS INC
filed 1998-08-20
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998         Commission File Number 1-9370


                             BIOPHARMACEUTICS, INC.


           DELAWARE                                   13-3186327
     (State of Incorporation)           (I.R.S. Employer Identification No.)


                   990 Station Road, Bellport, New York 11713
               (Address of Principal Executive Office) (Zip Code)



        Registrant telephone number, including area code: (516) 286-5800


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998.


                         Class                      Outstanding
                         -----                      -----------

            Common Stock - $.001 Par Value           17,264,143

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX
                                                                        PAGE
                                                                        ----
PART I   Financial Information

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         June 30, 1998 (Unaudited) and September 30, 1997 (Audited)      3

         Statements of Operations
         Three Months and Nine Months Ended June 30, 1998
         and 1997(Unaudited)                                             4

         Consolidated Statement of Shareholders' Equity
         for the Nine Months Ended June 30, 1998 (Unaudited)             5

         Consolidated Condensed Statement of Cash Flows
         the Nine Months Ended June 30, 1998 and 1997 (Unaudited)        6

         Notes to Condensed Financial Statements (Unaudited)             7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-9

PART II

   Item 1. Legal Proceedings                                             10

   Item 2. Changes in Securities                                         10

   Item 3. Default upon Senior Securities                                10

   Item 4. Submission of materials to a
           vote of security holders                                      10

   Item 5. Other Information                                             10

   Item 6. Reports on Form 8-K                                           10

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                  June 30,       September 30,
                                                    1998             1997
                                                -------------     -------------
                                                 (Unaudited)       (Audited)
                                                -------------     -------------

                                     ASSETS
Current assets:
  Cash                                          $     10,444     $    502,304
  Trade receivable, less allowance for
    doubtful accounts                              1,567,677        1,430,110
  Note receivable                                          0                0
  Inventories                                        674,670          603,134
  Prepaid expenses and other assets                  384,499          312,983
                                                -------------    -------------
           Total current assets                    2,637,240        2,848,531

  Property, plant and equipment, at cost,
    net of accumulated depreciation                1,184,829        1,164,462
  Investment in restricted securities                      0          250,750
  Intangible assets, at cost, net of
    accumulated amortization                      11,403,975       11,951,677
  Licensing costs, net of accumulated
    amortization                                      46,301           46,301
  Sundry                                              28,046           68,865
                                                -------------    -------------
                                                $ 15,300,391     $ 16,330,586
                                                =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable-trade                        $  2,141,694     $  1,309,344
  Obligation Related to Settlement of Litigation           0          250,000
  Accrued expenses                                   719,414          934,564
  State Income Taxes Payable                          90,000           90,000
  Current maturities of long-term debt             2,823,605        4,812,824
                                                -------------    -------------
               Total current liabilities           5,774,713        7,396,732

Long-term debt                                     4,467,902        4,005,698
Convertible debentures payable                       575,000          575,000

Shareholders' equity:
  Common Stock - par value $.00l per share
    Authorized - 75,000,000 shares
    Issued - 17,264,143 shares, 10,217,770, 1996      17,264           16,817
    Additional paid-in capital                    34,199,853       33,710,648
    Deficit                                      (28,230,455)     (27,870,414)
                                                -------------    -------------
                                                   5,986,662        5,857,051
Less Treasury Stock, at cost
  (413,728 shares 1994)                             (944,612)        (944,612)
  Notes receivable from officers and employees      (559,274)        (559,274)
                                                -------------    -------------
                                                   4,482,776        4,353,165
                                                -------------    -------------
                                                $ 15,300,391     $ 16,330,586
                                                =============    =============

 The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                  June 30,                     June 30,
                                         --------------------------  --------------------------
                                             1998          1997          1998          1997
                                         -----------   -----------   -----------   -----------
Revenues:
  Net sales                              $ 1,805,778   $ 1,884,033   $ 7,729,993   $ 4,643,514
                                         ------------  -----------   ------------  ------------
Costs and expenses:
  Cost of sales                            1,376,980     1,028,776     4,273,821     2,644,751
  Selling, general and
    administrative                         1,052,573       461,692     2,382,865     1,025,654
  Amortization of intangibles                195,227        48,000       592,721       144,000
                                         ------------  ------------  ------------  ------------
                                           2,624,780     1,538,468     7,249,407     4,114,738
                                         ------------  ------------  ------------  ------------
                                            (819,002)      345,564       480,586       528,776
                                         ------------  ------------  ------------  ------------
Other income (deductions):
  Other income                                     0             0          0                0
  Interest expense (including
    interest to officer)                    (207,744)      (90,651)     (570,301)     (241,954)
                                         ------------  ------------  ------------  ------------
Net income (loss) from
  continuing operations                   (1,026,746)      254,913       (89,715)      286,822

Settlement of Litigation                     (19,478)            0       (19,478)            0
Write off of Investment                     (250,750)            0      (250,750)            0
                                         ------------  ------------  ------------  ------------
Net income (loss)                        $(1,296,974)  $   254,913   $  (360,039)  $   286,822
                                         ============  ============  ============  ============
Income (loss) per share
  Continuing operations                       $(0.08)        $0.02        $(0.02)        $0.03
                                              =======        =====        =======        =====

Primary income (loss) per share
  Continuing operation                        $(0.08)        $0.02        $(0.02)        $0.03
  Discontinued operations                       0.00          0.00          0.00          0.00
  Net income (loss)                           $(0.08)        $0.02        $(0.02)        $0.03

Average shares outstanding                17,111,223    10,540,284    16,919,454    10,540,284


   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1998

                                           Common  Stock
                                        -------------------   Additional
                                          Number of     Par    Paid-In                  Treasury    Notes Receivable
                                           Shares     Value    Capital       Deficit      Stock    Officers & Employees    Total
                                        ----------  ------- -----------  -------------  ---------- --------------------  -----------
  Balance, September 30, 1997           16,816,732  $16,816 $33,710,649  $(27,870,416)  $(944,612)      $(559,274)       $4,353,163

  Shares issued in 2/28/98
    in lieu of payment                      20,000       20      34,980           ---         ---             ---            35,000

  Shares issued 3/26/98
    Stratmore capital                       50,000       50      74,950           ---         ---             ---            75,000

  Shares Issued 4/98
    Berkshire Financial in lieu of fees    160,000      160     199,840           ---         ---             ---           200,000
    Weinberg, Kaley in lieu of fees         62,811       63      78,450           ---         ---             ---            78,813

  Shares Issued 6/30                       154,600      155     100,984           ---         ---             ---           101,139

  Net income for the nine months
   ended June 30, 1997                         ---      ---         ---      (360,039)        ---             ---          (260,039)
                                        ----------  -------  -----------  -------------  ----------      ----------      -----------
  Balance, June 30, 1997                17,264,143  $17,264  $34,199,853  $(28,230,455)  $(944,612)      $(559,274)      $4,482,776
                                        ==========  =======  ===========  =============  ==========      ==========      ===========

 The accompanying notes are an integral part of these financial statements.

                                  5

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                                                         1998           1997
                                                    ------------   ------------
Cash flows from operating activities:
Income (loss) from continuing operations            $   (360,039)  $   286,822
Profit (loss) from discontinued operations
Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
  operating activities:
    Write-off of Investment                             250,750              0
    Issuance of Common Stock in Lieu
      of Fees                                           388,813              0
    Depreciation and amortization                       721,622        114,227
Changes in certain assets and liabilities:
  Accounts receivable                                  (178,808)      (804,975)
  Notes receivable                                            0        150,000
  Inventories                                           (45,145)      (150,951)
  Other current assets                                  (71,516)      (250,569)
  Other assets                                          260,392         12,435
  Accounts payable and accrued expenses                 367,200      1,046,946
  Payment against settlement of litigation             (250,000)             0
  Payment against Medicare settlement                         0              0
                                                    ------------   ------------
Net cash provided by (used in)
  operating activities                                1,083,269        403,935
Cash flows from investing activities:
Purchase of property plant and equipment               (149,268)      (744,122)
Trademarks, tradenames, and intangibles                       0     (7,251,118)
                                                    ------------   ------------
Net cash provided by (used in)
  investing activities                                 (149,268)    (7,995,240)
Cash flows from financing activities:
Proceeds for Issuance of Common
  Stock                                                 101,139        575,000
Short term debt incurred                                      0      7,550,000
Repayments of long-term debt                         (1,527,000)      (450,000)
                                                    ------------   ------------
Net cash provided by (used in)
  financing activities                                        0      7,675,000
Net change in cash                                     (491,860)        83,695
Cash at beginning of period                             502,304         44,775
                                                    ------------   ------------
Cash at end of period                               $    10,444    $   128,470
                                                    ============   ============



   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 1998



A.       Consolidated Condensed Financial Statements

     The Consolidated Condensed Balance Sheet as of June 30, 1998, the Consolidated Condensed Statement of Operations for the three and nine month periods ended June 30, 1998, the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30, 1998, and the Consolidated Statement of Cash Flows for the periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

     The Company has financed its operating requirements, for the last four years, primarily by the issuance of short and long term debt, convertible debentures or notes and the sale of common shares, $2,185,704 in 1995, $6,816,833 in 1996, $6,842,715 in 1997 and $101,139 in 1998. As of June 30, 1998
the Company has cash of approximately $10,444.

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

     As of June 30, 1998 the Company agreed to issue 292,811 shares of common stock in lieu of cash payment for certain legal and professional services. Company completed its acquisition of a product line from London International US Holdings, Inc. (LIUSH) which has previously generated sales in excess of the Company's 1995 total sales and should generate substantial working capital to the Company. The cost of approximately $3,600,000 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 to be paid over a number of years. The brands acquired have been on the market for more than ten years each and are sold under the names Vaginex*, Koromex*, Koroflex*, and Feminique*. LIUSH is one of the largest condom manufacturers in the U.S. and had decided to sell its Feminine Hygiene brands in order to concentrate its efforts on its core business.

     In fiscal 1998 the Company anticipates to expand its product line with the addition of new items to the feminine hygiene subsidiary (QHP). A portion of these new products will be manufactured internally by Biopharmaceutics. The Company also anticipates revenues from CMT to increase as negotiations with additional health care insurers are completed.

     The Company believes that the foregoing, along with the additional capital raised through June 30, 1998 will be adequate to meets its current objectives. All sinking fund requirements for the Renaissance convertible debentures were waived by the holder and eliminated in the conversion of the debentures to a new series of convertible debentures on December 15, 1996. On September 30, 1997, these convertible debentures and all accrued interest were converted to common stock.

*Registered Trademark

         RESULTS OF OPERATIONS
         ---------------------


     Revenues for the third quarter ended June 30, 1998 were $1,805,778 representing a decrease of 4% over the $1,884,033 in the comparable 1997 quarter. Revenues for the prior quarter ended March 31, 1997 totaled $3,095,402. For the nine months ended June 30, 1998, sales totaled $7,729,993 versus
$4,643,514 in the nine month period ended June 30, 1997. Sales of Feminine Hygiene products decreased to $758,276 from $760,384 in the previous comparable quarter. Sales of Feminine Hygiene products for the first nine months totaled $1,612,972 versus $2,455,936 for the comparable nine months of 1997. Sales of pharmaceutical products decreased 15 % for the quarter to $415,432 from the $491,579 shipped in 1997. For the nine months ended June 30, 1998 pharmaceutical sales totaled $1,576,102 compared to $1,555,509 shipped in 1997 an increase of 1.5%. CMT revenues for the quarter ended June 30, 1998 were $945,514 as compared to $632,070 in the same quarter of 1997. For the nine months ended June 30, 1998 CMT revenues were $4,540,919. as compared to the $632,070 in the prior year as CMT was acquired on June 2, 1997.

     Gross margin for the quarter was 23% compared to 45% in the comparable 1997 quarter. Gross margin for the prior quarter totaled 48%. For the nine months ended June 30, 1998, gross margin was 44% and 43% respectively. The decrease in gross profit in the quarter ended June 30, 1998 was primarily due one time costs associated with the validation of new testing equipment for CMT to expand its range of procedures, and lower Feminine Hygiene sales.

     Selling, general and administrative expenses increased to $1,052,573 from $509,692 in the fiscal 1997 quarter due primarily to selling expenses for CMT which was acquired in June of 1996 . Also included in the quarter are reserves of $300,000 against disputed accounts receivable. For the nine months selling, general and administrative expenses increased to $2,382,865 vs. $1,025,654 in the comparable prior year nine months for similar reasons. The increase in Amortization of intangibles primarily represents Goodwill incurred in the CMT acquisition of June 1997.

     Interest expense of $207,704 for the quarter includes the financing of the Feminine Hygiene and CMT acquisitions, interest expense of the convertible debentures. Interest expense for the comparable quarter represented only financing of the Feminine. Hygiene line and debenture obligations. For the nine months ended June 30, 1998, interest expense of $570,301 included the financing of the acquisitions, and interest on the convertible debentures.

     In the quarter ending June 30, 1998 the Company took a one time expense of $250,750 to write down a questionable investment.

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

     In June 1998 the Company reached a settlement with Harry Heller Research Corp. in regards to a suit filed in respect to Privavera and Treo. The amount settled for was $19,488.

   Item 2.  Changes in Securities-Not applicable

   Item 3.  Default upon Senior Securities-Not applicable

   Item 4.  Submission of materials to a vote of security holders-
            Not applicable

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

  Item 6.   Exhibits and Reports on Form 8-K

            Resignation of Edward Fine as President and Chief Executive Officer and his replacement filed August 10, 1998.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.







                               /s/ Jonathan Rosen
                               ------------------
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

            By: Jonathan Rosen, President and Chief Executive Officer









                             /s/ Vincent H. Pontillo
                             -----------------------
                               Vincent H. Pontillo
                                   Controller




Dated:  August, 20,  1998