Form 10-K
period 1998-09-30
BIOPHARMACEUTICS INC
filed 1999-02-19
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1998
                       Commission file number: 0-17750


                             BIOPHARMACEUTICS, Inc.
            ----------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                             13-3186327
            --------------------            ----------------------------
            State of Corporation            (I.R.S. Employer ID. Number)

      990 Station Road  Bellport,  NY               11713
----------------------------------------          ---------
(Address of Principal Executive Offices)          (Zip Code)

  Registrant's Telephone Number, Including Area Code:  (516) 286-5800
                                                       ---------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class              Name of Each Exchange on Which Registered
-------------------------------      ------------------------------------------
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

                 Yes    x                  No.
                     ------                    -------

     The aggregate market value of the voting stock owned by non-affiliates of the Registrant on November 30, 1998 was $3,300,322. On such date, the mean price at which the stock was sold was $0.19 per share.

     The number of shares of Common Stock, $.001 Par Value, outstanding as of November 30, 1998 was 17,370,118, exclusive of outstanding, unexercised options.

                DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           BIOPHARMACEUTICS, INC.

                                 FORM 10-K
              (Filed for Fiscal Year Ended September 30, 1998

                             TABLE OF CONTENTS
                                                                   Page No.
Part I.

  Item 1.           Business . . . . . . . . . . . . . . . . . . . .   3
  Item 2.           Properties       . . . . . . . . . . . .  . . .    8
  Item 3.           Legal Proceedings. . . . . . . . . . . . . .       9
  Item 4.           Submission of Matters to
                     a Vote of Security Holders    . . . . . .        10

Part II.

  Item 5.           Market for Registrant's Common
                     Stock and Related Shareholder
                     Matters        . . . . . . . .. . . . . . . . .  10
  Item 6.           Selected Financial Data   . . .. . . . . .        11
  Item 7.           Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations     . . . . .. . . . . . . . . . . .  12
  Item 8.           Financial Statements and Supplementary Data       13
  Item 9.           Disagreements on Accounting and Financial
                     Disclosure     . . . . . . . . . . . . . . . . . 13

Part III.

  Item 10.          Directors and Executive Officers   . . . . . . .  13
  Item 11.          Executive Compensation    . . . . . . . . . . .   14
  Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management   . . . . . . . . . . . .  16
  Item 13.          Certain Relationships and Transactions      . .   17

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

                  Business Operations

                  Recent Developments

     On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Center Inc. (''CMT''), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. A fee of $50,000 was paid to a Director of the Company by Dondo for services rendered on its behalf in said transaction. The results of operations of CMT for the fiscal year have been classified as discontinued operations and prior periods have been restated.(See Certain Relationships and Related Transactions)


     In connection with the Company's restructuring plan, (discussed below) the manufacturing operations of its generic pharmaceutical products subsidiary were discontinued effective September 30, 1998. The Company is presently liquidating the entire Manufacturing operations. The operations of this division for the three years ended September 30, 1998 have been reported as discontinued operations in the accompanying consolidated statement of operations.

                  Fiscal 1998 Operations

                  Background

     The Company's business operations, in fiscal year 1997, were principally conducted through three wholly owned subsidiaries: Biopharmaceutics, Inc. ("Biopharm"), a New York corporation, engaged in the manufacturing of pharmaceutical products, Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from London International Group, Inc.("LIG"), and Caribbean Medical Testing Center, Inc. ("CMT"), a company engaged in specialty medical testing and laboratory services in Puerto Rico, acquired in June 1997 from the founder of that company, a non-affiliated person.

     In addition, the Company holds the license rights to Mitolactol ("DBD"), a cytotoxic chemotherapy agent which holds "Orphan Drug Status" for both the treatment of cervical cancer and brain cancer . On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (now ABS Group, Inc. "ABS") to finance the final development and completion of the regulatory process for Mitolactol. (See Joint Venture)

                  Current Operations

     As previously announced in July 1998 and disclosed to shareholders in a Letter to Shareholders dated September 1998, the Company's Board of Directors effectuated a restructuring of management and adopted a plan to restructure operations with a view to reducing overhead, long-term and short-term debt and retaining only those operations deemed to have the best likelihood to produce future profits. In this regard, it was determined that the feminine hygiene Branded products operation was to constitute the Company's core business.

                  Feminine Hygiene Products

     In March 1996, the Company through QHP, acquired certain feminine hygiene Branded products from London International Group, Inc. ("LIG"). LIG is one of the largest latex products manufacturers in the U.S. The brands acquired are sold under the names Vaginex*, Koromex*, Koroflex* and Feminique* and have been established on average more than thirty years with Koromex* being established since 1933.* Trademarks

     Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and domestic government agencies. The Company's sales are conducted by eight independent Sales Representative Organizations. Each of these representative organizations calls on the key accounts that carry the lines. The Company expects its sales representatives to expand sales of the lines by expanding the customer base and by receiving greater support from the Company in promoting the products.

     At one time, sales of these Brands ran at a substantially higher level than they are currently. The Brands are sold as value-priced brands, but not all customers are carrying all the Company's Branded products. In addition, no sales are currently being made to mass merchandisers such as Wal-Mart, K-Mart, Target, Venture or Ames. The Company expects to be making a concerted sales effort to introduce QHP's Brands to these accounts.

                 Biotechnology

     In November 1993, the Company acquired three principal assets from Amswiss Scientific, Inc. a non-affiliated Canadian Corporation (Amswiss); (i) the license rights to DBD, (ii)certain patent rights, including the U.S.A. patent to a peptide, Nitroso N-Beta Chloroethyl Carbamoyl ("NNB"), and (iii) were agreements with the Central Research Institute for Chemistry of the Hungarian Academy of Sciences ("CRIC"), and a group of scientists associated with the Semmelweiss Medical University, Budapest, Hungary (the "Group") for the development of two anti-sense oligonucleotides which have displayed anti-tumor and anti-metastatic activity.

     DBD is a cytotoxic, chemotherapy agent used in the treatment of cancer. DBD was developed and patented by Chinoin Pharmaceutical and Chemical Works, Budapest, Hungary and eventually licensed to Amswiss from whom the Company acquired its rights. The Company had also obtained from Amswiss, DBD's Orphan Drug Status for the treatment of cervical cancer and brain cancer, granted by the U.S. Food and Drug Administration ("FDA"). Orphan Drug Status provides patent-like protection for off-patent drugs. Since DBD is no longer covered by a patent, the Orphan Drug Status will provide important protection if and when the Company obtains a New Drug Application ("NDA").

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

     The Company will be required to file an NDA with the FDA and receive approval from the FDA before any U.S. commercial sales or marketing of DBD can commence. In September 1996, the Company entered into a Joint Venture Agreement with ABS Group, Inc. for the further development of DBD (See "Joint Venture").

                  Joint Venture

     On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (a Utah Corporation) to finance the final development of DBD (also known as Mitolactol). The Joint Venture agreement provided, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license. Payment terms included 425,000 shares of restricted common stock of ABS and $150,000 paid in 1996. The balance of the payments were to occur in varying amounts of common shares and or cash coinciding with filings with the Food and Drug Administration and the approval of various investigational new drug applications. Additionally, a contribution to the joint venture by ABS of $1,000,000 was to be made in varying amounts through August 1997, of which only $400,000 has been contributed as of September 30, 1998. The Company was to share in the net profits from the sale of the approved drug on a 60/40 basis until it recovered at least $2,000,000, then share on the basis of 55/45 on subsequent profits. In October 1998, the Agreement was amended whereby ABS was granted an irrevocable 10% interest in any monies due the Company in the event of any sale of any cancer drug of the joint venture. In addition, the additional funding requirements of ABS were canceled. The Company is attempting to fund the process of DBD's regulatory approval through other sources.

     The Company in 1996 recorded an income of $400,750, representing the note received of $150,000 and $250,750, the value of the aforementioned 425,000 shares. The value of the restricted common shares was based upon an independent appraisal made by an investment banking firm. The market value at September 30, 1998 was negligible, and the Company wrote off the value of the restricted common shares.

            Discontinued Operations

     On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Center Inc. (CMT), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow to pay specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc.(''Dondo'')by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. The results of operations of CMT for the fiscal year have been classified as discontinued operations and prior periods have been restated accordingly. (see
Note 15(b) of Notes to Consolidated Financial Statements and Certain Relationships and Related Transactions).

     In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical products subsidiary were discontinued effective September 30, 1998. The Company is presently liquidating the entire manufacturing operation. The operations of this division for the three years ended September 30, 1998 have been reported as discontinued operations in the accompanying consolidated statement of operations.(see Note 15(c) of Notes to Consolidated Financial Statements)

     Pursuant to a September 1996, Board of Directors Resolution, the Company filed a Chapter 7 Bankruptcy petition on December 13, 1996 in United States District Court for the Eastern District of New York for its subsidiary, Biopharm Lab, Inc. As a result, the Company wrote off the excess of liabilities over the subsidiaries assets, which was reflected as a gain on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1996.

                  Employees

         As of September 30, 1998, the Company had 40 employees.


         Related-Financing

     In March, 1995, the Board of Directors approved an offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $217,000 during the year ended September 30, 1996, resulting from the sale of 1,273,071 shares of common stock. During January 1996, the Board of Directors authorized the issuance of additional shares of common stock pursuant to offerings under Regulation S to fund the working capital needs of the Company. In connection with this Resolution, the Company received approximately $2,363,000 from January 1996 to September 1996, resulting from the sale of 10,572,257 shares of common stock.

     In March of 1997 the Board of Directors authorized an offering of convertible debentures with interest at 10% per annum payable in cash or common stock at the Company's option . The debentures can be converted at the holder's option at any time after the 181st day of the date of issuance into the Company's common stock in its entirety or in multiples of $1,000, at a conversion price equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion rights. The Company received $575,000, as of June 1997 from these debentures.

     During August and September, 1997, the Company authorized additional shares of common stock pursuant to offerings under Regulation S for the funding of the purchase of CMT. In connection, the Company received $1,375,000, resulting from the sale of 3,115,385 shares of common stock.

     In June, 1998 the Board of Directors authorized additional offerings pursuant to Regulation S of 1,500,000 shares of common stock for working capital requirements. The Company received approximately $183,000, resulting from the sale of 232,100 shares of its common stock.

     In December 1998 the Board of Directors authorized the issuance of Rule 144 restricted shares of common stock in a private placement to raise up to $1,000,000 in order to provide immediate and essential working capital and to further develop the Quality Health Products, Inc. line of feminine hygiene Branded products. This funding is expected to be used to help increase the value and market share of the Brand names and for the purchase of inventory. As a result of this private placement, the Company raised $800,000; $100,000 in December, 1998, $500,000 in January 1999 and $200,000 in February 1999.

ITEM 2.  PROPERTIES

     On January 15, 1999, the Company signed a lease for 15,000 square feet of the facility in Bellport, New York, which contains the Company's headquarters, warehousing. The lease is for one year with an option to renew for an additional year. The current space is adequate to meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On July 28, 1998, the Company's former President tendered his resignation and then commenced an action on September 15, 1998 against the Company asserting non-payment of, among other things, salary of $23,000 and fees arising from a consulting agreement aggregating approximately $94,000. The Company intends to vigorously defend this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payroll have been provided for in the accompanying financial statements.

     The Company has accrued estimated settlements of pending litigation aggregating $219,000 and recorded this amount in its consolidated statements of operations for the year ended September 30, 1998. These claims are substantially in connection with alleged legal services performed and disputes over merchandise purchased.

     In October 1997, a Settlement Agreement was entered into where by the Company paid Amswiss Scientific, Inc. ("Amswiss"), $250,000 in November, 1997 and issued 115,000 shares of the Company's common stock to Amswiss, valued at $186,300, as a result of an action against the Company in 1996 arising from the alleged failure of the Company to file a registration statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss. The operations for the year ending September 30, 1997 reflected a charge aggregating to $436,300 for this settlement. In addition, pursuant to the settlement agreement, the Company issued warrants to purchase 200,000 shares of common stock. These unexpired warrants, exercisable at $4.50 per share, expire in November, 1999. (See Note 14 of Notes to Consolidated Financial Statements).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS

                   Not Applicable

                             PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS

     The Company's Common Stock is traded principally on the OTC Bulletin Board under the symbol "BOPM."

     Prior to December 1, 1986, the Company's Common Stock was listed on the National Association of Securities Dealers, Inc. automated quotation system under the symbol "PATS." On December 19, 1986, the Company's Common Stock was listed on The American Stock Exchange (AMEX) under the symbol ("IGN") On May 24, 1988, trading commenced on the AMEX under the symbol BPH, reflecting the most recent name change from Integrated Generics, Inc. to Biopharmaceutics, Inc. On July 13, 1995 the AMEX delisted the trading of the Company's Common Stock. On July 14, 1995, the Company was listed on the OTC Bulletin Board under the symbol "BIOP."

     On May 2, 1996, the Company's symbol was changed to BOPH. In June 1997 the Company had a 1 for 4 reverse stock split and the symbol was changed to BOPM.

     As of November 30, 1998, there were approximately 900 holders of record of Common Stock and approximately 4,500 holders in street name. On that date, the Company's Common Stock closed at $0.19 per share on the OTC Bulletin Board.

     The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that dividends will not be paid to shareholders.

     The trading range for the stock for each quarterly period from October l, 1995 to September 30, 1998 was as follows: The trading ranges for Fiscal years 1996 and the first half of Fiscal 1997 have been restated to reflect the 1 for 4 reverse stock split of June 1997.

                                                High             Low

   Oct. 1 - Dec. 31, 1995                      $2.40             $1.00
   Jan. 1 - Mar. 31, 1996                      $2.12             $0.84
   Apr. 1 - June 30, 1996                      $1.72             $1.12
   July 1 - Sept. 30, 1996                     $1.28             $1.00

   Oct. 1 - Dec. 31, 1996                      $2.20             $0.96
   Jan. 1 - Mar. 31, 1997                      $2.80             $1.84
   Apr. 1 - June 30, 1997                      $2.50             $1.56
   July 1 - Sept. 30, 1997                     $2.50             $1.68

   Oct. 1 - Dec. 31, 1997                      $2.50             $1.81
   Jan. 1 - Mar. 31, 1998                      $1.95             $1.25
   Apr. 1 - June 30, 1998                      $1.44             $0.55
   July 1 - Sept. 30, 1998                     $0.75             $0.13

ITEM 6.  SELECTED FINANCIAL DATA

              (Amounts in Thousands Except Per Share Data)
                         Years Ended September 30,

                                1998        1997      1996      1995       1994
Selected Operating Data (*)

Continuing Operations:
  Revenues                      $1,999     $3,529    $1,705      -0-        -0-
  Net Profit(Loss)              (1,758)       141       244      -0-        -0-
  Net Profit(Loss) Per Share     (0.11)      0.01      0.03      -0-        -0-

Discontinued Operations:
  Net  (Loss)                   $(3,473)     $(96)    $(270)   $(960)  $(4,671)
  Net  (Loss) Per Share          (0.20)      (0.01)   (0.03)   (1.66)    (1.07)

Selected Balance Sheet Data
  Total Assets                   $3,930     $16,331   $5,817   $1,421   $10,472
  Total Liabilities               4,088      11,977    5,424    3,639     3,095
  Long-Term Debt                  2,002       4,581    3,026    1,131     1,525

Shareholders' Equity (Deficiency
  in Assets)                      $(157)     4,353       393   (2,218)    6,567
Dividends Declared                 None       None      None      None     None

     *Recasted to reflect the continuing operations of the Feminine Hygiene and Family Planning Products division which began operations in March 1996, date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FNANCIAL CONDITION AND RESULTS OF OPERATIONS

                 LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long term debt, convertible debentures or notes and the sale of common stock in the Company. The Company incurred $2,000,000 of long term debt in fiscal 1996 for the acquisition of the feminine hygiene product line. In fiscal 1997, the Company incurred long term debt of $575,000 with the issuance of Convertible debentures. As of September 30, 1998 all other long term debt incurred was converted to common stock, repaid or canceled. The Company also raised capital from the sales of common shares the proceeds of which were as follows: $2,547,658 in fiscal 1996, $1,075,000 in fiscal 1997 and $182,556 in fiscal 1998. As of September 30, 1998, the Company had cash of approximately $34,000.

     With the restructuring of the Company, the feminine hygiene Branded products have become the core business with which the Company expects to grow. The acquisition price of approximately $3,600,000 in March 1996 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 whose payment was restructured in December, 1998.(See Notes 6(a) and 9(a) of Notes to Consolidated Financial Statements) The Brands which were acquired have been established approximately thirty years on average and are sold under the names Vaginex*, Koromex*, Koroflex* and Feminique*. LIG is one of the largest manufacturers of latex products in the U.S.*Trademark

     Sales  of these  Brands  are  being  made to food  and  drug  chains,  drug wholesalers, domestic and overseas distributors, clinics, and domestic government agencies. The Company's sales are conducted by eight independent Sales Representative Organizations. Each of these representative organizations call on the key accounts who carry the lines. The Company expects its sales representatives to expand sales of the lines by expanding the customer base and by receiving greater support from the Company in promoting the products.

     The Company believes that the foregoing, along with the additional capital of $800,000 raised in connection with the private placement of up to $1,000,000 of common stock (as authorized in December 1998) and the restructuring of its long term debt will be adequate to meet its current objectives.

                  RESULTS OF OPERATIONS

                  1998 compared to 1997

     Sales and Revenues for the fiscal year ended September 30, 1998 totals $1,998,972 versus $3,529,114 for the prior fiscal year. The drop in revenues for the feminine hygiene product line was due to supply problems resulting from cash flow difficulties related to the discontinued divisions. The Company operated at a gross profit of 52% as compared with 59.9% in the prior year. The decline in gross profit is directly related to a shift in product mix during the year. The increase in selling, general and administrative expenses is due primarily to increases in advertising allowances, legal fees and expenses for the feminine hygiene line.

     Amortization of intangibles of $207,065 is the amortization of Tradenames and Trademarks, which compares with the $192,000 of amortization in the prior fiscal year. Other expenses for fiscal 1998 consist of accrued expenses of approximately $219,000 for possible settlements of pending litigation. The write off of $297,051 relates to the Company's write-off of an investment in ABS Group, Inc.'s restricted shares totaling $250,750 and the write-off of $46,301 in miscellaneous licensing costs.

                  1997 compared to 1996

     Sales and Revenues for the fiscal year ended September 30, 1997 totaled $3,529,114 compared to sales of $1,705,337 in 1996. The feminine hygiene product line was acquired in March 1996. The Company operated at a 59.9% gross profit in fiscal 1997 compared to a 52.6% gross profit in the prior fiscal year due to a shift in product mix. The increase in selling, general and administrative expenses in 1997 from 1996 is primarily due to increased freight, commissions and other expenses associated with the increased sales volume in 1997.

     Amortization of intangibles of $192,000 represents the amortization of Tradenames and Trademarks which compares to the $99,600 of amortization of Tradenames and Trademarks 1996.(which were acquired in March, 1996) Other expenses in fiscal 1997 include the settlement of the Amswiss lawsuit in September 1997 in the amount of $436,300, consisting of $250,000 in cash and the balance of $186,300 by the issuance of 115,000 shares of common stock. Interest expense for the year ended September 30, 1997 included $114,212 of interest incurred in the acquisition of CMT and $152,232 of interest on the note payable for the feminine hygiene product line.

                  1996 compared to 1995

     Amortization of intangibles of $99,600 represents tradenames and trademarks amortization from assets acquired in the feminine hygiene acquisition in March 1996. It compares to the amortization of the Amswiss assets of $545,377 which were written off in September 1995 and other license amortization of $30,887.
Other income for 1996 includes income related to the contribution of licenses and rights to the joint venture of $400,750 . Interest expense of $282,069 for the year ended September 30, 1996 includes $100,688 related to the $2,000,000 in notes payable used in the financing of the acquisition of the feminine hygiene product line.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Schedules, at page F-1, which immediately follows page 25.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

                  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following list sets forth information as of November 30, 1998, as to all directors and executive officers of the Company during its fiscal year ended September 30, 1998.

     RUSSELL CLEVELAND, age 60, in addition to being a Director of the Company, is Chairman of the Board of Directors of the Company. Mr. Cleveland is the principal founder of Renaissance Capital Inc. Mr. Cleveland serves as a director of Danzer Corporation; Tutogen Medical Inc; Sunrise Media Inc.; Renaissance Capital Growth and Income Fund III, Inc.; Renaissance US Growth and Income Trust, PLC (London); and Renaissance Capital Partners, Ltd. Mr. Cleveland is a graduate of the Wharton School of Business, University of Pennsylvania.

     JONATHAN ROSEN, age 36, is a Director of the Company and was appointed Acting President & Chief Executive Officer of the Company at the time of Mr. Fine's resignation. Since 1985 Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance. He has terminated his recent positions at most of the other companies in which he was involved in order to focus fully on his role at Biopharmaceutics, Inc.

     VINCENT H. PONTILLO age 49, has been Controller since May 12, 1997. Mr. Pontillo has been active in the pharmaceutical business as an accounting executive since 1985, with Controller positions at Twin Labs, Inc., Evergood Products and Admiral Plastics Corporation.

     JOHN FIGLIOLINI, age 37, is a Director of the Company. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services.

     JAMES MURPHY, age 48 is a Director of the Company. Mr. Murphy is President, Chief Executive Officer and Chairman of the Board of Bentley Pharmaceutical.
Previously, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation. He also spent fourteen years in pharmaceutical research with SmithKline Corporation.

     BARRY WEISBERG, age 53 is a Director of the Company. Mr. Weisberg is a former Director and President of Lannett Company, Inc., a generic pharmaceutical manufacturer, Divisional Vice President of Moore Medical Corporation, Inc. a national drug distributor and wholesaler. Additionally Mr. Weisberg was a Vice President of Sales for NMC Laboratories, Inc., a generic pharmaceutical manufacturer.

     EDWARD FINE, age 56, had been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since 1987. Mr. Fine resigned from the Company on July 28, 1998 (See Legal Proceedings).

     INGRID FINE, age 57, had been Vice President of Purchasing for the Company. As of September 1, 1998, Mrs. Fine was no longer employed by the Company. Mrs. Fine is the spouse of Edward Fine, the Company's Former President.


ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers who were serving as executive officers during and at the end of the last completed fiscal year ended September 30, 1998 for services rendered in all capacities to the company and its subsidiaries for each of the Company's last three fiscal years.

                           Summary Compensation Table
                                                    Long Term      All Other
                  Annual Compensation              Compensation  Compensation**
                                                     Awards*

                                                    Securities
                                                    Underlying
Name and Principal Position  Year  Salary     Bonus    Options

Jonathan Rosen               1998  $ 32,000    None       None
  Acting President and CEO


Edward Fine(1)               1998  $186,718    None       None          $12,000
  Chairman of the Board      1997   130,000    None       None           12,000
  and CEO, President         1996   130,000    None       None           12,000

Vincent H. Pontillo          1998 $  75,000    None       None
Controller                   1997    25,000   1,200       None

Ingrid Fine (2)              1998  $ 73,000       0       None
  Vice President             1997    65,000    None       None
                             1996    65,000    None       None

Executive Officers of        1998 $ 366,718    None       None
Company as a Group           1997   220,000   1,200       None
                             1996   195,000    None       None

**   Represents aggregate annual cost of automobiles provided and maintained for Edward Fine and Ingrid Fine during fiscal years indicated

     (1) Mr. Fine resigned as of July 28, 1998 and all employment contracts were terminated

     (2) Mrs. Ingrid Fine's position was terminated as of September 1, 1998.

     Aggregate Options Exercises in Last Fiscal Year and Fiscal Year End Option Values

                  NONE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information at November 30, 1998 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:


 Name and Address                Amount and Nature of
 of Beneficial Owner              Beneficial Ownership        Percent of Class


 Jonathan Rosen                          47,500                       0.27%
 Barry Weisberg                           2,750                       0.01%
 John Figliolini                      1,261,387                       7.26%
 Russell Cleveland(1)                     8,103                       0.05%

 Renaissance Capital Partners Ltd.    2,736,063                      15.75%
 Targas Stitung                       1,000,000                       5.75%
 Rolcan Finance Ltd.                  1,000,000                       5.75%
 Preferact Ltd.                       1,000,000                       5.75%
 Arista Capital Growth Fund Ltd       2,436,344                      14.03%
 Veco Capital Fund Ltd.               1,061,408                       6.11%

 All Directors and Officers as
  a Group (4 persons)                 1,319,740                       8.15%




     (1) Does not include 2,736,063 shares of common stock owned by Renaissance Capital Partners Ltd.. of which Russell Cleveland is a principal.(See Certain Relationships and Related Transactions)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Russell Cleveland, a director of the Company, is also a major shareholder and principal of Renaissance.

     John Figliolini, a Director of the Company, acted as a paid consultant to Dondo Associates, Inc. in connection with the sale of CMT and substantially assisted in obtaining the ultimate cancellation of the Company's indebtedness to Dondo.(See Business Operations - Recent Developments and Discontinued Operations)


                                     PART IV

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

                                BIOPHARMACEUTICS, INC.


                                By:      /s/ Jonathan Rosen
                                        ---------------------
                                         Jonathan Rosen
                                        Acting President and
                                        Chief Executive Officer


                                By:      /s/ Vincent H. Pontillo
                                         -----------------------
                                         Vincent H. Pontillo
                                         Secretary/Controller

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         /s/Jonathan Rosen
-------------------------------------

           JONATHAN ROSEN         Acting President, Chief Executive
                                  Officer and Director         February 4, 1999



       /s/ Russell Cleveland
-------------------------------------

         RUSSELL CLEVELAND       Chairman of the Board         February 4, 1999


        /s/ John Figliolini
-------------------------------------
          JOHN FIGLIOLINI               Director               February 4, 1999





-------------------------------------
            JAMES MURPHY                Director



         /s/ Barry Weisberg
-------------------------------------
           BARRY WEISBERG               Director               February 9, 1999

FARBER, BLICHT & EYERMAN, LLP
Cetified Public Accountants 255 Executive Drive,Suite215 Telephone:516)576-7040
                             Plainview, NY 11803-1715 Facsimile:  (516) 576-1232








                                   EXHIBIT 24





                         CONSENT OF INDEPENDENT AUDITORS



     We hereby consent to the inclusion of our report on the 1998 consolidated financial statements and schedules of Biopharmaceutics, Inc. and subsidiaries included in the Annual Report on Form 10-K of Biopharmaceutics, Inc. for the year ended September 30, 1998.


/s/ Farber, Blicht and Eyerman LLP




Plainview, New York
February 10, 1999

                             BIOPHARMACEUTICS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED SEPTEMBER 30,
                               1998, 1997 AND 1996

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                                    INDEX

                                                                     Page
                                                                    Number

Auditor's Report ......                                                1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of
 September 30, 1998 and 1997 ...                                     2 - 3
Consolidated Statements of Operations for the
 Years Ended September 30, 1998, 1997 and 1996 .                       4
Consolidated Statements of Shareholders' Equity
 (Deficiency in Assets) for the Years Ended
 September 30, 1998, 1997 and 1996 .............                     5 - 7
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1998, 1997 and 1996 .                     8 - 9
Notes to Consolidated Financial Statements .....                 .  10 - 29


FINANCIAL STATEMENT SCHEDULES:

Schedule VIII - Valuation Accounts .............                        1

FARBER, BLICHT & EYERMAN, LLP
Certified Public Accountants 255 Executive Drive,Suite215Telephone:(516)576-7040
                           Plainview, NY 11803-1715  Facsimile:  (516) 576-1232
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








Board of Directors and Shareholders
Biopharmaceutics, Inc.
Bellport, New York


     We have audited the accompanying consolidated balance sheets of Biopharmaceutics, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biopharmaceutics, Inc. and Subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


/s/Farber Blicht and Eyerman LLP



Plainview, New York
December 11, 1998 (except for Notes 2, 9 and 13, the latest of which is dated February 4, 1999)

                             BIOPHARMACEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                ASSETS



                                                   1998                1997
                                                   ----                ----
Current assets:
 Cash                                        $    34,421          $   502,304
 Trade receivables, less allowance
  for doubtful accounts of $15,000;
  $92,000 in 1997                                290,268             1,430,110
 Inventories                                     179,401               603,134
 Prepaid expenses and other
  current assets                                 124,958               312,983
                                             -----------           -----------
         Total current assets                    629,048             2,848,531

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization                                  1,005             1,164,462
Investment in restricted securities                  -                 250,750
Intangible assets, at cost, net of
 related amortization                          3,300,425            11,951,677
Licensing costs, net of accumulated
 amortization                                        -                  46,301
Sundry                                               -                  68,865
                                              -----------          -----------
                                              $ 3,930,478          $16,330,586
                                              ===========          ===========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                                               1998                   1997
                                               ----                   ----
Current liabilities:
 Accounts payable - trade                 $   180,147              $ 1,309,344
 Accrued expenses                           1,423,319                  934,564
 Obligation relating to settlement
  of litigation                                 -                      250,000
 State income taxes payable                    29,000                   90,000
 Current maturities of long-term
  debt                                        104,341                4,812,824
 Net liability of discontinued
  operations                                  349,269                    -
                                          -----------               ----------
        Total current liabilities           2,086,076                7,396,732
                                          -----------               ----------
Long-term debt                              1,426,688                4,005,689
                                          -----------               ----------
Convertible debentures payable                575,000                  575,000
                                          -----------                ----------
Commitments and contingencies                    -                        -

Shareholders' equity (deficiency
 in assets):
  Common stock - par value $.001
   per share:
    Authorized - 75,000,000 shares
    Issued - 17,370,118 shares;
     16,816,732 shares in 1997                 17,370                   16,817
  Additional paid-in capital               33,871,890               33,710,648
  Deficit                                 (33,101,934)             (27,870,414)
                                          ------------             ------------
                                              787,326                5,857,051
Less treasury stock, at cost
 (413,728 shares)                            (944,612)                (944,612)
 Notes receivable from officers
  and employees                                 -                     (559,274)
                                          ------------            -------------
                                             (157,286)               4,353,165
                                          ------------             ------------
                                          $ 3,930,478              $16,330,586
                                          ============             ============

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                      1998           1997             1996
                                      ----           ----             ----

Sales                              $ 1,998,972     $3,529,114      $1,705,337
                                   -----------     ----------      ----------

Costs and expenses:
 Cost of sales                         960,185      1,414,783         807,662
 Selling, general and
  administrative                     1,826,642        992,837         672,420
 Amortization of intangibles           207,065        192,000          99,600
                                    ----------     ----------      ----------
                                     2,993,892      2,599,620       1,579,682
                                    ----------     ----------      ----------
                                      (994,920)       929,494         125,655
                                    -----------    ----------      ----------

Other income (deductions):
 Costs of settlement of
  litigation                          (238,478)      (436,300)           -
 Write-off of investment in
  restricted securities               (250,750)         -                -
 Write-off of licensing costs          (46,301)         -                -
 Income related to contribution
  of licenses and rights to
  joint venture                           -             -              400,750
 Interest expense                     (227,754)       (322,948)       (282,069)
                                    -----------      ----------      ----------
                                      (763,283)       (759,248)        118,681
                                    -----------     ------------     ----------
Income (loss) from continuing
 operations before provision
 for state income taxes             (1,758,203)        170,246         244,336
Provision for state income
 taxes                                    -             29,000            -
                                   ------------     ------------     ----------
Income (loss) from continuing
 operations                         (1,758,203)        141,246         244,336
                                   ------------     -----------      ----------

Discontinued operations:
 Operating loss                     (1,259,416)        (96,254)     (1,043,802)
 Gain (loss) on disposal            (2,213,901)            -           773,659
                                   ------------     -----------     -----------
                                    (3,473,317)        (96,254)       (270,143)
                                   ------------     -----------     -----------
Net income (loss)                  $(5,231,520)     $   44,992      $  (25,807)
                                   ============     ===========     ===========

Earnings (loss) per common
 share:
  Continuing operations            $      (.11)     $      .01      $      .03
  Discontinued operations                 (.20)           (.01)           (.03)
                                   ------------     -----------     -----------
Net loss                           $      (.31)     $    -          $     -
                                   ============     ===========     ===========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                             Common Shares                                            Notes
                                             --------------                                           Receivable
                                                            Additional                                from
                                  Number of                   Paid-in                     Treasury    Officers &
                                   Shares      Amount         Capital       Deficit        Stock      Employees         Total
                                 -----------   -------     -----------     -------------   ---------   ----------     ------------
Balance, October 1, 1995         26,535,750    $26,536     $27,149,038     $(27,889,599)   $(944,612)   $(559,274)     $(2,217,911)

Shares issued in connection
 with the Company's
 Regulation S offerings,
 net of related expenses
 of $31,973                      11,845,328     11,845       2,535,813         -               -             -           2,547,658
Shares issued as
 commission to investment
 banker in connection with
 the aforementioned
 Regulation S offerings           2,220,000      2,220          (2,220)        -             -                   -           -

Shares issued in
 connection with the
 Company's acquisition
 of the feminine hygiene
 product line                       270,000        270           88,830           -              -              -           89,100

Net loss for year ended
 September 30, 1996                    -            -               -          (25,807)         -             -            (25,807)

                                   ----------    --------  -----------     ------------        ---------    ---------   -----------
Balance, September 30, 1996        40,871,078    $40,871   $29,771,461     $(27,915,406)       $(944,612)   $(559,274)  $   393,040
                                   ==========    ========  ===========     =============       ==========   ==========  ===========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                   (continued)

                                         Common Shares                                                   Notes
                                         --------------                                                  Receivable
                                                            Additional                                   from
                                   Number of                 Paid-in                       Treasury      Officers &
                                    Shares      Amount       Capital         Deficit         Stock       Employees        Total
                                   -----------  -------    -----------     ------------    ---------     ----------    ------------
Balance, September 30, 1996        40,871,078   $40,871    $29,771,461     $(27,915,406)   $(944,612)     $(559,274)    $   393,040

Shares issued in exchange
 for convertible debentures         1,200,000     1,200        298,800            -              -             -            300,000
Reverse stock split on a
 one-for-four basis               (31,553,308)  (31,553)        31,553            -              -             -               -
Shares issued in
 connec
tion with legal and
 other services rendered               23,764        24         44,652            -              -             -             44,676
Shares issued in connection
 with the Company's
 Regulation S Offerings, net
 of related expenses
 of $300,000                        3,115,385      3,115      1,071,885            -              -             -         1,075,000
Shares issued as commission
 in connection with the
 purchase of Caribbean
 Medical Testing Center, Inc.         550,000        550      1,043,200            -              -              -        1,043,750
Shares issued in connection
 with settlement of
 litigation                           115,000        115        186,185            -              -               -         186,300
Shares issued in exchange
 for convertible debentures         2,494,813      2,495      1,244,912            -              -               -       1,247,407
Forgiveness of interest on
 indebtedness to officer                -            -           18,000            -              -               -          18,000
Net income for the year
 ended September 30, 1997               -            -              -            44,992           -               -          44,992
                                    ----------    -------    -----------   ------------       ----------      ---------  ----------
Balance, September 30, 1997         16,816,732    $16,817    $33,710,648   $(27,870,414)       $(944,612)     $(559,274) $4,353,165
                                    ==========    =======    ===========   =============      ===========     ========== ==========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                   (continued)


                                          Common Shares                                                 Notes
                                          -------------                                                 Receivable
                                                           Additional                                   From
                                Number of                  Paid-in                          Treasury    Officers &
                                Shares        Amount       Capital          Deficit         Stock       Employees     Total

                                ----------    -------       -----------    -------------    ---------    ---------    ------------
Balance, September 30, 1997     16,816,732    $16,817       $33,710,648    $(27,870,414)    $(944,612)   $(559,274)     $4,353,165

Shares issued in connection
 with legal and consulting
 services rendered                 430,000        430           459,570           -               -           -            460,000

Shares issued in connection
 with the Company's
 Regulation S offerings            232,100        232           182,324           -                -          -            182,556

Cancellation of notes
 receivable and return of
 related stock issued under
 granted stock options            (171,525)       (172)                                                   (559,102)            -

Shares issued in connection
 with the exercise of
 stock options                    62,811            63           78,450           -                 -             -         78,513

Net loss for the year
 ended September 30, 1998           -              -           -             (5,231,520)            -             -     (5,231,520)
                               ----------       --------     -----------   -------------       ----------    ---------  -----------
                               17,370,118       $17,370      $33,871,890   $(33,101,934)        $(944,612)    $   -     $ (157,286)
                               ==========       ========     ============  =============       ===========   =========  ===========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                              1998          1997        1996
                                              ----          ----        ----
Cash flows from operating activities:

Income (loss)from continuing operations   $(1,758,203)   $ 141,246  $  244,336
Loss from discontinued operations          (3,473,317)     (96,254)   (270,143)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization -
   discontinued operations                     828,635      385,245    209,605
  Amortization - continuing operations         188,400      188,400     94,200
  Loss on write-off of:
    Property and equipment                   1,199,422         -            -
    Intangible assets                        7,885,844         -            -
    Licenses                                    46,301       15,000         -
    Investment in restricted securities        250,750         -            -
  Cancellation of indebtedness in
   connection with sale of Caribbean
   Medical Testing Center, Inc.             (6,094,707)        -            -
  Gain on disposition of equipment               -             -       (62,500)
  Issuance of common shares in
   settlement of litigation                      -           186,300     -
  Issuance of common shares for legal
   and consulting services rendered            260,000        44,676     -
  Income related to contribution of
   licenses and rights to joint venture          -               -    (400,750)

Changes in certain assets and liabilities:
  Accounts receivable                         1,139,842     (462,144) (318,500)
  Inventories                                   423,733      (64,775)  (44,688)
  Other current assets                          188,006     (117,128) (108,886)
  Accounts payable - trade                     (901,129)    (173,832)  (89,288)
  Accrued expenses                              590,590      234,652   (44,479)
  Obligation relating to settlement
   of litigation                               (250,000)     250,000      -
  Net liability from discontinued
   operations                                   349,269        -          -
  State income taxes payable                    (61,000)      90,000      -
  Deferred revenue                                -         (172,515)     -
  Customer credit balances                        -            -      (196,320)
  Medicare judgment payable                       -            -       (50,000)
  Sundry                                         68,865       (1,465)   (2,610)
                                              ---------    ---------- ---------
Net cash provided by (used in)
 operating activities                           881,301      447,406 (1,040,023)
                                              ----------    -------- -----------
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                             1998           1997          1996
                                             ----           ----          ----

Balance carried forward                     $  881,301  $  447,406  $(1,040,023)
                                            ----------  ----------  ------------

Cash flows from investing activities:

Purchase of property, plant and equipment (287,573) (162,657) (32,091) Acquisition of Caribbean Medical Testing
  Center, Inc.                                   -      (6,000,000)        -
Proceeds from sale of marketable securities      -          97,500         -
Intangible assets acquired                       -         (62,181)  (3,682,325)
Cash overdraft                                   -         (59,745)        -
                                             --------- ----------- ------------
Net cash used in investing activities         (287,573) (6,187,083)  (3,714,416)
                                              --------- ----------- ------------

Cash flows from financing activities:

Proceeds from bank loan                        110,000      -              -
Proceeds from issuance of convertible
 debentures                                      -        575,000          -
Short-term debt incurred                         -      1,250,000          -
Repayments of short-term debt                    -     (1,250,000)         -
Collection of notes receivable                   -        150,000          -
Proceeds from Company's Regulation S
 offerings and the exercise of
 stock options, net of related
 expenses of $31,973 in 1996                   261,069   1,375,000    2,547,658
Long-term debt incurred                           -      4,892,715    4,269,175
Repayments of long-term debt                 (1,432,680)  (795,509)  (2,104,283)
                                             ----------- ----------  -----------
Net cash provided by (used in)
 financing activities                        (1,061,611)  6,197,206   4,712,550
                                             -----------  ---------  -----------
Net increase (decrease) in cash                (467,883)   457,529      (41,889)
Cash at beginning of year                       502,304     44,775       86,664
                                             ---------- ----------  ------------
Cash at end of year                          $   34,421 $  502,304  $    44,775
                                             ========== ==========  ===========

Supplemental disclosure of cash flow
 information:
  Cash paid during year:
   Interest                                  $  371,000 $   235,000 $     4,000
                                             ========== =========== ===========

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 1.  Summary of Significant Accounting Policies

                    a)  The Company

     Biopharmaceutics, Inc. (the "Company"),after its current restructuring (Note 2), is a distributor of consumer feminine hygiene and family planning products which are sold nationwide to major chain stores, distributors and wholesalers.

     On December 11, 1998, the Company sold its wholly owned subsidiary, Caribbean Medical Testing Center, Inc. (''CMT''), for $4,700,000. CMT was acquired by the Company in June, 1997 (Note 6) and is engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products (Note 15). Both CMT and its generic pharmaceutical operations are reflected in the consolidated statements of operations as discontinued operations.

     The Company also restructured its joint venture arrangement with ABS Group, Inc. (Note 14), to commercialize Mitolactol, a cancer drug.

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

                    d)  Inventory valuation

                            Inventories are stated at the lower of cost (first-in, first-out) or market.
                    e)  Depreciation and amortization

     The Company amortized its intangible assets on the straight-line method over their estimated useful lives of either fifteen or twenty years (Note 6).

     The Company depreciated its property and equipment on the straight-line method for financial reporting purposes. For tax reporting purposes, the Company used the straight-line or accelerated methods of depreciation.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 1.  Summary of Significant Accounting Policies (continued)

                    e)  Depreciation and amortization (continued)

     Leasehold improvements were amortized over four to ten years. Equipment, furniture and fixtures generally were assigned ten and seven year lives and tools and dies, four year lives.

     Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

                    f)     Deferred income taxes

     Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1998.

                    g) Earnings per common share of common stock

     Statement of Financial Accounting Standards No. 128,''Earnings Per Share'', became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - ''basic'' and ''diluted''. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. On June 13, 1997, the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for four basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the periods presented.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 1.  Summary of Significant Accounting Policies (continued)

                    g)  Earnings per common share of common stock (continued)

     For the years ended September 30, 1998, 1997 and 1996, the weighted average number of shares outstanding used in the per share computation were 17,000,237, 15,253,588 and 8,566,277, respectively, after giving effect to the reverse stock split.

                    h)  Research and development expenses

     The Company expenses research and development costs as incurred. Research and development costs for the three years ended September 30, 1998 were not significant.

                    i)  Fair value of financial instruments

     At September 30, 1998, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value. Additionally, the carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1998.

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

                    k)  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to customers located throughout the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. For the year ended September 30, 1998, the Company had sales to three unrelated customers of approximately $297,000 (14.9% of sales), $293,000 (14.7% of sales) and $254,000 (12.7% of sales). In fiscal 1997, the Company had sales to two unrelated customers of approximately $475,000 (13.5% of sales) and $351,000 (10% of sales). In fiscal 1996, sales to two unrelated customers aggregated approximately $159,000 (9.3% of sales) and $155,000 (9.1% of sales).
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 1.  Summary of Significant Accounting Policies (continued)


                    k)  Concentration of credit risk (continued)

     The Company places its cash with financial institutions insured by the Federal Deposit Insurance Corporation (''FDIC''). At times, such cash balances may be in excess of the FDIC insurance limit.

     As of September 30, 1998, the Company had receivables from two unrelated customers of approximately $46,000 (15.9% of accounts receivable) and $43,000 (14.8% of accounts receivable), respectively. As of September 30, 1997, the Company had receivables from two unrelated customers of approximately $221,000 (15.5% of accounts receivable) and $191,000 (13.4% of accounts receivable), respectively.

                    l)  Accounting for stock-based compensation

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


                    m)     Year 2000 compliance

     Management has taken steps to examine the Company's potential exposure to business interruption due to possible year 2000 computer software failures, and has determined that currently there are no apparent conflicts which will prevent the present software from operating properly at year 2000. Management has also made similar inquiries of their major suppliers and customers and at this time are aware of no material conflicts that would jeopardize the operations of the Company.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 2.  Basis of Preparation

     On August 27, 1998, the Company's Board of Directors unanimously approved a restructuring plan of the Company. As a result, the Company's subsidiary in Puerto Rico, CMT, was sold on December 11, 1998 (Note 15) and the manufacturing operations of its generic pharmaceutical products were discontinued, effective September 30, 1998. The Company is presently liquidating the entire manufacturing operations of this subsidiary.

     The Company is presently engaged as a distributor of consumer feminine hygiene and family planning products sold under the brand names of Vaginex, Koromex and Feminique (Note 6). Management has directed all its efforts to transform the Company into a leading provider of women's health care products. The Company raised $800,000 of working capital through the issuance of shares of common stock in December, 1998 and in January and February, 1999 and anticipates additional issuances of shares of common stock. The Company has restructured its long-term debt (Note 9) and plans to initiate an aggressive market research plan, an incentive commission plan for its salesmen and the purchasing of sufficient inventory to fulfill the projected demand in the market. It also anticipates the attainment of operating profits in the upcoming year. The Company believes that the results of the aforementioned actions will generate enough working capital to offset its existing working capital deficiency of $1,457,028 at September 30, 1998.


Note 3.  Inventories

   The components of inventories are as follows:

                                                   September 30,
                                      ---------------------------------------
                                       1998            1997            1996
                                      -----           -----           -----

 Raw materials, work-in-process
  and finished goods (*)            $   -           $315,675         $384,466
 Finished goods - feminine
 hygiene products                    179,401         287,459          153,893
                                    --------        --------         --------
                                    $179,401        $603,134         $538,359
                                    ========        ========         ========

(*) Relating to the Company's discontinued operations (Note 15).


-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 4.  Prepaid Expenses and Other Current Assets

    Prepaid expenses and other current assets consist of the following:
                                                 September 30,
                                                 -------------
                                             1998                 1997
                                             ----                 ----

   Prepaid fees                           $105,000              $133,000
   Prepaid insurance                        15,000               130,000
   Sundry                                    4,958                49,983
                                          --------              --------
                                          $124,958              $312,983
                                          ========              ========


Note 5.  Property, Plant and Equipment

   Property, plant and equipment consists of the following:

                                                 September 30,
                                                 -------------
                                            1998                 1997
                                            ----                 ----

   Land                                  $    -              $    91,725
   Equipment, furniture and fixtures          -                2,096,406
   Building and leasehold improvements        -                1,061,985
   Tools and dies                          1,415                 237,839
   Transportation equipment                   -                  247,997
   Medical and laboratory equipment           -                  851,453
                                        --------              ----------
                                           1,415               4,587,405
   Less accumulated depreciation and
    amortization                             410               3,422,943
                                        --------              ----------
                                         $ 1,005              $1,164,462
                                        ========              ==========


     Substantially all of the Company's property, plant and equipment in 1997 relates to discontinued operations (Note 15).

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 6.  Intangible Assets and Acquisitions

     (a) The Company, through one of its subsidiaries, acquired three branded consumer product lines (namely Koromex, Vaginex and Feminique) from London International U.S. Holdings, Inc. ("London Int'l") for a purchase price of $3,600,000 in March, 1996. Pursuant to the acquisition agreement, $100,000 was paid upon the signing of the agreement and $1,500,000 paid at the closing. In May and June, 1997, $500,000 was paid to London Int'l with the remaining balance of the purchase price to be paid as follows: i) $660,000 on or before April 1, 1998 and ii) $840,000 on April 1, 1999, with interest at 8.5%, payable semi-annually through October, 1997, then quarterly to maturity. On December 15, 1998, the payment terms were modified (Note 9). The obligation is guaranteed by the Company and is collateralized by a security interest in all accounts receivable, inventory and the trademarks and trade names purchased.

     At September 30, 1998, intangible assets represent the assets acquired from London Int'l (trademarks, trade names and its customer base), costing $3,600,000 and associated brokerage fees and legal costs incurred totaling $171,425. Amortization expense based on a 20 year useful life, aggregated $188,400 for each of the two years ended September 30, 1998, and $94,200 for the year ended September 30, 1996.

     The acquisition of the aforementioned product lines were recorded under the purchase method of accounting, and accordingly, the results of operations for the period from March, 1996 are included in the accompanying consolidated financial statements. Results of operations from October 1, 1995 through February 29, 1996 are not available for pro-forma presentation of the results of operations for the year ended September 30, 1996.

     (b) Effective June 2, 1997, the Company acquired all of the outstanding shares of CMT (Note 1) for $7,500,000. Under the terms of the Stock Purchase Agreement, the Company paid $6,000,000 through September, 1997. The Company signed a promissory note, as amended, for the balance of the purchase price of $1,500,000, which was to mature in November, 1999 and bore interest at 10.5% per annum (Note 9). The acquisition of CMT was recorded under the purchase method of accounting and, accordingly, the results of its operations from June 2, 1997 are included in the accompanying consolidated financial statements within discontinued operations, as CMT was sold on December 11, 1998 (Note 15). The unamortized excess of the purchase price, inclusive of related legal fees and commissions over the net assets of the Company acquired which had been classified as goodwill was charged to discontinued operations. Amortization, for the year ended September 30, 1998 and 1997, aggregated $577,008 and $192,338, respectively.
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 6.  Intangible Assets and Acquisitions (continued)

     The components of intangible assets, as of September 30, 1998 and 1997, which were acquired in the aforementioned acquisitions, are as follows:

                                             1998                   1997
                                             ----                   -----
   Trademarks, tradenames and
    customer base acquired from
    London Int'l                         $ 3,771,425             $ 3,771,425
   Goodwill recognized in the
    purchase of CMT                           -                    8,655,190
                                         -----------             -----------
                                           3,771,425              12,426,615
   Less: accumulated amortization            471,000                 474,938
                                         -----------             -----------
                                         $ 3,300,425             $11,951,677
                                         ===========             ===========



Note 7.  Licensing Costs

     During 1998, the Company wrote off $46,301, representing its investment in an exclusive license to a patented process for a non-invasive test to diagnose Alzheimer's disease.


Note 8.  Accrued Expenses

                    Accrued expenses consist of the following:

                                               September 30,
                                               -------------
                                       1998                   1997
                                       ----                   ----

    Professional fees             $  567,000               $406,000
    Commissions                      124,000                129,000
    Interest                         586,000                218,000
    Sundry                           146,319                181,564
                                  ----------               --------
                                  $1,423,319               $934,564
                                  ==========               ========


-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 9.  Long-term Debt

    Long-term debt consists of the following:

                                                     September 30,
                                                     -------------
                                             1998                   1997
                                             ----                   ----
Note payable - in connection with
 purchase of the feminine hygiene
 product lines (a)                        $1,515,929             $1,500,000

Obligation resulting from settlement
 of litigation with the United States
 Attorney's Office                            -                      35,000

Obligation in connection with settlement
 of legal fees with former legal counsel      -                     122,792
Obligation for commissions due broker
 for the financing of the acquisition
 of CMT                                       -                     300,000
Other                                        15,100                  35,100
                                          ---------               ---------
                                          1,531,029               1,992,892
                                          ---------               ---------
Long-term debt in connection with
 discontinued operations (Note 15):
  Promissory note payable relating to
   purchase of CMT (Note 6)                   -                   1,500,000
  Additional promissory notes relating
   to acquisition funding of CMT, payable
   in monthly installments of $175,000 to
   maturity with interest on the unpaid
   balance at 9% per annum.  The Company
   was in default of this agreement at
   September 30, 1998                         -                   4,892,715
  Mortgage notes - payable in monthly
   installments aggregating $2,988 plus
   interest, at varying rates and maturing
   June, 2008 and June, 2009                  -                     401,156
  Other                                       -                      31,750
                                          ---------               ---------
                                              -                   6,825,621
                                          ---------               ---------
Total                                     1,531,029               8,818,513
Less: current maturities                    104,341               4,812,824
                                         ----------              ----------
                                         $1,426,688              $4,005,689
                                         ==========              ==========

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 9.  Long-term Debt (continued)

     (a) On December 15, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London Int'l. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand.

     The following is a schedule of principal repayments of all long-term debt at September 30, 1998:

          1999                                          $  104,341
          2000                                             205,285
          2001                                             301,327
          2002                                             393,915
          2003                                             482,883
          Thereafter                                        43,278
                                                        ----------
                                                        $1,531,029
                                                        ==========
Note 10. Convertible Debentures Payable

     The Company sold $219,000 and $356,000 of convertible debentures in May, 1997 and June, 1997, respectively. The $575,000 of convertible debentures outstanding at September 30, 1998 mature either in May, 2002 or June, 2002, with optional redemptions available in May and June, 2000 at 105% of par. Interest on the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. The convertible debentures have non-separable restricted warrants which permit the warrant holder to purchase in the aggregate a combined total of 230,000 shares of common stock at $.75 per share. These warrants expire two years subsequent to the issuance date of the debentures.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 10. Convertible Debentures Payable (continued)

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


Note 11. Stock Options

     In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At September 30, 1998, the Company had 70,000 options outstanding under this plan.

     In March, 1997, the Company adopted a qualified stock option plan entitled the 1997 Employee and Consultant Stock Option Plan and a separate 1997 Non-qualified Stock Option Plan (the "Plans"). The plans reserved for future issuance a total of 6,500,000 shares and 720,000 shares, respectively. The annual meeting of stockholders on July 29, 1998 voted to cancel the 1997 stock option plans and all outstanding options related thereto.
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 11. Stock Options (continued)

     Information regarding stock options as at and for the three years ended September 30, 1998 is summarized below:

                                1998                       1997                1996
                                ----                       ----                ----
                                     Option                    Option               Option
                       Shares         Price          Shares     Price      Shares    Price
                      -------     --------------    --------   --------    -------  ---------
Shares under option:
 Outstanding -
  beginning of year   3,980,586     $ 0.50 - $1.88    597,500   $0.50       653,500       $0.50
 Granted - 1997
  qualified  plan         -               -         3,405,600    1.88         -            -
 Issued 1997
  qualified plan          -               -            22,514    1.88         -            -
 Terminated           3,910,586     0.50 -    1.88       -         -        (56,000)       0.50
 Outstanding -
  end of year            70,000      0.50           3,980,586 0.50  - 1.88  597,500        0.50

     In 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the year ended September 30, 1997. No options were granted during the year ended September 30, 1998. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the vesting date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below:


                                               For the year ended
                                               September 30, 1997
                                               ------------------

Net income - as reported                             $44,992
Net income - pro forma (unaudited)                    15,319
Earnings per share - as reported                       -
Earnings per share - pro forma (unaudited)             -
     The fair values of each option granted is estimated on the vesting date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%, expected volatility of 30.00%, risk-free interest rate of 6.0% and expected lives of 10 years.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



Note 12. Income Taxes

     The Company, as of September 30, 1998, has available approximately $27,775,000 of net operating loss carry forwards (expiring through the year
2013) to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $11,000,000. The amount of the valuation allowance is reviewed periodically.

    The net operating loss carryforwards expire as follows:

         Year                                       Amount

         2001                                   $   368,000
         2002                                     2,675,000
         2003                                     1,958,000
         2004                                     1,107,000
         2005                                     1,862,000
         2006                                       903,000
         2007                                       642,000
         2008                                     3,003,000
         2009                                     4,581,000
         2010                                     9,491,000
         2013                                     1,185,000
                                                -----------
                                                $27,775,000
                                                ===========

     For the year ended September 30, 1997, the Company provided a provision for state income taxes of $90,000, with $29,000 remaining unpaid at September 30, 1998. This income tax expense is based upon pre-tax accounting income adjusted for, among other things, the amortization of the goodwill (not deductible for income tax purposes) recognized with the purchase of CMT. No provision was provided for the year ended September 30, 1998.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 13. Commitments and Contingencies

     (a) The operations and offices of the Company and its subsidiaries are conducted from leased premises in Bellport, New York. The Company entered into an agreement in January, 1999 to lease 15,000 square feet of this facility for one year, with an option to renew for an additional year. Total rent expense for each of the two years ended September 30, 1997 was approximately $158,000, and rent expense for the year ended September 30, 1998 approximated $163,000.

     (b) The Company has operating policies in place to ensure its operations are in conformity with regulatory agencies for environmental matters relating to the generation or handling of hazardous substances. While the Company does not believe that any such claims or assertions exist, there may be potential liabilities of which the Company is not aware which would result in an adverse effect upon the Company's financial position.

     (c) The Company has accrued estimated settlements of pending litigation aggregating $219,000 and recorded this amount in its consolidated statement of operations for the year ended September 30, 1998. The claims are substantially in connection with alleged legal services performed and disputes over merchandise purchased.

     (d) On July 28, 1998, the Company's former President tendered his resignation and then commenced an action on September 15, 1998 against the Company asserting non-payment of, among other things, salary of $23,000 and fees under a consulting agreement aggregating approximately $94,000. The Company intends to vigorously defend this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payroll have been provided for in the accompanying consolidated financial statements.

     (e) As of September 30, 1998, the Company is involved in various other legal actions, none of which Management believes will have a material adverse affect on the operations of the Company.

Note 14. Joint Venture Arrangement

     In October, 1997, the Company settled an action arising from the alleged failure of the Company to file a registration statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss Scientific, Inc. (''Amswiss''). Pursuant to the Settlement Agreement, the Company paid to Amswiss $250,000 in November, 1997 and issued 115,000 shares of the Company's common stock valued at $186,300. The accompanying statement of operations for the year ended September 30, 1997 reflects a charge aggregating $436,300 for this settlement. In addition, the Company was required to issue warrants to purchase 200,000 shares of common stock. These unexpired warrants, exercisable at $4.50 per share, expire in November, 1999.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 14. Joint Venture Arrangement (continued)

     During September, 1996, the Company entered into a joint venture agreement with Advanced Biological Systems, Inc., which subsequently changed its name to ABS Group, Inc. ("ABS"), for the completion of the regulatory process to commercialize for ultimate sale certain cancer drugs purchased by the Company from Amswiss. All funding for the joint venture was to be provided for by ABS and the Company was to be responsible for handling the management of the project. For the two years ended September 30, 1998, the joint venture incurred a combined loss of approximately $517,000.

     The joint venture agreement provided, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license. Payment terms included 425,000 shares of restricted common stock of ABS and $150,000 paid in 1996. The balance of the payments were to occur in varying amounts of common shares and or cash coinciding with filings with the Food and Drug Administration and the approval of various investigational new drug applications. Additionally, a contribution to the joint venture by ABS of $1,000,000 was to be made in varying amounts through August, 1997, of which only $400,000 has been contributed as of September 30, 1998. The Company was to share in the net profits from the sale of the approved drug on a 60/40 basis until it recovered at least $2,000,000, then share on the basis of 55/45 on subsequent profits. In October, 1998, the Agreement was amended whereby ABS was granted an irrevocable 10% interest in any monies due the Company in the event of any sale of any cancer drug of the joint venture. In addition, the additional funding requirements by ABS were canceled. The Company is currently attempting to find other companies to fund the cost of DBD's registration process with the FDA.

     The Company in 1996 recorded as income $400,750, representing the note received of $150,000 and $250,750, the value of the aforementioned 425,000 shares. The value of the restricted common shares was based upon an independent appraisal made by an investment banking firm. The market value at September 30, 1998 was negligible, and the Company wrote off the value of the restricted common shares.

Note 15. Gain (Loss) on Discontinued Operations

     (a) In September 1996, pursuant to a Board of Directors resolution, the Company filed a Chapter 7 Bankruptcy petition in the United States District Court for the Eastern District of New York on December 13, 1996 for its subsidiary, Biopharm Lab, Inc. As a result of the Chapter 7 Bankruptcy filings, the Company wrote off the excess of liabilities over the subsidiaries assets, which is reflected as a gain on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1996.
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 15. Gain (Loss) on Discontinued Operations (continued)

     (b) On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, CMT, which is in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, the common stock of CMT was sold for $4,700,000, payable as follows:
$600,000 to be held in escrow for outstanding taxes, $2,600,000 in full settlement of promissory notes payable of $4,117,715 and the return of a note payable to the purchaser of $1,500,000. The forgiveness of debt of $1,517,715, on the settlement of the aforementioned note payable was credited to discontinued operations. The current results of operations of CMT have been classified as discontinued operations and prior periods have been restated, accordingly. In addition, the Company wrote-off the excess of CMT's assets over liabilities as a loss on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1998.

     A summary of the operating results of the discontinued operations for CMT are as follows:

                                           September 30,
                                           -------------
                                          1998           1997
                                          ----           ----
                                                       (Note 6)

Net sales                             $5,359,490      $2,477,871
Gross profit                           2,322,884       1,603,035
Net operating (loss) profit
 from discontinued operations         (1,004,332)         89,546


     The components of CMT's net assets at September 30, 1998 that were written off are as follows:

    Current assets                                     $    473,640
    Goodwill (net)                                        7,885,844
    Property and equipment (net)                          1,054,294
    Accounts payable and accrued expenses                (1,495,170)
    Debt                                                 (6,094,707)
                                                       -------------
                                                       $  1,823,901
                                                       =============
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 15.  Gain (Loss) on Discontinued Operations (continued)

     (c) In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical products were discontinued, effective September 30, 1998. The operations of this division for the three years ended
September 30, 1998 have been reported as discontinued operations in the accompanying consolidated statement of operations.

     A summary of the operating results of the discontinued operations for the Company's manufacturing operations are as follows:
                                           September 30,
                             ---------------------------------------------
                             1998               1997                  1996
                             ----               ----                  ----

Net sales                $1,949,421          $2,116,289            $2,019,885
Gross profit (loss)        (231,101)           (186,642)             (313,509)
Net operating loss
 from discontinued
 operations (*)            (255,084)            (185,800)           (1,043,802)


     The components of assets and liabilities of the discontinued manufacturing operations at September 30, 1998 are as follows:

     Cash overdraft                         $ (23,019)
     Accounts receivable (net)                265,815
     Prepaid expenses                          89,965
     Inventory                                245,299
     Property and equipment (net)             115,714
     Security deposit                          25,200
     Accounts payable                        (755,217)
     Accrued expenses                        (313,026)
                                            ----------

     Net current liability of
       discontinued operations               $(349,269)
                                            ===========




(*) Net of intercompany allocated management fees.

-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 16. Common Stock

     In March, 1995, the Board of Directors approved an offering pursuant to Regulation S of 4,500,000 shares. In connection with this offering, the Company received approximately $217,000 during the year ended September 30, 1996, resulting from the sale of 1,273,071 shares of common stock. During January, 1996, the Board of Directors authorized the issuance of additional shares of common stock pursuant to offerings under Regulation S to fund the working capital needs of the Company. In connection with this resolution, the Company received approximately $2,363,000 from January, 1996 to September, 1996, resulting from the sale of 10,572,257 shares of common stock.

     During August and September, 1997, the Company authorized additional shares of common stock pursuant to offerings under Regulation S for the funding of the purchase of CMT. In this connection, the Company received $1,375,000, resulting from the sale of 3,115,385 shares of common stock.

     In June, 1998, the Board of Directors authorized additional offerings pursuant to Regulation S of 1,500,000 shares of common stock for working capital requirements. The Company received approximately $183,000, resulting from the sale of 232,100 shares of its common stock.

     During the year ended September 30, 1998, the Company reacquired certain shares issued and held in escrow in connection with the exercise of options (issued to various officers and employees under a former 1988 stock option plan), and canceled the related notes receivable, aggregating $559,274.


Note 17. Business Segment Information

     The Company's operations prior to its restructuring (Note 2) were classified into generic pharmaceutical products, feminine hygiene products and medical testing and laboratory services. Subsequent to the restructuring and sale of CMT, the Company's statement of operations for the three years ended
September  30,  1998  only  includes  the  operations  of its  feminine  hygiene products. The operations of the generic pharmaceutical division and CMT are included in the loss on discontinued operations for the three years then ended.
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


Note 18. Fourth Quarter Adjustments

                    Year Ended September 30, 1998
                    ------------------------------

     The net loss in the fourth quarter for the year ended September 30, 1998 was increased by the following more significant adjustments:

   Loss and estimated costs on disposal
    of discontinued operations                    $(2,214,000)
   Increase in allowance for
    doubtful accounts for CMT and
   estimated sales discounts for
   Feminine Hygiene Products division                (578,000)
   Inventory obsolescence                            (100,000)
   Estimated costs of litigation and
     legal fees                                      (420,000)
                                                  ------------
                                                  $(3,312,000)
                                                  ============

                Year Ended September 30, 1997
                -----------------------------

     The net income in the fourth quarter for the year ended September 30, 1997 was decreased by the following more significant adjustments:

 Amortization of goodwill recognized
  in the acquisition of CMT                       $  (192,000)
 Settlement of litigation                            (436,000)
                                                  ------------
                                                  $  (628,000)
                                                  ============

               Year Ended September 30, 1996
               -----------------------------

     The net loss in the fourth quarter for the year ended September 30, 1996 was decreased by the following more significant adjustments:

 Gain on disposal of discontinued
  operations                                      $   725,000

 Income related to contribution of
  licenses to joint venture                           401,000
                                                  -----------
                                                  $ 1,126,000
                                                  ===========
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Note 19. Unaudited Quarterly Financial Data

     The following is a summary of unaudited quarterly operating results for the years ended September 30, 1998, 1997 AND 1996 (in thousands of dollars except per share amounts).

                                    Year Ended September 30, 1998
                                    -----------------------------

                               First    Second     Third      Fourth
                              Quarter   Quarter   Quarter    Quarter(1)
                              -------   -------   -------    ----------
Continuing operations:
  Revenues                    $ 622      $  620     $ 445    $   312
  Gross profit                  404         379       189         67
  Net loss                      (10)        (53)     (308)     (1,387)
  Loss per share                 -            -      (.02)       (.09)

Discontinued operations:
  Net income (loss)           $ 412       $1,363     $(989)     $(4,259)
  Income (loss) per share       .03          .08      (.06)        (.25)


                                    Year Ended September 30, 1997
                                    -----------------------------

                               First     Second     Third       Fourth
                              Quarter    Quarter    Quarter     Quarter(1)
                              -------    -------    -------     ----------
Continuing operations:
  Revenues                    $ 783      $  912     $ 772         $ 1,062
  Gross profit                  453         489       515             657
  Net income (loss)              19         (70)      250             (58)
  Income (loss) per share        -         (.01)      .02              -

Discontinued operations:
  Net income (loss)           $  (4)     $   86     $   5         $  (183)
  Income (loss) per share         -         .01         -            (.01)


                                      Year Ended September 30, 1996
                                      -----------------------------
                                First     Second     Third        Fourth
                                Quarter   Quarter    Quarter      Quarter(1)
                              ---------  --------   --------      ----------
Continuing operations:
  Revenues                    $  -       $   91     $ 747         $   867
  Gross profit                   -           50       392             455
 Net income (loss)             (113)        (76)      173             260
  Income (loss) per share      (.01)       (.01)      .02             .03

Discontinued operations:
  Net income (loss)           $(352)     $ (262)    $(171)         $   515
  Income (loss) per share      (.04)       (.03)     (.02)             .06

(1)  See Note 18.
-------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------

                             BIOPHARMACEUTICS, INC.
                                    FORM 10-K
                                     EXHIBIT
                      FOR THE YEAR ENDED SEPTEMBER 30, 1998

                                  EXHIBIT 10.9A

                             BIOPHARMACEUTICS, INC.
                       SCHEDULE VIII - VALUATION ACCOUNTS

                                          Balance  at      Charged to        Charged          Other             Balance
                                          Beginning        costs and         other             charges          at End
Description                               of Period        expenses          accounts         add (deduct)      of Period
-----------                               -----------      ----------       -----------      -------------     -----------
Allowance for doubtful accounts:
Year Ended September 30, 1999             $92,000          $481,000                      (1)  $(558,000)        $15,000


Year Ended September 30, 1997             $25,000.         $99,000                            $(32,085)         $92,000

Year Ended September 30, 1996             $22,000          $19,000                            $(16,000)         $25,000

     (1) Included in the net current liability of discontinued operations and loss on disposal of discontinued operations.

                             FINANCIAL DATA SCHEDULE
                                       to
                  FORM 10- K for year ended September 30, 1998
                                       of
                             Biopharmaceutics, Inc.


     THE SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BIOPHARMACEUTICS, INC. FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

     The following is the Financial Data Schedule submitted under Article 5 of Regulation S-X and Appendix A to Item 601(c) of Regulation S-X for the fiscal years ended September 30, 1998 and 1997,

                                                 Year ended      Year ended
Item No.       Item Description                    9/30/98         9/30/97
--------       ----------------                  ----------      -----------

5-01(1)        Cash and Cash items            $     34,421  $      502,304
5-02(2)        Marketable Securities                                 ---
5-02(3)(a)(1)  Notes and Accounts Receivable       290,268       1,430,110
5-02(4)        Allowance for doubtful accounts      15,000          92,000
5-02(6)        Inventory                           179,401         603,134
5-02(9)        Current Assets                      629,048       2,848,531
5-02(13)       Property Plant and Equipment          1,415       4,587,405
5-02(14)       Accumulated Depreciation                410       3,422,943
5-02(18)       Total Assets                      3,930,478      16,330,586
5-02(21)       Total Current Liabilities         2,086,076       7,396,732
5-02(22)       Long Term Debt                    2,001,688       4,580,689
5-02(28)       Preferred Stock- Mandatory Redemption
                                                                     ---
5-02(29)       Preferred Stock - No Mandatory Redemption
                                                                     ---
5-02(30)       Common Stock /equity(Deficit)     (157,286)        4,353,165
5-02(31)       Other Stockholder Equity                              ---
5-02(32)       Total Liability and Stockholders'
               Equity                            2,086,076        16,330,586
5-03(b)1(a)    Net Sales                         1,998,972         3,529,114
5-03(b)1       Total Revenues                    1,998,972         3,529,114

                                                   Year ended      Year ended
 Item No.    Item Description                        9/30/98          9/30/97
 -------     ----------------                      ----------      ------------

5-03(b)2(a)   Cost Of Tangible Goods Sold     $       960,185    $   1,414,783
5-03(b)2      Total Cost and Expenses Applicable to
               Sales Revenue                          960,185        1,414,783
5-03(b)3      Other Costs and Expenses              2,362,171        1,429,137
5-03(b)5      Provision for Doubtful Accounts and Notes
                                                       15,000           92,000
5-03(b)(8)    Interest and Amortization Debt Expenses
                                                      434,819          514,948
5-03(b)(10)   Income (loss) Before Taxes and Other
               Items                               (1,758,203)         170,246
5-03(b)(11)   Income Tax expense                                        29,000
5-03(b)(14)   Income (loss) Continuing Operations
                                                   (1,758,203)         141,246
5-03(b)(15)   Discontinued Operations              (3,473,317)         (96,254)
5-03(b)(17)   Extraordinary Items                                         ---
5-03(b)(18)   Cumulative Effect Changes in Accounting
              Principles                                                  ---
5-03(b)(19)   Net Income (loss)                    (5,231,520)          44,992