Form 10-Q
period 1998-12-31
BIOPHARMACEUTICS INC
filed 1999-02-25
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        -----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended December 31, 1998      Commission File Number 0-11750


                             BIOPHARMACEUTICS, INC.


              DELAWARE                               13-3186327
    --------------------------------       ------------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)

     990 Station Road, Bellport, New York                     11713
   -----------------------------------------              ------------
    (Address of Principal Executive Office)                 (Zip Code)


        Registrant telephone number, including area code: (516) 286-5800
                                                         ------------------

     Indicate the number of shares outstanding of each of the issuer's Classes of common stock as of December 31, 1998


                Class                                  Outstanding
                -----                                  -----------
   Common Stock - $.00l Par Value                       18,317,485

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX
                                      ------

                                                                   Page
                                                                   ----
PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         December 31, 1998 (Unaudited)
         and September 30, 1998 (Audited)                             3

         Consolidated Condensed Statements of Operations
         Three Months Ended December 31, 1998
         and 1997(Unaudited)                                          4

         Consolidated Condensed Statement of Shareholders' Equity
         for the Three Months Ended December 31, 1998
         (Unaudited)                                                  5

         Consolidated Condensed Statement of Cash Flows
         for the Three Months Ended December 31, 1998
         and 1997 (Unaudited)                                         6

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8


PART II  Other Information


Item 1.        Legal Proceedings                                      9

Item 2.        Changes in Securities                                  9

Item 3.        Default upon Senior Securities                         9

Item 4.        Submission of materials to a
               vote of security holders                               9

Item 5.        Other Information                                      9

Item 6.        Exhibits and Reports on Form 8-K                       9

ITEM 1.  FINANCIAL STATEMENTS

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                             December 31,         September 30,
                                                1998                  1998
                                                ----                  ----
                                             (Unaudited)           (Audited)
                                             -----------          -------------
                            ASSETS
Current assets:
   Cash                                      $   40,978          $      34,421
   Trade receivables, less allowance for
     doubtful accounts                          593,487                290,268
   Inventories                                  189,679                179,401
   Prepaid expenses and other assets             96,849                124,958
                                             ____________          ____________
               Total current assets             920,993                629,048

Property, plant and equipment, at cost,
   net of accumulated depreciation
   of $485 in Dec 1998 and $410 is
   Sept. 1998                                       930                  1,005
Intangible assets, at cost, net of
 accumulated amortization
 of $518,100 in Dec 1998 and
 $470,000 in Sept 1998                        3,253,325              3,300,425
                                             _____________       _____________
                                            $ 4,175,248          $   3,930,478
                                           ===============       ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY




   Current liabilities:
       Accounts payable-trade                 $     275,816       $    180,147
       Accrued expenses                           1,466,509          1,423,319
       Net Liability of Discontinued
        Operations                                  282,764            349,269
       State Income Taxes Payable                    29,000             29,000
       Current maturities of long-term debt         104,341            104,341
                                               _____________        ___________

                 Total current liabilities        2,158,430          2,086,076
                                               _____________        ___________

   Long-term debt                                 1,411,588          1,426,688
                                               _____________        ___________
   Convertible debentures payable                   575,000            575,000
                                               _____________        ___________

   Shareholders' equity:
       Common Stock - par value $.00l per share      18,317             17,370
         Authorized - 75,000,000 shares
          Issued - 18,317,485 in Dec. 1998,
          and 17,370,118 in Sept. 1998
       Additional paid-in capital                34,037,450         33,871,890
       Deficit                                  (33,080,925)       (33,101,934)
                                                ____________        ___________
                                                    974,842            787,326
   Less Treasury Stock, at cost
                  (103,432 shares)                 (944,612)          (944,612)
                                                ____________        ___________
                                                     30,230           (157,286)
                                              _____________        ____________
                                               $  4,175,248       $  3,930,478
                                                ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                    Three Months Ended
                                                         December 31,
                                                    -------------------
                                                     1998            1997
                                                     ----            ----


       Net sales:                               $   718,782       $  622,492
       Costs and expenses:
           Cost of sales                            246,046          217,935
           Selling, general and
               Administrative                       357,764          320,477
           Amortization of intangibles               47,100           48,000
                                                    _______          _______
                                                    650,910          586,412
                                                    _______          _______
                                                     67,872           36,080

       Other deductions:
           Interest expense                         (46,863)         (46,368)
                                                   ___________      ___________
       Net income Continuing operations           $   21,009       $ (10,288)

       Net income from Discontinued Operations           -0-       $  412,003
                                                   __________   _____________
       Net Income                                 $    21,009      $  401,715
                                                   ===========  =============



       Income (Loss) per share


           Continuing operations                       $0.00          $(0.00)

           Discontinued Operations                     $0.00          $  0.03
                                                   __________       _________
       Income per share                                $0.00          $  0.03
                                                   ==========       =========

       Average shares outstanding                  17,626,004       16,816,732
                                                   ==========       ==========


  The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1998




                                           Common  Stock
                                           _____________
                                                             Additional
                                  Number of       Par          Paid-In                          Treasury
                                   Shares         Value        Capital          Deficit           Stock           Total
                                 ___________    ________     ____________     ____________     __________       ________

Balance, September 30, 1998      17,370,118      $17,370      $33,871,890     $(33,101,934)     $(944,612)       $(157,286)
  (Unaudited)

 Shares issued to Debenture
 Holders in lieu of
 interest payment                   121,867          122           23,033                                            23,155

 Shares issued in
 payment Of Note Payable and
 Interest due                       130,945          131           18,201                                            18,332

 Shares issued pursuant to
 Sale of Common Stock               555,555          555           99,445                                           100,000

  Shares issued in
  payment of professional
  services                          139,000          139           24,881                                            25,020

  Net income for the
  three months
  ended December 31, 1998                                                          21,009                             21,009

                                  ____________   _________     ____________   ____________      _________           _________
  Balance, December 31, 1998       18,317,485      $18,317      $34,037,450   $(33,080,925)     $(944,612)          $  30,230
                                  ============   =========     ============   =============     ==========         ===========


   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,

                                                     1998               1997
                                                     ----               ----
Cash flows from operating activities:
Income (Loss) from continuing operations       $   21,009             $(10,288)
Income from discontinued operations                                    412,003

Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    Operating activities:
       Shares issued in lieu of payment            66,507
       Depreciation and amortization
       continuing operations                       47,175               48,000
       Depreciation and amortization
       discontinued operations                                         206,151

Changes in certain assets and liabilities:
    Accounts receivable                          (303,219)             131,769
    Inventories                                   (10,278)             (14,674)
    Other current assets                           28,109              (68,840)
    Other assets                                      -0-              (27,930)
    Accounts payable and accrued expenses          72,354               60,748
    Payment in settlement of litigation               -0-             (250,000)
Net cash provided by (used in)                   _________            _________
    Operating activities                         ( 78,343)             486,939
Cash flows from investing activities:
Purchase of property plant and equipment                               (81,029)
                                                 ________            _________
Net cash provided by (used in)
   investing activities                                -0-             (81,029)
                                                 _________           __________
Cash flows from financing activities:
Sale of common stock                               100,000
Repayments of long-term debt                       (15,100)           (689,063)
Net cash provided by (used in)                   _________            ________
    financing activities                            84,900            (689,063)
                                                 _________            _________
Net change in cash                                   6,557            (283,153)
Cash at beginning of period                         34,421             502,304
                                                __________            _________
Cash at end of period                           $   40,978            $219,151
                                                ===========            =========

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1998

A:   CONSOLIDATED STATEMENTS

     The Consolidated Condensed Balance Sheet as of December 31, 1998, the Consolidated Condensed Statement of Operations for the three months ended
December 31, 1998 and 1997, the Consolidated Condensed Statement of Shareholders' Equity for the three months ended December 31, 1998 and 1997 and the Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented, have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

     The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

B:    DISCONTIUNED OPERATIONS

     On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Center Inc. (''CMT''), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. The results of operations of CMT for the fiscal year ended September 30, 1998, have been classified as discontinued operations.

     In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical product subsidiary were discontinued effective September 30, 1998. The Company is presently liquidating the entire Manufacturing operations.

     The Quarter end December 31, 1998 reflects only the continuing operations of the feminine hygiene line.

     The three-month  numbers for CMT and the  Manufacturing  operations for the
quarter  ended  December  31,  1997  have  been   reclassified  as  discontinued
operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of long and short-term debt, Convertible Debentures or notes and the sale of Common Stock. The Company incurred $2,000,000 of long-term debt in fiscal 1996 for the acquisition of the feminine hygiene product line. The payment of this note was restructured in December 1998. In fiscal 1997, the Company incurred long-term debt of $575,000 with the issuance of Convertible Debentures. As of September 30, 1998, all other long-term debt was converted to common stock, repaid or canceled. In December 1998, the Board of Directors authorized the issuance of Rule 144 restricted shares of common stock in a private placement to raise up to $1,000,000 in order to provide immediate and essential working capital. As a result of this private placement, the Company has raised $800,000: $100,000 in December 1998, $500,000 in January 1999 and $200,000 in February 1999. The Company also raised capital from the sales of common shares, the proceeds of which are as follows:
$2,547,658  in Fiscal  1996,  $1,075,000  in Fiscal 1997 and  $182,556 in Fiscal
1998. As of December 31, 1998, the Company has cash of approximately $40,000.

     With  the  restructuring  of the  Company,  the  feminine  hygiene  Branded products have become the core business with which the Company expects to grow. The Brands, which were acquired in March 1996, have been established approximately over thirty years on average and are sold under the Brand names Vaginex*, Koromex* and Feminique*. Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and government agencies. The Company expects to expand sales of these Brand names in Fiscal 1999 through increased advertising, aggressive sales marketing through the Company's network of seven nationwide independent sales representative organizations as well new marketing programs and new products. (*Trademark)

     The  Company   believes  that  the   foregoing   private   placement,   the
restructuring of its long-term debt and the expected increased sales volume will be adequate to meet its current objectives.

                  RESULTS OF OPERATIONS

     Sales for the quarter ended December 31,1998 of $718,782 represent an increase of 15.4% from sales of $622,492 in the comparable quarter in 1997. Sales for the prior quarter ended September 30, 1998 totaled $312,697. The increase in sales was due directly to the infusion of working capital to increase inventories and clear all backorders.

     Gross margins for the first quarter of fiscal 1998 were 65.77% compared to 64.99% in the same quarter in fiscal 1997. Gross margin for the prior quarter was 21.47%. Gross margins for the comparable quarters were in line with the product mix of Koromex* and Vaginex*. (*Trademark)

     Selling, general and administrative expenses increased to $357,689 in December 1998 from $320,447 in the comparable quarter in the prior year due primarily to increases in selling expenses for the feminine hygiene line as a result of the increased sales. Amortization of intangibles represents trademarks and trade names for the feminine hygiene line, which was acquired in March 1996.

     Interest expense of $46,863 represents interest for feminine hygiene acquisition and debenture obligations, which is comparable to the same quarter in fiscal 1998.

PART II--Other Information


   Item 1.        Legal Proceedings

     On July 28, 1998, the Company's former President tendered his resignation and then commenced an action on September 15, 1998 against the Company asserting non-payment of, among things salary, of $23,000 and fees arising from a consulting agreement aggregating approximately $94,000. The Company intends to vigorously defend this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payroll has been provided for in the Consolidated Financial Statements.

     The Company has accrued estimated settlements of pending litigation aggregating $219,000 and recorded this amount in its Consolidated Statements of Operations for the year ended September 30, 1998. These claims are substantially in connection with alleged legal services performed and disputes over merchandise purchases.

   Item 2.        Changes in Securities - Not applicable

   Item 3.        Default upon Senior Securities
                   Not applicable

   Item 4.        Submission of materials to a vote of security holders
                   Not applicable

   Item 5.        Other information - Not applicable.

   Item 6.        Exhibits and Reports on Form 8-K Not applicable

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.







                                                    /s/ Jonathan Rosen
                                                  BIOPHARMACEUTICS, INC.
                                                        REGISTRANT

                                           By: Jonathan Rosen, Acting President
                                                  and Chief Executive Officer







                                                  /s/ Vincent H. Pontillo
                                                    VINCENT H. PONTILLO
                                                    Controller/Secretary




Dated: February 25, 1998