Form 10-Q
period 1999-03-31
BIOPHARMACEUTICS INC
filed 1999-05-14
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
                               AND EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                  Commission File Number 1-9370


                             BIOPHARMACEUTICS, INC.


       DELAWARE                                          13-3186327
       --------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


 990 Station Road, Bellport, New York                        11713
 ------------------------------------                        -----
(Address of Principal Executive Office)                   (Zip Code)



        Registrant telephone number, including area code: (516) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999.
                  ---------------------------------------------

                     Class                          Outstanding
                     -----                          -----------
          Common Stock - $.001 Par Value            22,755,399


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                             BIOPHARMACEUTICS, INC.

                                      INDEX
                                      -----

                                                                                             PAGE
PART I          FINANCIAL INFORMATION
   Item 1.      Financial Statements

                Consolidated Condensed Balance Sheet
                March 31, 1999 (Unaudited) and September 30, 1998 (Audited)                     3

                Consolidated Condensed Statements of Operations
                Three Months and Six Months Ended March 31, 1999 and 1998 (Unaudited)           4

                Consolidated Condensed Statement of Shareholders' Equity
                for the Six Months Ended March 31, 1999 (Unaudited)                             5

                Consolidated Condensed Statement of Cash Flows
                for the Six Months Ended March 31, 1999 and 1998 (Unaudited)                    6

                Notes to the Consolidated Condensed Financial Statements (Unaudited)            7

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                             8

PART II         OTHER INFORMATION

   Item 1.      Legal Proceedings                                                               9

   Item 2.      Changes in Securities                                                           9

   Item 3.      Default upon Senior Securities                                                  9

   Item 4.      Submission of materials to a
                vote of security holders                                                        9

   Item 5.      Other Information                                                               9

   Item 6.      Exhibits and Reports on Form 8-K                                                9


PART I            FINANCIAL INFORMATION

   ITEM 1.        Financial Statements

                             BIOPHARMACEUTICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                           March 31,         September 30,
                                                                             1999                1998
                                                                          (Unaudited)          (Audited)
                                                                        ============       ==============
                                 ASSETS
   Current assets:
      Cash                                                               $   387,188        $    34,421
      Trade receivables, less allowance for
        doubtful accounts                                                    579,991            290,268
      Inventories                                                            297,673            179,401
      Prepaid expenses and other assets                                      187,922            124,958
                                                                         ------------       ------------
                                  Total current assets                     1,452,774            629,048

   Property, plant and equipment, at cost, net of
      accumulated depreciation of $3,005 in Mar. l999
      and $410 in Sept. 1998                                                  43,754              1,005
   Intangible assets, at cost, net of accumulated amortization
       of $565,200 in Mar. 1999 and $471,000 in Sept. 1998                 3,206,225          3,300,425
                                                                         ------------       ------------
                                                                         $ 4,702,753        $ 3,930,478
                                                                         ============       ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Accounts payable-trade                                            $   369,410        $   180,147
       Accrued expenses                                                    1,450,870          1,423,319
       Net liability of discontinued operations                               63,933            349,269
       State income taxes payable                                              3,372             29,000
       Current maturities of long-term debt                                  143,264            104,341
                                                                         ------------       ------------
                                  Total current liabilities                2,030,849          2,086,076
                                                                         ------------       -----------
   Long-term debt                                                          1,340,076          1,426,688
                                                                         ------------       ------------
   Convertible debentures payable                                            575,000            575,000
                                                                         ------------       ------------
   Shareholders' equity:
       Common Stock - par value $.00l per share                               22,755             17,370
         Authorized - 75,000,000 shares
          Issued 22,755,399 in Mar. 1999 and 17,370,118 in
          Sept. 1998
       Additional paid-in capital                                         34,848,012         33,871,890
       Deficit                                                           (33,169,327)       (33,101,934)
                                                                         ------------       ------------
                                                                           1,678,685            787,326
   Less Treasury Stock, at cost
       (103,432 shares)                                                     (944,612)          (944,612)
                                                                         ------------       ------------
                                                                             756,828           (157,286)
                                                                         ------------       ------------
                                                                         $ 4,702,753        $ 3,930,478
                                                                         ============       ============

   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                               1999             1998              1999           1998
                                                           ------------     ------------     ------------     ------------
       Revenues:
           Net sales                                       $   620,223       $   619,881     $ 1,339,005      $ 1,242,373
                                                           ------------      ------------    ------------     ------------
       Costs and expenses:
           Cost of sales                                       256,392           240,840         502,438          458,775
           Selling, general and
               administrative                                  412,491           353,117         770,255          673,594
           Amortization of intangibles                          47,100            47,100          94,200           95,100
                                                           ------------      ------------    ------------     ------------
                                                               715,983           641,057       1,366,893        1,227,469
                                                           ------------      ------------    ------------     ------------
                                                               (95,760)          (21,176)        (27,888)          14,904

       Other income (Deductions):
          Other income                                          57,638               ---          57,638              ---
          Interest expense                                     (50,280)          (31,875)        (97,143)         (78,243)
                                                           ------------      ------------    ------------     ------------

       Net income-continuing operations                        (88,402)          (53,051)        (67,393)         (63,339)

       Net income-discontinued operations                          ---         1,363,001             ---        1,775,004
                                                           ------------      ------------    ------------     ------------ N
       Net Income                                          $   (88,402)      $ 1,309,950     $   (67,393)     $ 1,711,665
                                                           ============      ============    ============     ============

       Income (Loss) per share

           Continuing operations                                 $0.00             $0.00           $0.00            $0.00
           Discontinued operations                                0.00              0.08            0.00             0.10
                                                                 -----             -----           -----            -----
       Income per share                                          $0.00             $0.08           $0.00            $0.10
                                                                 =====             =====           =====            =====

       Average shares outstanding                           21,718,985        16,830,541      19,861,253       16,823,732
                                                            ==========        ==========      ==========       ==========


   The six months ended March 31, 1998 reflects certain reclassifications. The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 1999



                                           Common  Stock              Additional
                                     Number of           Par            Paid-In                        Treasury
                                       Shares            Value           Capital        Deficit         Stock            Total
                                     ----------         -------      -----------     ------------     ----------      ----------

  Balance, September 30, 1998        17,370,118         $17,370      $33,871,890     $(33,101,934)    $(944,612)      $(157,286)
    (Audited)

  Shares issued to debenture
    holders in lieu of interest
    payment                             121,867             122           23,033              ---           ---          23,155

  Shares issued in payment of
    note payable and interest due       101,846             102           18,230              ---           ---          18,332


  Shares issued pursuant to
    sale of common stock              4,444,443           4,444          795,556              ---           ---         800,000

  Shares issued in payment
    of professional services            717,125             717          139,303              ---           ---         140,020

  Net loss for the six months
    ended March 31, 1999                    ---             ---              ---          (67,393)          ---         (67,393)
                                     ----------         -------      -----------     -------------    ----------      ----------
  Balance, March 31, 1999            22,755,399         $22,755      $34,848,012     $(33,169,327)    $(944,612)      $ 756,828
                                     ==========         =======      ===========     =============    ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                             BIOPHARMACEUTICS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,

                                                                                1999                1998
                                                                            ------------        ------------
 Cash flows from operating activities:
      Income (Loss) from continuing operations                              $   (67,393)        $   (63,339)
      Income from discontinued operations                                           ---           1,775,004
      Operating activities:
        Shares issued in lieu of payment                                        181,507             353,513
        Depreciation and amortization
          Continuing operations                                                  96,795              96,000
        Depreciation and amortization
          Discontinued operations                                                   ---             383,836
      Changes in certain assets and liabilities:
        Accounts receivable                                                    (289,723)           (989,792)
        Inventories                                                            (118,272)              6,553
        Other current assets                                                    (62,964)           (157,047)
        Other assets                                                                ---              40,881
        Accounts payable and accrued expenses                                   (94,150)           (469,910)
        Payment in settlement of litigation                                         ---            (250,000)
                                                                            ------------        ------------
                Net cash provided by (used in) operating activities            (354,200)            725,699
                                                                            ------------        ------------
 Cash flows from investing activities:
      Purchase of property, plant and equipment                                 (45,344)           (108,132)
                                                                            ------------        ------------
                Net cash provided by (used in) investing activities             (45,344)           (108,132)
 Cash flows from financing activities:
      Sale of common stock                                                      800,000                 ---
      Repayments of long-term debt                                              (47,689)         (1,047,773)
                                                                            ------------        ------------
                 Net cash provided by (used in) financing activities            752,311          (1,047,773)
                                                                            ------------        ------------
 Net change in cash                                                             352,767            (430,206)
 Cash at beginning of period                                                     34,421             502,304
                                                                            ------------        ------------
 Cash at end of period                                                      $   387,188         $    72,098
                                                                            ============        ============



     The six months ended March 31, 1998 reflects certain reclassifications. The accompanying notes are an integral part of these financial statements.


                             BIOPHARMACEUTICS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 1999



A.   Consolidated Condensed Financial Statements


     The Consolidated Condensed Balance Sheet as of March 31, 1999, the Consolidated Condensed Statement of Operations for the three and six month periods ended March 31, 1999 and 1998, the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 1999, and the Consolidated Condensed Statements of Cash Flows for the periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

     For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year and such results are subject toyear-end adjustment and independent audit.

     The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.


B.   Discontinued Operations

     On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Centers, Inc. ("CMT"), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company"s outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. The results of operations of CMT for the fiscal year ended September 30, 1998, have been classified as discontinued operations.

     In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical product subsidiary were discontinued effective September 30, 1998. The Company is presently liquidating the entire manufacturing operations.

     The quarter ended March 31, 1999 reflects only the continuing operations of the feminine hygiene product line.

     The three and six month numbers for CMT and the manufacturing operations for the period ended March 31, 1998 have been reclassified as discontinued operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating requirements, for the last three years, primarily by the issuance of long and short-term debt, convertible debentures or notes and the sale of common stock. The Company incurred $2,000,000 of long-term debt in fiscal 1996 for the acquisition of the feminine hygiene product line. The payment of this note was restructureded in December 1998. In fiscal 1997, the Company incurred long-term debt of $575,000 with the issuance of Convertible Debentures. As of September 30, 1998, all other long-term debt was converted to common stock, repaid or canceled. In December 1998, the Board of Directors authorized the issuance of Rule 144 restricted shares of common stock in a private placement to raise up to $1,000,000 in order to provide immediate and essential working capital. As a result of this private placement, the Company has raised $800,000: $100,000 in December 1998, $500,000 in January 1999 and $200,000 in February 1999. The Company also raised capital from the sales of common shares, the proceeds of which are as follows:
$2,547,658  in Fiscal  1996,  $1,075,000  in Fiscal 1997 and  $182,556 in Fiscal
1998. As of March 31, 1999, the Company has cash of $387,188.

     With  the  restructuring  of the  Company,  the  feminine  hygiene  Branded products have become the core business with which the company expects to grow. The Brands, which were acquired in March 1996, have been established approximately over thirty years on average and are sold under the Brand names Vaginex*, Koromex* and Feminique*. Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and government agencies. The Company expects to expand sales of these Brand names in Fiscal 1999 through increased advertising, aggressive sales marketing through the Company's new nationwide independent sales representatives as well as new marketing programs and new products.

     The  Company   believes  that  the  foregoing,   private   placement,   the
restructuring of its long-term debt and the expected increased sales volume will be adequate to meet its current objectives.

     RESULTS OF OPERATIONS

     Revenues of continuing operations for the quarter ended March 31, 1999 were $620,223 representing a slight increase over revenues of $619,881 in the comparable quarter ended March 31, 1998. Revenues for the prior quarter ended December 31, 1998 were $718,782. For the six months ended March 31, 1999 revenues were $1,339,005 versus $1,242,373 in the comparable six months of fiscal 1998. Revenues for fiscal 1999 and 1998 remained fairly constant even though the industry as a whole has been consolidating.

     Gross margins of continuing operations for the quarter ended March 31, 1999 were 58.7% compared to 61.2% in the same quarter in 1998. Gross margin for the prior quarter was 65.8%. Gross margins of continuing operations for the six months ended March 31, 1999 were 62.5% compared to 63.1% in the same period in 1998. The net loss of continuing operations for the second quarter of fiscal 1999 was $88,402 or 14.3% compared to $53,051 or 8.6% in 1998. For the six months ended March 31, 1999 the net loss of continuing operations was $67,393 or 5.0% compared to $63,339 or 5.1% in 1998. For the six months ended March 31, 1999 the overall net loss was $67,393 compared to a net profit in 1998 of $1,711,665 which includes income of $1,775,004 from discontinued operations. The decrease in gross margin and the minor increase in net losses from continuing operations were primarily due to the climate of the industry in order to maintain market share. During the latter part of the second quarter the Company has implemented various maneuvers which should secure the Compan's overall improvement in both gross margin and net income.

     Selling, general and administrative expenses of continuing operations increased to $412,491 from $353,117 and $770,255 from $673594 for the quarter and six months ended March 31, 1999 respectively. The increases in these expenses were primarily due to advertising and consulting fees to better position the Company's products within the industry.

     Interest expense of continuing operations for the quarter ended March 31, 1999 was $50,280 compared to $31,875 in the same quarter in 1998. For the six months ended March 31, 1999 interest expense was $97,143 versus $78,243 for the same period in 1998. The increase in interest expense was primarily due to the Company's note obligations which was restructured December 15, 1998.

PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings

     On July 28, 1998, the Company's former President tendered his resignation but remained with the Company as a consultant. The consulting arrangement was terminated shortly thereafter by the Company. The former President commenced an action on September 15, 1998 against the Company asserting non-payment of, among things, salary of $23,000 and fees arising from a consulting agreement aggregating approximately $94,000. The Company intends to vigorously defend this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payment has been provided for in the Consolidated Financial Statements.

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


   Item 2.  Changes in Securities-Not applicable

   Item 3.  Default upon Senior Securities-Not applicable

   Item 4.  Submission of materials to a vote of security holders-Not applicable

   Item 5.  Other information-Not applicable

   Item 6.  Exhibits and Reports on Form 8-K-Not applicable

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








                               /s/ Jonathan Rosen
                             BIOPHARMACEUTICS, INC.
                                   REGISTRANT

        By: JONATHAN ROSEN, Acting President and Chief Executive Officer







                                /s/ John J. Grein
                                  JOHN J. GREIN
                      Sr. Vice President-Finance/Secretary




Dated: May 14, 1999