Form 10-Q
period 1999-06-30
BIOPHARMACEUTICS INC
filed 1999-07-30
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        ----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


     For Quarter Ended June 30, 1999            Commission File Number 1-9370


                                 FEMINIQUE CORP.
                        (Formerly BIOPHARMACEUTICS INC.)


                    DELAWARE                           13-3186327
          (State of Incorporation)       (I.R.S. Employer Identification No.)


      990 Station Road, Bellport, New York               11713
     (Address of Principal Executive Office)          (Zip Code)



        Registrant telephone number, including area code: (516) 286-5900


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999.

                      Class                           Outstanding

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

                                 FEMINIQUE CORP.

                                      INDEX

                                                                                    PAGE
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet
           June 30, 1999 (Unaudited) and September 30, 1998 (Audited)                 3

           Consolidated Condensed Statements of Operations
           Three Months and Nine Months Ended June 30, 1999 and 1998 (Unaudited)      4

           Consolidated Condensed Statement of Shareholders' Equity
           for the Nine Months Ended June 30, 1999 (Unaudited)                        5

           Consolidated Condensed Statement of Cash Flows
           for the Nine Months Ended June 30, 1999 and 1998 (Unaudited)               6

           Notes to the Consolidated Condensed Financial Statements (Unaudited)       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        8

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                          9

  Item 2.  Changes in Securities                                                      9

  Item 3.  Default upon Senior Securities                                             9

  Item 4.  Submission of materials to a
           vote of security holders                                                   9

  Item 5.  Other Information                                                          9

  Item 6.  Exhibits and Reports on Form 8-K                                           9




PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 FEMINIQUE CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                          June 30,         September 30,
                                                                            1999                1998
                                                                        (Unaudited)          (Audited)
                                                                        -------------       -------------
                                 ASSETS
   Current assets:
      Cash                                                              $    149,055        $     34,421
      Trade receivables, less allowance for
        doubtful accounts                                                    349,143             290,268
      Inventories                                                            310,926             179,401
      Prepaid expenses and other assets                                      270,090             124,958
                                                                        -------------       -------------

                                  Total current assets                     1,079,214             629,048

   Property, plant and equipment, at cost, net of
      accumulated depreciation of $3,166 in June 1999
      and $410 in Sept. 1998                                                  67,739               1,005
   Intangible assets, at cost, net of accumulated amortization
      of $612,300 in June 1999 and $471,000 in Sept. 1998                  3,161,616           3,300,425
                                                                        -------------       -------------
                                                                        $  4,308,569        $  3,930,478
                                                                        =============       =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Accounts payable-trade                                           $    420,069        $    180,147
       Accrued expenses                                                    1,158,601           1,423,319
       Net liability of discontinued operations                               62,543             349,269
       State income taxes payable                                              3,372              29,000
       Current maturities of long-term debt                                  173,908             104,341
                                                                        -------------       -------------

                                  Total current liabilities                1,818,493           2,086,076

   Long-term debt                                                          1,281,441           1,426,688
                                                                        -------------       -------------
   Convertible debentures payable                                            575,000             575,000
                                                                        -------------       -------------
   Shareholders' equity:
       Common Stock - par value $.001 per share                               22,755              17,370
         Authorized - 75,000,000 shares
          Issued 22,755,399 in June 1999 and 17,370,118 in
          Sept. 1998
       Additional paid-in capital                                         34,848,012          33,871,890
       Deficit                                                           (33,292,520)        (33,101,934)
                                                                        -------------       -------------
                                                                           1,578,247             787,326
   Less Treasury Stock, at cost
       (103,432 shares)                                                     (944,612)           (944,612)
                                                                        -------------       -------------
                                                                             633,635            (157,286)
                                                                        -------------       -------------
                                                                        $  4,308,569        $  3,930,478
                                                                        =============       =============

   The accompanying notes are an integral part of these financial statements.

                                 FEMINIQUE CORP.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                   June 30,                        June 30,
                                                           -------------------------        -------------------------
                                                             1999             1998            1999             1998
                                                           ----------      ---------        -----------    ----------

Revenues:
  Net sales                                                $   332,695     $   444,901      $ 1,671,700    $ 1,687,274
                                                           ------------    ------------     ------------   ------------
 Costs and expenses:
   Cost of sales                                               201,280         255,584          703,718        714,359
   Selling, general and administrative                         303,560         406,485        1,073,815      1,080,079
   Amortization of intangibles                                  47,100          47,100          141,300        142,200
                                                           ------------    ------------     ------------   ------------
                                                               551,940         709,169        1,918,833      1,936,638
                                                           ------------    ------------     ------------   ------------
                                                              (219,245)       (264,268)        (247,133)      (249,364)

Other income (Deductions):
  Other income                                                 151,520             ---          209,158            ---
  Interest expense                                             (55,468)        (44,153)        (152,611)      (122,396)
                                                           ------------    ------------     ------------   ------------
Net income-continuing operations                              (123,193)       (308,421)        (190,586)      (371,760)

Net income-discontinued operations                                 ---        (989,618)             ---        785,386
                                                            -----------    ------------     ------------   ------------
Net Income                                                  $ (123,193)    $(1,298,039)     $  (190,586)   $   413,626
                                                            ===========    ============     ============   ============

Income (Loss) per share

  Continuing operations                                         $(0.01)         $ 0.00           $(0.01)         $0.00
  Discontinued operations                                         0.00           (0.08)            0.00           0.02
                                                                -------         -------          -------         -----
Income (Loss) per share                                         $(0.01)         $(0.08)          $(0.01)         $0.02
                                                                =======         =======          =======        ======


Average shares outstanding                                  22,755,399      17,111,223       21,352,027     16,919,454
                                                            ==========      ==========        ==========    ==========


     The nine months ended June 30, 1998 reflects certain reclassifications. The accompanying notes are an integral part of these financial statements.

                                 FEMINIQUE CORP.

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1999

                                     Common  Stock
                                 ----------------------      Additional
                                 Number of         Par        Paid-In                         Treasury
                                  Shares          Value       Capital        Deficit           Stock         Total
                                 ----------      -------    -----------     -------------    ----------    ----------
Balance, September 30, 1998         17,370,118   $17,370    $33,871,890     $(33,101,934)    $(944,612)    $(157,286)
  (Audited)

Shares issued to debenture
  holders in lieu of interest
  payment                              121,867       122         23,033              ---           ---        23,155

Shares issued in payment of
  note payable and interest due        101,846       102         18,230              ---           ---        18,332

Shares issued pursuant to
  sale of common stock               4,444,443     4,444        795,556              ---           ---       800,000

Shares issued in payment
  of professional services             717,125       717        139,303              ---           ---       140,020

Net loss for the nine months
  ended June 30, 1999                      ---       ---            ---         (190,586)          ---      (190,586)
                                    ----------     ------   -----------      -----------      ---------     --------

Balance, June 30, 1999              22,755,399    $22,755   $34,848,012     $(33,292,520)     $(944,612)    $633,635
                                    ==========    =======   ===========     =============     ==========    ========



   The accompanying notes are an integral part of these financial statements.

                                 FEMINIQUE CORP.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30,

                                                                          1999            1998
                                                                    ------------     ------------
Cash flows from operating activities:
  Income  (loss) from continuing operations                         $  (190,586)     $   (371,760)
  Income from discontinued operations                                       ---           785,386
  Operating activities:
  Adjustments to reconcile net income (loss) to
    Net cash provided by (used in)
    Operating activities:
      Write-off of Investment                                               ---           250,750
    Shares issued in lieu of payment                                    181,507           388,813
    Depreciation and amortization
      Continuing operations                                             144,056           144,000
    Depreciation and amortization
      Discontinued operations                                               ---           577,622
  Changes in certain assets and liabilities:
    Accounts receivable                                                 (58,875)         (178,808)
    Inventories                                                        (131,525)          (45,145)
    Other current assets                                               (145,132)          (71,516)
    Other assets                                                            ---           260,392
    Accounts payable and accrued expenses                              (337,150)         (406,465)
    Payment in settlement of litigation                                     ---          (250,000)
                                                                    ------------      ------------
        Net cash provided by (used in) operating activities            (537,705)        1,083,269
                                                                    ------------      ------------
 Cash flows from investing activities:
   Purchase of property, plant and equipment                            (71,981)         (149,268)
                                                                    ------------      ------------
        Net cash provided by (used in) investing activites              (71,981)         (149,268)
                                                                    ------------      ------------
 Cash flows from financing activities:
   Sale of common stock                                                 800,000           101,139
   Repayments of long-term debt                                         (75,680)       (1,527,000)
                                                                    ------------      ------------
        Net cash provided by (used in) financing activities              724,320        (1,425,861)
                                                                    ------------      ------------

 Net change in cash                                                     114,634          (491,860)
 Cash at beginning of period                                             34,421           502,304
                                                                    ------------     -------------
 Cash at end of period                                              $   149,055      $     10,444
                                                                    ============     =============


      The nine months ended June 30, 1998 reflects certain reclassifications. The accompanying notes are an integral part of these financial statements.

                                 FEMINIQUE CORP.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 1999



A.        Consolidated Condensed Financial Statements


          The Consolidated Condensed Balance Sheet as of June 30, 1999, the Consolidated Condensed Statement of Operations for the three and nine month periods ended June 30, 1999 and 1998, the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30, 1999, and the Consolidated Condensed Statements of Cash Flows for the periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

         At the Annual Meeting held June 2, 1999, the shareholders voted for and the Board of Directors passed a resolution to change the Company's name from Biopharmaceutics, Inc. to Feminique Corp. The Company's Articles of Incorporation were amended to reflect the name change which became effective June 28, 1999. The Company's new ticker symbol on the NASDAQ Bulletin Board is FEMQ.


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

          The   quarter   ended June 30, 1999   reflects   only  the  continuing
operations of the feminine hygiene product line.

          The  three  and  nine  month  numbers  for CMT and  the  manufacturing
operations  for  the  period  ended  June 30, 1998  have  been reclassified   as
discontinued operations.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operating requirements, for the last three years, primarily by the issuance of long and short-term debt, convertible debentures or notes and the sale of common stock. The Company incurred $2,000,000 of long-term debt in fiscal 1996 for the acquisition of the feminine hygiene product line. The payment of this note was restructured in December 1998. In fiscal 1997, the Company incurred long-term debt of $575,000 with the issuance of Convertible Debentures. As of September 30, 1998, all other long-term debt was converted to common stock, repaid or canceled. In December 1998, the Board of Directors authorized the issuance of Rule 144 restricted shares of common stock in a private placement to raise up to $1,000,000 in order to provide immediate and essential working capital. As a result of this private placement, the Company has raised $800,000: $100,000 in December 1998, $500,000 in January 1999 and $200,000 in February 1999. The Company also raised capital from the sales of common shares, the proceeds of which are as follows:
$2,547,658  in Fiscal  1996,  $1,075,000  in Fiscal 1997 and  $182,556 in Fiscal
1998. As of June 30, 1999, the Company has cash of $149,055.

          With the restructuring of the Company, the feminine hygiene branded products have become the core business with which the company expects to grow. The brands, which were acquired in March 1996, have been established over approximately thirty years on average and are sold under the brand names Vaginex*, Koromex* and Feminique*. Sales of these Brands are being made to food and drug store chains, drug wholesalers, domestic and overseas distributors, clinics and government agencies. The Company expects to expand sales of these brand names through increased advertising, new packaging for existing products and aggressive sales marketing by the Company's new nationwide independent sales representative, as well as new marketing programs and products.

          The Company has implemented a strategic business plan, the purpose of which, among other things, is to increase revenues and enhance the value of the Company's brands through targeting new and existing consumer markets with innovative products, to be distributed under the Company's flagship brand names. It is expected that this strategic focus will result in substantially increased sales.

          RESULTS OF OPERATIONS

          Revenues of continuing operations for the quarter ended June 30, 1999 were $332,695 representing a decrease over revenues of $444,901 in the comparable quarter ended June 30, 1998. For the nine months ended June 30, 1999 revenues were $1,671,700 versus $1,687,274 in the comparable nine months of fiscal 1998. Revenues for fiscal 1999 and 1998 remained fairly constant even though the industry as a whole has been consolidating.

          Gross margins of continuing operations for the quarter ended June 30, 1999 were 39.5% compared to 42.6% in the same quarter in 1998. Gross margins of continuing perations of the nine months ended June 30, 1999 were 57.9% compared to 57.7% in the same period in 1998. The net loss of continuing operation for the third quarter of fiscal 1999 was $123,193 or 37.0% compared to $308,421 or 69.3% in 1998. For the nine months ended June 30, 1999 the net loss of continuing operations was $190,586 or 11.4% compared to $371,760 or 22.0% in 1998. For the nine months ended June 30, 1999 the overall net loss was $190,586 compared to a net profit in 1998 of $413,626 which includes income of $785,386 from discontinued operations. The decrease in gross margin for the quarter from continuing operations was primarily due to the product mix and climate of the industry.

          Selling, general and administrative expenses of continuing operations decreased to $303,560 from $406,485 and $1,073,815 from $1,080,079 for the quarter and nine months ended June 30, 1999 respectively. The decrease in their quarter expenses was primarily due to Management's continuing efforts to reduce costs.

          Interest expense of continuing operations for the quarter ended June 30, 1999 was $55,468 compared to $44,153 in the same quarter in 1998. For the nine months ended June 30,1999 interest expense was $152,611 versus $122,396 for the same period in 1998. The increase in interest expense was primarily due to the Company's note obligations which was restructured December 15, 1998.

*Registered Trademark

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          On July 28, 1998, the Company's former President tendered his resignation but remained with the Company as a consultant. The consulting arrangement was terminated shortly thereafter by the Company. The former
President commenced an action on September 15, 1998 against the Company asserting non-payment of, among things, salary of $23,000 and fees arising from a consulting agreement aggregating approximately $94,000. The Company has been vigorously defending this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payment has been provided for in the Consolidated Financial Statements.

          The Company has accrued estimated settlements of pending litigation aggregating $219,000 and recorded this amount in its Consolidated Statements of Operations for the year ended September 30, 1998. These claims are substantially in connection with alleged legal services performed and disputes over merchandise purchases. As of June 30, 1999, $172,000 of the above mentioned pending litigation have been settled.


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








                               /s/ Jonathan Rosen
                                 FEMINIQUE CORP.
                                   REGISTRANT

        By: JONATHAN ROSEN, Acting President and Chief Executive Officer







                                /s/ John J. Grein
                                  JOHN J. GREIN
                      Sr. Vice President-Finance/Secretary




Dated: July 30, 1999