Form 10-K
period 1999-09-30
FEMINIQUE CORP
filed 2000-01-31
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                         Commission file number: 0-17750


             FEMINIQUE CORPORATION (Formerly Biopharmaceutics, Inc.)
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

    DELAWARE                                      13-3186327
   ----------                                 --------------------
   State of Corporation                   (I.R.S. Employer ID. Number)

                      990 STATION ROAD, BELLPORT, NY                11713
                -----------------------------------------------   ---------
                    (Address of Principal Executive Offices)      (Zip Code)

        Registrant's Telephone Number, Including Area Code:(631) 286-5800
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
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

                         Yes    X              No
                              ----                -----

           The aggregate market value of the voting stock owned by non-affiliates of the Registrant on November 30, 1999 was $2,845,675. On such date, the mean price at which the stock was sold was $0.125 per share.

           The number of shares of Common Stock, $.001 Par Value, outstanding as of November 30, 1999 was 22,765,399, exclusive of outstanding, unexercised options.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             BIOPHARMACEUTICS, INC.

                                    FORM 10-K
                 (FILED FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                                    PAGE NO.
PART I.

           Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . .  3
           Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .  7
           Item 3.   Legal Proceedings    . . . . . . . . . . . . . . . . .7-8
           Item 4.   Submission of Matters to
                       a Vote of Security Holders   . . . . . . . . . . . .  8
PART II.

           Item 5.   Market for Registrant's Common
                       Stock and Related Shareholder
                       Matters . . . . . . . . . . . . . . . . . . . .. . .8-9
           Item 6.   Selected Financial Data        . . . . . . . . . . . . 10
           Item 7.   Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations         . . . . . . . . . . . . . . 10-11-12
           Item 8.   Financial Statements and Supplementary Data. . . . . . 12
           Item 9.   Disagreements on Accounting and Financial
                       Disclosure         . . . . . . . . . . . . . . . . . 12

PART III.

           Item 10.  Directors and Executive Officers         . . . . . . . 13
           Item 11.  Executive Compensation         . . . . . . . . . . . . 14
           Item 12   Security Ownership of Certain Beneficial
                                 Owners and Management        . . . . . . . 15
           Item 13.  Certain Relationships and Transactions   . . . . . . . 16

PART IV.

           Item 14.  Exhibits, Financial Statement Schedules
                                 and Reports on Form 8-K

                               Exhibit Index . . . . . . . . . . . . . . .  16

PART I

ITEM 1.    BUSINESS
           --------

                     THE COMPANY
                     -----------

           In June 1999, Biopharmaceutics, Inc. (the "Company"), pursuant to a meeting of the Board of Directors, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of the Company to Feminique Corporation.

           Biopharmaceutics, Inc. was originally incorporated in Nevada on August 15, 1983, under the name of Health Care Facilities Corporation. On March 28, 1988, the Shareholders changed the Company's name to Biopharmaceutics, Inc. and the state of incorporation from Nevada to Delaware. The Company's executive office is located at 990 Station Road., Bellport, New York 11713. Its telephone number is (631) 286-5900.

                     BUSINESS OPERATIONS
                     -------------------

                     RECENT DEVELOPMENTS
                     -------------------

           In December 1999, the Company signed a non-binding Letter of Intent for the sale of the Company's rights, title and interest in the cancer treatment drug (DBD/Mitolactol) ("DBD"). (See Note 15 of the Consolidated Financial Statements.)

           On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Center Inc. ("CMT"), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. A fee of $50,000 was paid to a Director of the Company by Dondo for services rendered on its behalf in said transaction. The results of operations of CMT have been classified as discontinued operations and all prior periods have been restated. (See Certain Relationships and Related Transactions.)

           In connection with the Company's restructuring plan (see Current Operations), the manufacturing operations of its generic pharmaceutical products subsidiary were discontinued effective September 30, 1998. The Company liquidated the entire Manufacturing operation in 1999. The operations of this division for the three years ended September 30, 1999 have been reported as discontinued operations in the accompanying consolidated statement of operations.

                     FISCAL 1999 OPERATIONS
                     ----------------------

                     BACKGROUND
                     ----------

           The Company's business operations, in fiscal year 1999, were principally conducted through one wholly owned subsidiary: Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from SSL Americas Inc., formerly known as London International Group, Inc. ("LIG").

           In addition, the Company holds the license rights to Mitolactol ("DBD"), a cytotoxic chemotherapy agent which holds "Orphan Drug Status" for both the treatment of cervical cancer and brain cancer . On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (now ABS Group, Inc. "ABS") to finance the final development and completion of the regulatory process for Mitolactol. (See Note 15 of the Consolidated Financial Statements.)

                     CURRENT OPERATIONS
                     ------------------

           Since the Company's Board of Directors effectuated a restructuring of management and adopted a plan to restructure operations in 1998, it was determined that the feminine hygiene Branded products operation was to constitute the Company's core business. Subsequently, the Company became a distributor of consumer feminine hygiene and family planning products which are sold nationwide to major chain stores, distributors and wholesalers.

                     FEMININE HYGIENE PRODUCTS
                     -------------------------

           In March 1996, the Company through QHP, acquired certain feminine hygiene Branded products from London International Group, Inc., now known as SSL Americas Inc. The brands acquired are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R) and have been established on average more than thirty years with Koromex(R) being established since 1933.

           Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and domestic government agencies. The Company's sales are conducted by one independent Sales Representative Organization, which calls on the key accounts that carry the lines. The Company expects its sales representative to expand sales of the lines by expanding the customer base and by receiving greater support from the Company in promoting the products.

           No sales are currently being made to mass merchandisers such as Wal-Mart, K-Mart, Target, Venture or Ames. The Company expects to be making a concerted sales effort to introduce QHP's Brands to these accounts.

                     BIOTECHNOLOGY
                     -------------

           In November 1993, the Company acquired three principal assets from Amswiss Scientific Inc. a non affiliated Canadian Corporation (Amswiss); (i) the license rights to DBD, (ii)certain patient rights, including the U.S.A. patent to a peptide, Nitroso N-Beta Chloroethyl Carbamoyl ("NNB"), and (iii) agreements with the Central Research Institute for Chemistry of the Hungarian Academy of Sciences ("CRIC") and a group of scientists associated with the Semmelweiss Medical University, Budapest, Hungary (the "Group") for the development of two anti-sense oligonucleotides which have displayed anti-tumor and anti-metastatic activity.

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

           The Company will be required to file an NDA with the FDA and receive approval from the FDA before any U.S. commercial sales or marketing of DBD can commence. In September 1996, the Company entered into a Joint Venture Agreement with ABS Group, Inc. for the further development of DBD. (See Note 15 of the Consolidated Financial Statements.)

                     JOINT VENTURE
                     -------------

           On September 25, 1996, the Company entered into a Joint Venture Agreement with Advanced Biological Systems, Inc. (a Utah Corporation) to finance the final development of DBD (also know as Mitolactol). The Joint Venture agreement provided, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license. Payment terms included 425,000 shares of restricted common stock of ABS and $150,000 paid in 1996. No additional payments were made. In October 1998, the Agreement was amended whereby ABS was granted an irrevocable 10% interest in any monies due the Company in the event of any sale of any cancer drug of the joint venture. The market value of the restricted shares of ABS at September 30, 1998 were negligible and the Company wrote off the value of these restricted shares, approximately $251,000 in its Consolidated Statement of Operations.

                     DISCONTINUED OPERATIONS
                     -----------------------

           On December 11, 1998, the Company completed the sale of its wholly owned subsidiary, Caribbean Medical Testing Center Inc. (CMT), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow to pay specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. The results of operations of CMT have been classified as discontinued operations and prior periods have been restated accordingly. (See Note 16(a) of the Consolidated Financial Statements and Certain Relationships and Related Transactions.)

           In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical products subsidiary were discontinued effective September 30, 1998. The Company has liquidated the entire manufacturing operation. The operations of this division for the three years ended September 30, 1999 have been reported as discontinued operations in the accompanying consolidated statement of operations. (See Note 16(b) of the Consolidated Financial Statements.)


                     EMPLOYEES
                     ---------

           As of September 30, 1999, the Company had 8 employees.

                     RELATED FINANCING
                     -----------------

           In March of 1997 the Board of Directors authorized an offering of convertible debentures with interest at 10% per annum payable in cash or common stock at the Company's option. The debentures can be converted at the holder's option at any time after the 181st day of the date of issuance into the Company's common stock in its entirety or in multiples of $1,000, at a conversion price equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion rights. The Company received $575,000 in May and June 1997 from the issuance of these debentures. The $575,000 of convertible debentures outstanding at September 30, 1999 matures either in May 2002 or June 2002.

           During August and September, 1997, the Company authorized additional shares of common stock pursuant to offerings under Regulation S for the funding of the purchase of CMT. In connection, the Company received $1,375,000, resulting from the sale of 3,115,385 shares of common stock.

           In June 1998, the Board of Directors authorized additional offerings pursuant to Regulation S of 1,500,000 shares of common stock for working capital requirements. The Company received approximately $183,000, resulting from the sale of 232,100 shares of its common stock.

           In December 1998, the Board of Directors authorized the issuance of 4,444,443 restricted shares of common stock under Rule 144. As a result of this private placement, the Company raised a total of $800,000; $100,000 in December 1998, $500,000 January 1999 and $200,000 in February 1999. This funding was used to provide immediate and essential working capital and to further develop the Quality Health Products, Inc. line of feminine hygiene Branded products and help increase the value and market share of the Brand names and for the purchase of inventory.


ITEM 2.    PROPERTIES
           ----------

           On January 15, 1999 the Company signed a lease for 15,000 square feet of the facility in Bellport, New York, for an annual rental of $90,000 which contains the Company's headquarters and warehousing. The lease is for one year with an option to renew for an additional year. On November 9, 1999, the Company notified the landlord that it was exercising its option to renew the lease for one year expiring December 31, 2000. The current space is adequate to meet the Company's requirements for the foreseeable future.


ITEM 3.    LEGAL PROCEEDINGS
           -----------------

           The Company is currently negotiating with the Food and Drug Administration ("FDA"), to prevent the FDA from debarring Biopharmaceutics, Inc. from submitting abbreviated drug applications. This subsidiary discontinued its operations effective September 30, 1998 (See Note 16 of the Consolidated Financial Statements.) Management and counsel are of the opinion that this debarment will not affect its current operations within its consumer feminine hygiene products' subsidiary. This proceeding arose as a result of the Company and its prior management being convicted of certain violations, for which the resulting penalties and fines were paid in full in October 1997.

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

           The Company has accrued estimated settlements of pending litigation aggregating $47,000 and recorded this amount in its consolidated statements of operations. These claims are substantially in connection with disputes over merchandise purchased.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           ----------------------------------
           SECURITY HOLDERS
           ----------------


                 NOT APPLICABLE

                                     PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON STOCK AND RELATED
           ---------------------------------------------
           SHAREHOLDER MATTERS
           -------------------

           The Company's Common Stock is traded principally on the OTC Bulletin Board under the symbol "FEMQ."

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

           As of November 30, 1999, there were approximately 900 holders of record of Common Stock and approximately 4,500 holders in street name. On that date, the Company's Common Stock closed at $0.125 per share on the OTC Bulletin Board.

           The Company has not paid any cash dividends since its inception. For the foreseeable future, it is anticipated that any earnings that may be generated from operations of the Company will be retained for use in the Company's business and that dividends will not be paid to shareholders.

           The trading range for the stock for each quarterly period from October l, 1996 to September 30, 1999 was as follows: The trading ranges for Fiscal years 1996, and the first half of Fiscal 1997 have be restated to reflect the 1 for 4 reverse stock split of June 1997.

                                             HIGH                  LOW

           Oct. 1 - Dec. 31, 1996            $2.20                $0.96
           Jan. 1 - Mar. 31, 1997            $2.80                $1.84
           Apr. 1 - June 30, 1997            $2.50                $1.56
           July 1 - Sept. 30, 1997           $2.50                $1.68

           Oct. 1 - Dec. 31, 1997            $2.50                $1.81
           Jan. 1 - Mar. 31, 1998            $1.95                $1.25
           Apr. 1 - June 30, 1998            $1.44                $0.55
           July 1 - Sept. 30, 1998           $0.75                $0.13

           Oct. 1 - Dec. 31, 1998            $0.21                $0.12
           Jan. 1 - Mar. 31, 1999            $0.52                $0.125
           Apr. 1 - June 30, 1999            $0.34                $0.1875
           July 1 - Sept. 30, 1999           $0.25                $0.12

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

                  (Amounts in Thousands Except Per Share Data)



                                                  YEARS ENDED SEPTEMBER 30,
                                                  -------------------------

                                     1999       1998       1997       1996       1995
                                     ----       ----       ----       ----       ----
Selected Operating Data (*)

Continuing Operations:
  Revenues                          $2,204     $1,999     $ 3,529     $1,705       -0-
  Net Profit(Loss)                 ($  893)   ($1,758)    $   141     $  244       -0-
  Net Profit(Loss) Per Share       ($ 0.04)   ($ 0.11)    $  0.01     $ 0.03       -0-

Discontinued Operations:
  Net Gain  (Loss)                  $  413    ($3,473)   ($    96)   ($  270)   ($  960)
  Net Gain  (Loss) Per Share        $ 0.02    ($ 0.20)   ($  0.01)   ($ 0.03)   ($ 1.66)

Selected Balance Sheet Data
  Total Assets                      $3,843     $3,930     $16,331     $5,817     $1,421
  Total Liabilities                 $3,496     $4,088     $11,977     $5,424     $3,639
  Long-Term Debt                    $1,221     $2,002     $ 4,581     $3,026     $1,131

Shareholders' Equity (Deficiency
  in Assets)                        $  347    ($  157)    $ 4,353     $  393    ($2,218)
Dividends Declared                    None        None       None        None      None


*Recasted to reflect the continuing operations of the Feminine Hygiene and Family Planning Products division which began operations in March 1996, date of acquisition.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

           LIQUIDITY AND CAPITAL RESOURCES
           -------------------------------

           The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long-term debt, convertible debentures or notes, and the sale of common stock in the Company. In fiscal 1997 the Company incurred long term debt of $575,000 with the issuance of Convertible debentures. As of September 30, 1998 all other long term debt incurred was converted to common stock, repaid or canceled. The Company also raised capital from the sales of common shares the proceeds of which were as follows:
$1,075,000 in fiscal 1997, $182,556 in fiscal 1998 and $800,000 in fiscal 1999.
As of September 30, 1999, the Company had cash of approximately $78,000.

           With the restructuring of the Company the feminine hygiene Branded products have become the core business with which the Company expects to grow. The acquisition price of approximately $3,600,000 in March 1996 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 whose payment was restructured in December, 1998. The Brands which were acquired have been established approximately thirty years on average and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R).

           Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics, and domestic government agencies. The Company's sales are conducted by one independent Sales Representative Organization, which calls on the key accounts that carry the lines. The Company expects its sales representative to expand sales of the lines by expanding the customer base and by receiving greater support from the Company in promoting the products.

           The Company believes that through its new repackaging of the products and its addition of new products to the feminine hygiene line, sales of the Company's products should be enhanced.


           RESULTS OF OPERATIONS
           ---------------------

           1999 COMPARED TO 1998

           Sales and revenues for the fiscal year ended September 30, 1999 total $2,204,038 vs. $1,998,972 for the prior fiscal year. The increase in revenues for the feminine hygiene product line was primarily due to a price increase which took effect on April 1, 1999.

           The Company operated at a gross profit of 51.8% in 1999 as compared with 52% in the prior year. The decline in gross profit is directly related to a shift in product mix during the year. The selling, general and administrative expenses were comparable to the prior year with the larger expenses being incurred for advertising, legal and consulting fees for the feminine hygiene line.

           Amortization of intangibles of $188,400 is the amortization of Tradenames and Trademarks, which compares with the $207,065 of amortization in the prior fiscal year.


           1998 COMPARED TO 1997

           Sales and Revenues for the fiscal year ended September 30, 1998 total $1,998,972 versus $3,529,114 for the prior fiscal year. The drop in revenues for the feminine hygiene product line was due to supply problems resulting from cash flow difficulties related to the discontinued divisions.

           The Company operated at a gross profit of 52% in 1998 as compared with 59.9% in the prior year. The decline in gross profit is directly related to a shift in product mix during the year. The increase in selling, general and administrative expenses is due primarily to increases in advertising allowances, legal fees and expenses for the feminine hygiene line.

           Amortization of intangibles of $207,065 is the amortization of Tradenames and Trademarks, which compares with the $192,000 of amortization in the prior fiscal year. Other expenses for fiscal 1998 consist of accrued expenses of approximately $219,000 for possible settlements of pending litigation. The write-off of $297,051 relates to the Company's write-off of an investment in ABS Group, Inc.'s restricted shares totaling $250,750 and the write-off of $46,301 in miscellaneous licensing costs.

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

           Amortization of intangibles of $192,000 represents the amortization of Tradenames and Trademarks which compares to the $99,600 of amortization of Tradenames and Trademarks 1996 (which were acquired in March 1996). Other expenses in fiscal 1997 include the settlement of the Amswiss lawsuit in September 1997 in the amount of $436,300, consisting of $250,000 in cash and the balance of $186,300 by the issuance of 115,000 shares of common stock. Interest expense for the year ended September 30, 1997 included $114,212 of interest incurred in the acquisition of CMT and $152,232 of interest on the note payable for the feminine hygiene product line.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           See Financial Statements and Schedules.



ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
           ----------------------------------------------------

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
           -----------------------------------------------

           The following list sets forth information as of November 30, 1999, as to all directors and executive officers of the Company during its fiscal year ended September 30, 1999.


           RUSSELL CLEVELAND, age 61, is a Director of the Company and Chairman of the Board of the Company. He currently serves as President of the Managing General Partner of Renaissance Capital Partners, Ltd., President and Director of Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ) and a Director of Renaissance US Growth and Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as a director of Danzer Corporation (formerly Global Environmental Corp.), Tutogen Medical, Inc., Bentley Pharmaceuticals, Inc. and Technology Research, Inc.

           JONATHAN ROSEN, age 37, is a Director of the Company and was appointed Acting President & Chief Executive Officer of the Company on July 29, 1998, at the time of the previous President's resignation. Since 1985 Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance.

           JOHN FIGLIOLINI, age 38, is a Director of the Company. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services.

           JAMES MURPHY, age 49 is a Director of the Company. Mr. Murphy is President, Chief Executive Officer and Chairman of the Board of Bentley Pharmaceuticals, Inc. Previously, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation. He also spent fourteen years in pharmaceutical research while at SmithKline Corporation and contract research laboratories.

           BARRY WEISBERG, age 54 is a Director of the Company. Mr. Weisberg is a former Director and President of Lannett Company, Inc., a generic pharmaceutical manufacturer, Divisional Vice President of Moore Medical Corporation, Inc. a national drug distributor and wholesaler. Additionally Mr. Weisberg was a Vice President of Sales for NMC Laboratories, Inc., a generic pharmaceutical manufacturer.

           JOHN J. GREIN, age 53, has been Secretary of the Corporation and Sr. Vice President of Finance since April 1, 1999. Mr. Grein has been a V.P. and CFO of various public and privately held companies since 1978. Mr. Grein received a Masters in Finance from New York Institute of Technology.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           The following table summarizes all plan and non-plan compensation awarded to, earned by or paid to the Company's Chief Executive Officer and its other Executive Officers who were serving as executive officers during and at the end of the last completed fiscal year ended September 30, 1999 for services rendered in all capacities to the company and its subsidiaries for each of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                             LONG TERM       ALL OTHER
                                 ANNUAL COMPENSATION        COMPENSATION    COMPENSATION
                                                               AWARDS
                                 -------------------        ------------    ------------

                                                             SECURITIES
                                                             UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR      SALARY     BONUS      OPTIONS
---------------------------   ----      ------     -----      -------

Jonathan Rosen                1999     $227,750     None       None
  Acting President and CEO    1998     $ 32,000     None       None

John J. Grein                 1999     $ 46,385     None       None
  Sr. V.P. of Finance

Vincent H. Pontillo           1999     $ 41,250     None       None
                              1998     $ 75,000     None       None
                              1997     $ 25,000     $1,200     None

Executive Officers of         1999     $315,385
Company as a Group            1998     $107,000
                              1997     $ 25,000



               AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES
               ---------------------------------------------------

                     NONE

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

(a) and (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

           The following table sets forth information at November 30, 1999 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:

 NAME AND ADDRESS                    AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------                  --------------------       ----------------


 Jonathan Rosen (2)(3)                      500,000                  2.20%
 Barry Weisberg                             141,750                  0.62%
 John Figliolini (3)                      2,131,137                  9.36%
 Russell Cleveland (1)                        8,103                  0.04%
 John J. Grein                                2,000                  0.01%

 Renaissance Capital Partners Ltd.        4,513,000                 19.83%

 LGT Bank in Liechtenstein AG             5,582,344                 24.52%

 All Directors and Officers as
 a Group (5 persons)                      2,782,990                 12.23%


(1) Does not include 4,513,000 shares of common stock owned by Renaissance Capital Partners Ltd. of which Russell Cleveland is a principal. (See Certain Relationships and Related Transactions.)

(2) Does not include 47,500 shares of common stock held in the name of Anglo Co. Ltd.

(3) Does not include 3,333,333 shares of common stock held equally with John Figliolini held in the name of Dynamic Corporate Holdings Corporation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           Russell Cleveland, a Director of the Company, is also a major shareholder and principal of Renaissance Capital Group, Inc.

           John Figliolini, a Director of the Company, acted as a paid consultant to Dondo Associates, Inc. in connection with the sale of CMT and substantially assisted in obtaining the ultimate cancellation of the Company's indebtedness to Dondo. (See Business Operations - Recent Developments and Discontinued Operations.)


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

                                            FEMINIQUE CORPORATION



                                            By:  /S/ JONATHAN ROSEN
                                                 ------------------
                                                 Jonathan Rosen
                                                 Acting President and
                                                 Chief Executive Officer


                                            By:  /S/ JOHN J. GREIN
                                                 -----------------
                                                 John J. Grein
                                                 Sr. V.P. of Finance

                     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ JONATHAN ROSEN
------------------
JONATHAN ROSEN             Acting President, Chief
                           Executive
                           Officer and Director              January 31, 2000

/S/ RUSSELL CLEVELAND
---------------------
RUSSELL CLEVELAND          Chairman of the Board             January 31, 2000

/S/ JOHN FIGLIOLINI
-------------------
JOHN FIGLIOLINI            Director                          January 31, 2000

/S/ JAMES MURPHY
----------------
JAMES MURPHY               Director                          January 31, 2000

/S/ BARRY WEISBERG
------------------
BARRY WEISBERG             Director                          January 31, 2000

                              FEMINIQUE CORPORATION
                               (FORMERLY KNOWN AS
                             BIOPHARMACEUTICS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED SEPTEMBER 30,
                               1999, 1998 AND 1997

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX


                                                                           PAGE
                                                                          NUMBER

Auditor's Report                                                               1

FINANCIAL STATEMENTS:
---------------------

Consolidated Balance Sheets as of
 September 30, 1999 and 1998                                               2 - 3

Consolidated Statements of Operations for the
 Years Ended September 30, 1999, 1998 and 1997                                 4

Consolidated Statements of Shareholders' Equity for
 the Years Ended September 30, 1999, 1998 and 1997                         5 - 7
Consolidated Statements of Cash Flows for the
 Years Ended September 30, 1999, 1998 and 1997                             8 - 9

Notes to Consolidated Financial Statements                               10 - 27


FINANCIAL STATEMENT SCHEDULES:
------------------------------

Schedule VIII - Valuation Accounts                                            29

FARBER, BLICHT & EYERMAN, LLP
-----------------------------
Certified Public Accountants
255 Executive Drive, Suite 215      Telephone: (516) 576-7040
Plainview, NY 11803-1715            Facsimile:  (516) 576-1232


Board of Directors and Shareholders
Feminique Corporation (formerly known as
 Biopharmaceutics, Inc.)
Bellport, New York


        We have audited the accompanying consolidated balance sheets of Feminique Corporation (formerly known as Biopharmaceutics, Inc.) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Feminique Corporation (formerly known as Biopharmaceutics, Inc.) and Subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses from continuing operations in each of the two years in the period ended September 30, 1999 and had a consolidated working capital deficit at September 30, 1999 of $1,612,877. These conditions raise substantial doubt about the Company's ability to continue as a going concern, management's plans in addressing these matters are more fully discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Plainview, New York
January 19, 2000

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998


                                     ASSETS
                                     ------



                                                          1999           1998
                                                          ----           ----
Current assets:
 Cash                                                 $   78,334      $   34,421
 Trade receivables, less allowance
  for doubtful accounts of $23,000;
  $15,000 in 1998                                        295,812         290,268
 Inventories                                             156,716         179,401
 Prepaid expenses and other
  current assets                                         130,892         124,958
                                                      ----------      ----------

           Total current assets                          661,754         629,048

Property, plant and equipment, at
 cost, net of accumulated depreciation
 and amortization                                         68,969           1,005
Intangible assets, at cost, net of
 accumulated amortization                              3,112,025       3,300,425
                                                      ----------      ----------

                                                      $3,842,748      $3,930,478
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1999 AND 1998


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
           -----------------------------------------------------------

                                                   1999            1998
                                                   ----            ----

Current liabilities:
 Accounts payable - trade                      $    537,121    $    180,147
 Accrued expenses                                   668,899       1,423,319
 State income taxes payable
                                                       --            29,000
 Notes payable                                      100,000            --
 Current maturities of long-term
  Debt                                              205,685         104,341
 Net liability of discontinued
  operations                                        187,926         349,269
Convertible debentures payable                      575,000            --
                                               ------------    ------------

           Total current liabilities              2,274,631       2,086,076
                                               ------------    ------------

Long-term debt                                    1,221,003       1,426,688
                                               ------------    ------------
 Convertible debentures payable
                                                       --           575,000
                                               ------------    ------------

Commitments and contingencies                          --              --

Shareholders' equity:
  Common stock - par value $.001
   per share:
    Authorized - 75,000,000 shares
    Issued - 22,765,399 shares;
     17,370,118 shares in 1998                       22,765          17,370
  Additional paid-in capital                     34,850,702      33,871,890
  Deficit                                       (33,581,741)    (33,101,934)
                                               ------------    ------------
                                                  1,291,726         787,326
Less treasury stock, at cost
 (103,432 shares)                                  (944,612)       (944,612)
                                               ------------    ------------

                                                    347,114        (157,286)

                                               $  3,842,748    $  3,930,478
                                               ============    ============



   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                          1999           1998          1997
                                          ----           ----          ----


Sales                                 $ 2,204,038    $ 1,998,972    $ 3,529,114
                                      -----------    -----------    -----------

Costs and expenses:
 Cost of sales                          1,061,839        960,185      1,414,783
 Selling, general and
  administrative                        1,783,706      1,826,642        992,837
 Amortization of intangibles              188,400        207,065        192,000
                                      -----------    -----------    -----------
                                        3,033,945      2,993,892      2,599,620
                                      -----------    -----------    -----------

                                         (829,907)      (994,920)       929,494
                                      -----------    -----------    -----------

Other income (deductions):
 Gain (Loss) on settlements of
  litigation                              151,500       (238,478)      (436,300)
 Write-off of investment in
  restricted securities                      --         (250,750)          --
 Write-off of licensing costs                --          (46,301)          --
 Interest expense                        (214,294)      (227,754)      (322,948)
                                      -----------    -----------    -----------

                                          (62,794)      (763,283)      (759,248)
                                      -----------    -----------    -----------
Income (loss) from continuing
 operations before provision
 for state income taxes                  (892,701)    (1,758,203)       170,246
Provision for state income
 Taxes                                       --             --           29,000
                                      -----------    -----------    -----------


Income (loss) from continuing
 Operations                              (892,701)    (1,758,203)       141,246
                                      -----------    -----------    -----------

Discontinued operations:
 Operating loss
                                             --       (1,259,416)       (96,254)
 Gain (loss) on disposal                  412,894     (2,213,901)          --
                                      -----------    -----------    -----------
                                          412,894     (3,473,317)       (96,254)
                                      -----------    -----------    -----------

Net income (loss                      $  (479,807)   $(5,231,520)   $    44,992
                                      ===========    ===========    ===========

Earnings (loss) per common share:
  Continuing operations               $      (.04)   $      (.11)   $       .01
  Discontinued operations                     .02           (.20)          (.01)
Net loss                              $      (.02)   $      (.31)         --
                                      ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997




                                                                                                          NOTES
                                       COMMON SHARES          ADDITIONAL                               RECEIVABLE
                                ----------------------------   PAID-IN                                    FROM
                                 NUMBER OF                                                 TREASURY    OFFICERS &
                                  SHARES      AMOUNT CAPITAL                 DEFICIT        STOCK       EMPLOYEES       TOTAL
                                ----------------------------                 -------        ------      ---------       -----

Balance, October 1, 1996          40,871,078    $ 40,871    $29,771,461   $(27,915,406)   $(944,612)   $(559,274)    $   393,040

Shares issued in exchange
 for convertible debentures        1,200,000       1,200        298,800           --           --           --          300,000
Reverse stock split on a
 one-for-four basis              (31,553,308)    (31,553)        31,553           --           --           --             --
Shares issued in
 connection with legal and
 other services rendered              23,764          24         44,652           --           --           --           44,676
Shares issued in connection
 with the Company's
 Regulation S Offerings, net
 of related expenses
 of $300,000                       3,115,385       3,115      1,071,885           --           --           --        1,075,000
Shares issued as commission
 in connection with the
 purchase of Caribbean
 Medical Testing Center, Inc.        550,000         550      1,043,200           --           --           --        1,043,750
Shares issued in connection
 with settlement of
 litigation                          115,000         115        186,185           --           --           --          186,300
Shares issued in exchange
 for convertible debentures        2,494,813       2,495      1,244,912           --           --           --        1,247,407
Forgiveness of interest on
 indebtedness to officer                --          --           18,000           --           --           --           18,000
Net income for the year                 --          --             --           44,992         --           --           44,992
                                 -----------------------------------------------------------------------------------------------
Balance, September 30, 1997       16,816,732    $ 16,817    $ 33,710,648   $(27,870,414)   $(944,612)   $(559,274)   $ 4,353,165
                                 -----------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                   (continued)

                                                                                                             NOTES
                                                                                                           RECEIVABLE
                                        COMMON SHARES         ADDITIONAL                                    FROM
                                 -------------------------
                                  NUMBER OF                    PAID-IN                        TREASURY     OFFICERS &
                                   SHARES        AMOUNT        CAPITAL         DEFICIT         STOCK       EMPLOYEES     TOTAL
                                -------------------------------------------    -------         -----      ----------     -----

Balance, September 30, 1997     16,816,732    $   16,817    $ 33,710,648    $(27,870,414)   $(944,612)   $(559,274)   $ 4,353,165

Shares issued in connection
 with legal and consulting
 services rendered                 430,000           430         459,570            --           --           --          460,000

Shares issued in connection
 with the Company's
 Regulation S offerings            232,100           232         182,324            --           --           --          182,556

Cancellation of notes
 receivable and return of
 related stock issued under
 granted stock options            (171,525)         (172)       (559,102)           --           --        559,274           --

Shares issued in connection
 with the exercise of
 stock options                      62,811            63          78,450            --           --           --           78,513

Net loss for the year
 ended September 30, 1998             --            --              --        (5,231,520)        --           --       (5,231,520)
                                -------------------------------------------------------------------------------------------------
Balance, September 30, 1998     17,370,118    $   17,370    $ 33,871,890    $(33,101,934)   $(944,612)        --      $  (157,286)
                                -------------------------------------------------------------------------------------------------


                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                   (continued)

                                                                                                              NOTES
                                                                                                            RECEIVABLE
                                       COMMON SHARES            ADDITIONAL                                    FROM
                               -----------------------------
                               NUMBER OF                         PAID-IN                        TREASURY   OFFICERS &
                                SHARES             AMOUNT        CAPITAL        DEFICIT          STOCK      EMPLOYEES     TOTAL
                              --------------------------------------------     ---------       ---------   ---------      ----

Balance, September 30, 1998     17,370,118   $     17,370   $ 33,871,890    $(33,101,934)   $   (944,612)   $ --     $   (157,286)

Shares issued in connection
 with the Company's sale of
 common stock                    4,444,443          4,444        795,556            --              --        --          800,000

Shares issued in connection
 with consulting services
 rendered by
             Board members         639,000            639        124,784            --              --        --          125,423
             others                 88,125             88         17,209            --              --        --           17,297

Shares issued to debenture
 holders for interest              121,867            122         23,033            --              --        --           23,155

Shares issued in payment
 of a note payable                 101,846            102         18,230            --              --        --           18,332

Net loss for the year
 ended September 30, 1999             --             --         (479,807)           --              --        --         (479,807)
                               -----------------------------------------------------------------------------------------------------

Balance, September 30, 1999     22,765,399   $     22,765   $ 34,850,702    $(33,581,741)   $   (944,612)     --     $    347,114
                              -----------------------------------------------------------------------------------------------------

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                                1999           1998             1997
                                                ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations     $  (892,701)   $(1,758,203)   $   141,246
Gain (loss) from discontinued operations         412,894     (3,473,317)       (96,254)

Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization -
   discontinued operations                          --          828,635        385,245
  Depreciation and amortization -
   continuing operations                         192,395        188,400        188,400
  Loss on write-off of:
    Property and equipment                          --        1,199,422           --
    Intangible assets                               --        7,885,844           --
    Licenses                                        --           46,301         15,000
    Investment in restricted securities             --          250,750           --
  Cancellation of indebtedness in
   connection with sale of Caribbean
   Medical Testing Center, Inc.                     --       (6,094,707)          --
  Issuance of common shares in
   settlement of litigation                         --             --          186,300
  Issuance of common shares for legal
   and consulting services rendered              142,720        260,000         44,676
  Issuance of common shares to debenture
   holders for interest                           23,155           --             --

Changes in certain assets and liabilities:
  Accounts receivable                             (5,544)     1,139,842       (462,144)
  Inventories                                     22,685        423,733        (64,775)
  Other current assets                            (5,934)       188,006       (117,128)
  Accounts payable - trade                       356,974       (901,129)      (173,832)
  Accrued expenses                              (751,188)       590,590        234,652
  Obligation relating to settlement
   of litigation                                    --         (250,000)       250,000
  Net liability from discontinued
   operations                                   (161,343)       349,269           --
  State income taxes payable                     (29,000)       (61,000)        90,000
  Deferred revenue                                  --             --         (172,515)
  Sundry                                            --           68,865         (1,465)
                                             -----------    -----------    -----------

Net cash provided by (used in)
 operating activities                           (694,887)       881,301        447,406
                                             -----------    -----------    -----------


                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997




                                                      1999             1998           1997
                                                      ----             ----           ----

Balance carried forward                             $  (694,887)   $   881,301    $   447,406
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment               (71,959)      (287,573)      (162,657)
Acquisition of Caribbean Medical Testing
  Center, Inc.                                             --             --       (6,000,000)
Proceeds from sale of marketable securities                --             --           97,500
Intangible assets acquired                                 --             --          (62,181)
Cash overdraft                                             --             --          (59,745)
                                                    -----------    -----------    -----------
Net cash used in investing activities                   (71,959)      (287,573)    (6,187,083)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common shares
 of stock                                               800,000           --             --
Proceeds from bank loan                                    --          110,000           --
Proceeds from issuance of convertible
 debentures                                                --             --          575,000
Short-term debt incurred                                100,000           --        1,250,000
Repayments of short-term debt                              --             --       (1,250,000)
Collection of notes receivable                             --             --          150,000
Proceeds from Company's Regulation S
 offerings and the exercise of
 stock options                                             --          261,069      1,375,000
Long-term debt incurred                                    --             --        4,892,715
Repayments of long-term debt                            (89,241)    (1,432,680)      (795,509)
                                                    -----------    -----------    -----------

Net cash provided by (used in)
 financing activities                                   810,759     (1,061,611)     6,197,206
                                                    -----------    -----------    -----------
Net increase (decrease) in cash                          43,913       (467,883)       457,529
Cash at beginning of year                                34,421        502,304         44,775
                                                    -----------    -----------    -----------
Cash at end of year                                 $    78,334    $    34,421    $   502,304
                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during year:
   Interest                                         $   127,000    $   371,000    $   235,000
                                                    -----------    ===========    ===========

   Taxes                                            $    29,000    $      --      $      --
                                                    -----------    -----------    -----------

Non-cash financing activities:
 Reference is made to financial statements notes for certain non-cash financing activities.


                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a) THE COMPANY

           In June, 1999, Biopharmaceutics, Inc. (the "Company"), pursuant to a meeting of the Board of Directors, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of the Company to Feminique Corporation.

           The Company, after its restructuring in 1998 (Note 2) became a distributor of consumer feminine hygiene and family planning products which are sold nationwide to major chain stores, distributors and wholesalers.

           In December, 1998, the Company sold its wholly owned subsidiary, Caribbean Medical Testing Center, Inc. ("CMT", (Note 16)). CMT was acquired by the Company in June, 1997 and is engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products (Note 16). The accompanying financial statements reflected the sale of CMT and the discontinuation of its manufacturing facilities as of September 30, 1998, with both CMT and its generic pharmaceutical operations being reflected in the consolidated statements of operations as discontinued operations.

           In December, 1999, the Company signed a non-binding letter of intent for the sale of the Company's rights, title and interest in the cancer treatment drug (DBD/Mitolactol ("DBD"), Note 15)).

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

                                 FEMINIQUE, INC.
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

           e) DEPRECIATION AND AMORTIZATION

           The Company amortized its intangible asset on the straight-line method over its estimated useful live of twenty years (Note 6). The Company depreciated its property and equipment on the straight-line method for financial reporting purposes. For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

           Leasehold improvements were amortized over thirty-nine years. Equipment, furniture and fixtures generally were assigned five year lives.

           Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

           The Company previously adopted Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of FAS 121 had no material affect on the accompanying financial statements.

           f) DEFERRED INCOME TAXES

           Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 1999.

           g) EARNINGS PER COMMON SHARE OF COMMON STOCK

           Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective in the fourth quarter of 1997 and requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

           g) EARNINGS PER COMMON SHARE OF COMMON STOCK (continued)

common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. On June 13, 1997, the Board of Directors of the Company approved a reverse stock split of the Company's common stock on a one-for four basis. All per share amounts in the accompanying financial statements have been restated to reflect this reverse stock split. Only basic earnings per share is presented as all common stock equivalents are either anti-dilutive or not material for the periods presented.

           For the years ended September 30, 1999, 1998 and 1997, the weighted average number of shares outstanding used in the per share computation were 20,758,944, 17,000,237 and 15,253,588, respectively, after giving effect to the reverse stock split.

           h) RESEARCH AND DEVELOPMENT EXPENSES

           The Company expenses research and development costs as incurred. Research and development costs for the three years ended September 30, 1999 were not significant.

           i) FAIR VALUE OF FINANCIAL INSTRUMENTS

           At September 30, 1999, the carrying amounts of the Company's financial instruments included in its current assets and current liabilities approximate fair value. Additionally, the carrying amounts of the Company's long-term debt also approximates their fair value as of September 30, 1999.

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

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

           k) CONCENTRATION OF CREDIT RISK

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of sales, trade accounts receivable and cash. The Company grants credit to customers located throughout the United States and Internationally. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. For the year ended September 30, 1999, the Company had sales to one unrelated customer of approximately $271,000 (12.3% of sales). In fiscal 1998, the Company had sales to three unrelated customers of approximately $297,000 (14.9% of sales), $293,000 (14.7% of sales) and $254,000
(12.7% of sales). In fiscal 1997, sales to two unrelated customers aggregated approximately $475,000 (13.5% of sales) and $351,000 (10% of sales).

           The Company places its cash with financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, such cash balances may be in excess of the FDIC insurance limit.

           As of September 30, 1999, the Company had receivables from three unrelated customers of approximately $70,000 (23.7% of accounts receivable), $42,000 (14.2% of accounts receivable) and $31,000 (10.5% of accounts receivable), respectively. As of September 30, 1998, the Company had receivables from two unrelated customers of approximately $46,000 (15.9% of accounts receivable) and $43,000 (14.8% of accounts receivable), respectively.

           l) ACCOUNTING FOR STOCK-BASED COMPENSATION

           The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No 123"), which establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has adopted the disclosure - only provisions of SFAS No.
123. (Note 12). The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

           m) YEAR 2000 COMPLIANCE

           Management took steps to examine the Company's potential exposure to business interruption due to possible year 2000 computer software failures, and determined that no apparent conflicts would prevent the present software from operating properly at year 2000. Management has also made similar inquiries of their major suppliers and customers and currently, are aware of no material conflicts that will jeopardize the operations of the Company.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

           n) ADVERTISING COSTS

           Advertising expenditures relating to the consumer feminine hygiene and family planning products are expensed in the period the advertising initially takes place. Direct response advertising costs, consisting primarily of costs associated with trade show booths are amortized over the period during which the benefits are expected. Advertising costs aggregated approximately $550,000, $279,000 and $177,000 for the years ended September 30, 1999, 1998 and
1997, respectively, and are included in the accompanying financial statements in the consolidated statements of operations.


Note 2.  BASIS OF PREPARATION
         --------------------

           In August, 1998, the Company's Board of Directors unanimously approved a restructuring plan of the Company. As a result, the Company's subsidiary in Puerto Rico, CMT, was sold in December, 1998 (Note 16) and the manufacturing operations of its generic pharmaceutical products were discontinued, effective September 30, 1998.

           The Company has incurred net losses from continuing operations of $892,701 and $1,758,203 for the years ended September 30, 1999 and 1998, respectively, and has a working capital deficit of $1,612,877 at September 30, 1999. In conjunction with the aforementioned restructuring, and as part of Management's plan to refocus the Company's efforts into a leading provider of women's health care products, the Company during the year ended September 30, 1999 received $800,000 from the sale of its common stock, $100,000 from the issuance of convertible debentures and the issued common stock in settlement of various obligations. To overcome the Company's present working capital deficiency and until such time that the Company attains profitable operations, the Company intends to obtain additional funding through the further sale and issuances of its common stock together with issuances of convertible debentures. The Company is continuing to implement its aggressive marketing plan with its new sales organization.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 3.  INVENTORIES
         -----------

           The components of inventories are as follows:

                                                       SEPTEMBER 30,
                                                       -------------
                                                1999         1998         1997
                                              --------     --------     --------
Raw materials, work-in-process
 and finished goods (*)                       $   --       $   --       $315,675
Finished goods and raw materials-
 feminine hygiene products                     156,716      179,401      287,459
                                              --------     --------     --------

                                              $156,716     $179,401     $603,134
                                              ========     ========     ========

(*) Relating to the Company's discontinued operations (Note 16).


Note 4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS
         -----------------------------------------

           Prepaid expenses and other current assets consist of the following:

                                                       SEPTEMBER 30,
                                                1999                    1998
                                                ----                    ----

   Prepaid fees                              $ 76,000                $105,000
   Prepaid insurance                           17,000                  15,000
   Prepaid promotional fees                    21,000                    -
   Sundry                                      16,892                   4,958
                                             --------                --------

                                             $130,892                 $124,958
                                             ========                 ========


Note 5.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

           Property, plant and equipment consists of the following:

                                                           SEPTEMBER 30,
                                                    1999                 1998
                                                    ----                 ----
   Equipment, furniture and fixtures              $17,897              $  --
   Building and leasehold improvements
                                                   54,062                 --
   Tools and dies                                   1,415               1,415
                                                    -----               -----
                                                   73,374               1,415
   Less: accumulated depreciation and
    amortization                                    4,405                 410
                                                  -------             -------

                                                  $68,969             $ 1,005
                                                  =======             =======

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)_

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 6.  INTANGIBLE ASSETS
         -----------------

           At September 30, 1999, intangible assets represent assets acquired from London International U.S. Holdings, Inc. ("London Int'l"), now known as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The obligation is guaranteed by the Company and is collateralized by a security interest in all accounts receivable, inventory and the trademarks and trade names purchased.

           The intangible assets represent the assets acquired from London Int'l, costing $3,600,000 and associated brokerage fees and legal costs incurred totaling $171,425. Amortization expense aggregated $188,400 for each of the three years ended September 30, 1999.

           The components of intangible assets as of September 30, 1999 and 1998 are as follows:

                                                   1999               1998
                                                   ----               ----
   Trademarks, tradenames and
    customer base acquired from
    London Int'l                             $3,771,425          $3,771,425

   Less: accumulated amortization               659,400             471,000
                                             ----------          ----------

                                             $3,112,025          $3,300,425
                                             ----------          ----------


Note 7.  LICENSING COSTS
         ---------------

           During 1998, the Company wrote off $46,301, representing its investment in an exclusive license to a patented process for a non-invasive test to diagnose Alzheimer's disease.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 8.  ACCRUED EXPENSES
         ----------------

           Accrued expenses consist of the following:

                                            SEPTEMBER 30,
                                       1999            1998
                                       ----            ----

    Professional fees               $ 332,000      $  567,000
    Commissions                        76,000         124,000
    Interest                          110,000         586,000
    Promotional costs                  50,000           --
    Sundry                            100,899         146,319
                                    ---------      ----------
                                    $ 668,899      $1,423,319
                                    =========      ==========

Note 9.  NOTES PAYABLE
         -------------

           a) On September 15, 1999, the Company borrowed $100,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 8% per annum with interest payments due on October 31, 1999, March 31, 2000 and June 1, 2000, the maturity date of this note. The conversion price of the note is $.15 per share, subject to certain adjustments as outlined therein.

           b) On January 16, 2000, the Company borrowed an additional $37,000, the terms and conditions of which are similar to those of the preceding $100,000 note.

Note 10.  LONG-TERM DEBT
          --------------

           Long-term debt consists of the following:

                                                       SEPTEMBER 30,
                                                 1999                1998
                                                 ----                ----
Note payable - in connection with
 purchase of the feminine hygiene
 product lines (*)                            $1,426,688          $1,515,929

Other                                             --                  15,100
                                              ----------          ----------
                                               1,426,688           1,531,029
Less: current maturities                         205,685             104,341
                                              ----------          ----------

                                              $1,221,003          $1,426,688
                                              ==========          ==========

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 10.  LONG-TERM DEBT (continued)
          --------------

(*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London Int'l (Note 6). The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand.

           The following is a schedule of principal repayments of all long-term debt at September 30, 1999:

                 2000                           $  205,285
                 2001                              301,327
                 2002                              393,915
                 2003                              482,883
                 2004                               43,278
                                                ----------

                                                $1,426,688


Note 11. CONVERTIBLE DEBENTURES PAYABLE
         ------------------------------

           The $575,000 of convertible debentures outstanding at September 30, 1999 mature in May or June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest on the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share or 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying financial statements at September 30, 1999 reflect the convertible debentures payable as a current liability.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 12. STOCK OPTIONS
         -------------

           In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At September 30, 1999, the Company had 45,000 options outstanding under this plan.

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

           Information regarding stock options as at and for the three years ended September 30, 1999 is summarized below:


                               1999                   1998                         1997
                        ------------------     ------------------            ----------------

                                  OPTION                  OPTION                       OPTION
                        SHARES    PRICE        SHARES     PRICE              SHARES     PRICE
                        ------    ------       ------     ------             ------     -----
Shares under option:
 Outstanding -
  beginning of year     70,000    $   0.50   3,980,586    $0.50 - $1.88       597,500   $   0.50
 Granted - 1997
  qualified  plan         --       --             --                --      3,405,600   $   1.88
 Issued 1997
  qualified plan          --       --             --                --         22,514   $   1.88
 Terminated            (25,000)   $   0.50  (3,910,586)   $0.50 - $1.88          --         --
 Outstanding -
  end of year           45,000    $   0.50      70,000    $        0.50     3,980,586   $0.50 - $1.88


           In 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standard No 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the year ended September 30, 1997. No options were granted during the two year period ended September 30, 1999.

                             FREMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



Note 13. INCOME TAXES
         ------------

           The Company, as of September 30, 1999, has available approximately $28,255,000 of net operating loss carry forwards (expiring through the year
2014) to reduce future Federal and state income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $11,300,000. The amount of the valuation allowance is reviewed periodically.

           The net operating loss carryforwards expire as follows:

             YEAR                                         AMOUNT

              2001                                     $   368,000
              2002                                       2,675,000
              2003                                       1,958,000
              2004                                       1,107,000
              2005                                       1,862,000
              2006                                         903,000
              2007                                         642,000
              2008                                       3,003,000
              2009                                       4,581,000
              2010                                       9,491,000
              2013                                       1,185,000
              2014                                         480,000
                                                       -----------
                                                       $28,255,000
                                                       ===========

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 14. COMMITMENTS AND CONTINGENCIES
         -----------------------------

           (a) The operations and offices of the Company and its subsidiaries are conducted from leased premises in Bellport, New York. The Company entered into an agreement in January, 1999 to lease 15,000 square feet of this facility for one year, at an annual rental of $90,000, with an option to renew for an additional year. Rent expense aggregated approximately $80,000 for the year ended September 30, 1999 and $53,000 for each of the two years ended September 30, 1998. The Company exercised their option and renewed its lease until December 31, 2000.

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

           (c) The Company has accrued $47,000 for estimated settlements of pending litigation. The claims are substantially in connection with disputes over merchandise purchased.

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

           (e) The Company is currently negotiating with the Food and Drug Administration ("FDA") to prevent the FDA from debarring Biopharmaceutics, Inc. from submitting abbreviated drug applications. This subsidiary discontinued its operations effective September 30, 1998 (Note 16). Management and counsel are of the opinion that this debarment will not effect its current operations within its consumer feminine hygiene products subsidiary. This proceeding arose as a result of the Company and its prior management being convicted of certain violations for which the resulting penalties and fines were paid in full in October, 1997.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 14. COMMITMENTS AND CONTINGENCIES (continued)
         -----------------------------

           (f) As of September 30, 1999, the Company is involved in various other legal actions, none of which Management believes will have a material adverse affect on the operations of the Company.


Note 15. JOINT VENTURE ARRANGEMENT
         -------------------------

           In October, 1997, the Company settled an action arising from the alleged failure of the Company to file a registration statement with the Securities and Exchange Commission for certain shares and warrants of the Company owned by Amswiss Scientific, Inc. ("Amswiss"). Pursuant to the Settlement Agreement, the Company paid to Amswiss $250,000 in November 1997 and issued 115,000 shares of the Company's common stock valued at $186,300. The accompanying statement of operations for the year ended September 30, 1997 reflects a charge aggregating $436,300 for this settlement.

           During September 1996, the Company entered into a joint venture agreement with Advanced Biological Systems, Inc., which subsequently changed its name to ABS Group, Inc. ("ABS"), for the completion of the regulatory process to commercialize for ultimate sale certain cancer drugs purchased by the Company from Amswiss. All funding for the joint venture was to be provided for by ABS and the Company was to be responsible for handling the management of the project. For the three years ended September 30, 1999, the joint venture incurred a combined loss of approximately $518,000.

           The joint venture agreement provided, among other things, the payment of a total of a minimum of $2,750,000 to the Company in cash and/or securities for the sub-license. Payment terms included 425,000 shares of restricted common stock of ABS and $150,000 paid in 1996. No additional payments were made. In October, 1998, the Agreement was amended whereby the original profit/loss sharing percentages were changed and ABS was granted an irrevocable 10% interest in any monies due the Company in the event of any sale of any cancer drug of the joint venture. The market value of the restricted shares of ABS at September 30, 1998 was negligible, and the Company wrote off the value of these restricted shares, approximately $251,000, in its consolidated statement of operations.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


Note 15. JOINT VENTURE ARRANGEMENT (continued)
         -------------------------

           In December 1999, the Company signed a non-binding letter of intent for the sale of the Company's rights, title and interest in the cancer treatment drug DBD. The agreement, among other things, requires the purchaser to assume all costs relative to the development and subsequent marketing and sale of DBD provided such development costs do not exceed $2,000,000. In the event that the costs of any additional studies exceed this amount, the Company will share in the expenses on a 50/50 basis of such additional studies. Upon the execution of a definitive Agreement, a non-refundable amount of $25,000 shall be paid to the Company, with, among other things, an additional $100,000 paid to the Company within five days of the date the FDA approves DBD for sale to the public. The Company will receive certain royalty payments on a quarterly basis, based upon varying percentages of net sales. This non-binding letter of intent is terminated if an Agreement is not reached by April 15, 2000.


Note 16. GAIN (LOSS) ON DISCONTINUED OPERATIONS
         --------------------------------------

           (a) In June, 1997, the Company acquired all of the outstanding shares of CMT (Note 1) for $7,500,000. Under the terms of the Stock Purchase Agreement, the Company paid $6,000,000 through September 1997. The Company signed a promissory note, as amended, for the balance of the purchase price of $1,500,000, which was to mature in November, 1999 and bore interest at 10.5% per annum. The acquisition of CMT was recorded under the purchase method of accounting.

           In December 1998, the Company completed the sale of CMT. Under the terms of the sale, the common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for outstanding taxes, $2,600,000 in full settlement of promissory notes payable of $4,117,715 and the return of the note payable to the purchaser of $1,500,000. The forgiveness of debt of $1,517,715, on the settlement of the aforementioned note payable was credited to discontinued operations in 1998. The results of operations of CMT were classified as discontinued operations and prior periods were restated, accordingly. In addition, the Company wrote-off the excess of CMT's assets over liabilities as a loss on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1998.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



Note 16.  GAIN (LOSS) ON DISCONTINUED OPERATIONS (continued)
          --------------------------------------


           (b) In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical products were discontinued, effective September 30, 1998. The operations of this division for the three years ended September 30, 1999 have been reported as discontinued operations in the accompanying consolidated statement of operations.

           The components of assets and liabilities of the discontinued manufacturing operations are as follows:

                                                   September 30,
                                                  1999        1998
                                                  ----        ----

            Cash overdraft                      $   --    $ (23,019)
            Accounts receivable (net)               --      265,815
            Prepaid expenses                        --       89,965
            Inventory                               --      245,299

            Property and equipment (net)            --      115,714
            Security deposit                        --       25,200
            Accounts payable                    (157,330)  (755,217)
            Accrued expenses                     (30,596)  (313,026)
                                               ---------  ---------

            Net current liability of
               discontinued operations         $(187,926) $(349,269)
                                               =========  =========

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



Note 17. COMMON STOCK
         ------------

           During August and September, 1997, the Board of Directors approved an offering pursuant to Regulation S for the issuance of shares of common stock for the funding of the purchase of CMT. In this connection, the Company received $1,375,000, resulting from the sale of 3,115,385 shares of common stock.

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

           In December, 1998, the Board of Directors authorized the sale of 4,444,443 shares of common stock for $800,000 to its members. The cash was received by the Company in December, 1998, and in January and February of 1999.


Note 18. BUSINESS SEGMENT INFORMATION
         ----------------------------

           The Company's operations prior to its restructuring (Note 2) were classified into generic pharmaceutical products, feminine hygiene products and medical testing and laboratory services. Subsequent to the restructuring and sale of CMT, the Company's statement of operations for the three years ended September 30, 1999 only includes the operations of its feminine hygiene products. The operations of the generic pharmaceutical division and CMT are included in the loss on discontinued operations for the three years then ended.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



Note 19. FOURTH QUARTER ADJUSTMENTS
         --------------------------

                       YEAR ENDED SEPTEMBER 30, 1999

           The net loss in the fourth quarter for the year ended September 30, 1999 was (increased) decreased by the following more significant adjustments:

          Gain on disposal of discontinued
              operations                                     $  413,000

          Accrual and reclassification of
              advertising and promotional expenses             (239,000)
                                                             ----------

                                                             $  174,000
                                                             ==========

              YEAR ENDED SEPTEMBER 30, 1998

           The net loss in the fourth quarter for the year ended September 30, 1998 was increased by the following more significant adjustments:

          Loss and estimated costs on disposal
              of discontinued operations                    $(2,214,000)
          Increase in allowance for
              doubtful accounts for CMT and
              estimated sales discounts for
              Feminine Hygiene Products division               (578,000)
          Inventory obsolescence                               (100,000)
          Estimated costs of litigation and
              legal fees                                       (420,000)
                                                            -----------

                                                            $(3,312,000)
                                                            ===========

           YEAR ENDED SEPTEMBER 30, 1997

           The net income in the fourth quarter for the year ended September 30, 1997 was decreased by the following more significant adjustments:

          Amortization of goodwill recognized
              in the acquisition of CMT                    $  (192,000)
          Settlement of litigation                            (436,000)
                                                           -----------

                                                           $  (628,000)
                                                           ===========

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

Note 20. UNAUDITED QUARTERLY FINANCIAL DATA
         ----------------------------------

                       The following is a summary of unaudited quarterly operating results for the years ended September 30, 1999, 1998 and 1997 (in thousands of dollars except per share amounts).


                                       YEAR ENDED SEPTEMBER 30, 1999
                                       -----------------------------
                                   FIRST     SECOND      THIRD    FOURTH
                                  QUARTER    QUARTER    QUARTER   QUARTER
                                  -------    --------   -------   -------
Continuing operations:
  Revenues                       $   719    $   620    $   333    $   532
  Gross profit                       473        364        132
                                                                      173
  Net income (loss)                   21        (88)      (123)      (703)
  Loss per share                    --         --         (.01)      (.03)

Discontinued operations:
  Net                            $  --      $  --         --      $   413
                                    --         --
                                                          --          .02

                                       YEAR ENDED SEPTEMBER 30, 1998
                                       -----------------------------
                                      FIRST     SECOND      THIRD    FOURTH
Quarter(1)                           QUARTER    QUARTER    QUARTER   QUARTER(1)
Continuing operations:               -------    --------   -------   -------
  Revenues                       $   622    $   620    $   445    $   312
  Gross profit                       404        379        189         67
  Net loss                           (10)       (53)      (308)    (1,387)
  Loss per share                    --         --         (.02)      (.09)

Discontinued operations:
  Net income (loss)              $   412    $ 1,363    $  (989)   $(4,259)
  Income (loss) per share            .03        .08       (.06)      (.25)

                                       YEAR ENDED SEPTEMBER 30, 1998
                                       -----------------------------
                                      FIRST     SECOND      THIRD    FOURTH
                                     QUARTER    QUARTER    QUARTER   QUARTER(1)
                                     -------    --------   -------   -------


Continuing operations:
  Revenues                       $   783    $   912    $   772    $ 1,062
  Gross profit                       453        489        515        657
Net income (loss)                     19        (70)       250        (58)
Income (loss) per share              --        (.01)       .02       --
Discontinued operations:
  Net income (loss)              $    (4)   $    86    $     5    $  (183)
  Income (loss) per share            --         .01       --         (.01)

(1)  See Note 19.

                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                                    FORM 10-K

                                     EXHIBIT

                      FOR THE YEAR ENDED SEPTEMBER 30, 1999

                                  EXHIBIT 10.9A


                              FEMINIQUE CORPORATION
                   (FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)

                       SCHEDULE VIII - VALUATION ACCOUNTS


DESCRIPTION


Allowance for doubtful accounts:


  Year ended September 30, 1999         $15,000      $ 19,000    $  -    $  11,000        $23,000
                                        =======      ========    ======  =========        =======

  Year ended September 30, 1998         $92,000      $481,000    $  -    $(558,000)(1)    $15,000
                                        =======      ========    ======  =========        =======

  Year ended September 30, 1997         $25,000      $ 99,000    $  -    $ (32,000)       $92,000
                                        =======      ========    ======  =========        =======


(1) Included in net current liability of discontinued operations and loss on disposal of discontinued operations.

FARBER, BLICHT & EYERMAN, LLP
-----------------------------
Certified Public Accountants
255 Executive Drive, Suite 215
Plainview, NY 11803-1715

Telephone:  (516) 576-7040
Facsimile:  (516) 576-1232
                                   EXHIBIT 24





                         CONSENT OF INDEPENDENT AUDITORS



           We hereby consent to the inclusion of our report on the 1999 consolidated financial statements and schedules of Feminique Corporation (formerly known as Biopharmaceutics, Inc.) and subsidiaries included in the Annual Report on Form 10-K of Feminique Corporation for the year ended September 30, 1999.





Plainview, New York
January     , 2000