Form 10-K/A
period 1999-09-30
FEMINIQUE CORP
filed 2000-02-01
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                             LONG TERM       ALL OTHER
                                 ANNUAL COMPENSATION        COMPENSATION    COMPENSATION
                                                               AWARDS
                                 -------------------        ------------    ------------

                                                             SECURITIES
                                                             UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR      SALARY     BONUS      OPTIONS
---------------------------   ----      ------     -----      -------

Jonathan Rosen                1999     $226,225     None       None
  Acting President and CEO    1998     $ 32,000     None       None

John J. Grein                 1999     $ 46,785     None       None
  Sr. V.P. of Finance

Vincent H. Pontillo           1999     $ 51,933     None       None
                              1998     $ 75,000     None       None
                              1997     $ 25,000     $1,200     None

Executive Officers of         1999     $324,943
Company as a Group            1998     $107,000
                              1997     $ 25,000



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

                     NONE

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

(a) and (b) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

           The following table sets forth information at November 30, 1999 concerning ownership of the Company's Common Shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's Common Shares:

 NAME AND ADDRESS                    AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------                  --------------------       ----------------


 Jonathan Rosen (2)(3)                      500,000                  2.20%
 Barry Weisberg                             141,750                  0.62%
 John Figliolini (3)                      2,131,137                  9.36%
 Russell Cleveland (1)                        8,103                  0.04%
 John J. Grein                                2,000                  0.01%

 Renaissance Capital Partners Ltd.        4,513,000                 19.83%

 LGT Bank in Liechtenstein AG             5,582,344                 24.52%

 Dynamic Corporate Holdings Corporation   3,333,333                 14.65%

 All Directors and Officers as
 a Group (5 persons)                      2,782,990                 12.23%


(1) Does not include 4,513,000 shares of common stock owned by Renaissance Capital Partners Ltd. of which Russell Cleveland is a principal. (See Certain Relationships and Related Transactions.)

(2) Does not include 47,500 shares of common stock held in the name of Anglo Pacific Company Limited.

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