Form 10-Q
period 1999-12-31
FEMINIQUE CORP
filed 2000-02-10
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        ----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999                Commission File Number 1-9370


                              FEMINIQUE CORPORATION
                        (Formerly BIOPHARMACEUTICS, INC.)


     DELAWARE                                            13-3186327
     --------                                            ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


 990 STATION ROAD., BELLPORT, NEW YORK                                11713
 -------------------------------------                                -----
(Address of Principal Executive Office)                            (Zip Code)



        Registrant telephone number, including area code: (631) 286-5900


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999.
                ------------------------------------------------

               CLASS                                     OUTSTANDING
               -----                                     -----------

Common Stock - $.001 Par Value                            22,825,399


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                              FEMINIQUE CORPORATION

                                      INDEX

                                                                            PAGE
PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheet
            December 31, 1999 (Unaudited) and September 30, 1999
            (Audited)                                                         3

            Consolidated Condensed Statements of Operations
            Three Months Ended December 31, 1999 and 1998 (Unaudited)         4

            Consolidated Condensed Statement of Shareholders' Equity
            for the Three Months Ended December 31, 1999 (Unaudited)          5

            Consolidated Condensed Statement of Cash Flows for the Three Months Ended December 31, 1999 and 1998 (Unaudited) 6

            Notes to the Consolidated Condensed Financial Statements
            (Unaudited)                                                       7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 9

   Item 2.  Changes in Securities                                             9

   Item 3.  Default upon Senior Securities                                    9

   Item 4.  Submission of materials to a
            vote of security holders                                          9

   Item 5.  Other Information                                                 9

   Item 6.  Exhibits and Reports on Form 8-K                                  9

PART I      FINANCIAL INFORMATION
            ---------------------

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                              FEMINIQUE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                                 December 31,     September 30,
                                                                    1999              1999
                                                                    ----              ----
                                                                 (UNAUDITED)        (AUDITED)
     ASSETS
Current assets:
   Cash                                                         $     14,037    $     78,334
   Trade receivables, less allowance for
     doubtful accounts                                               404,288         295,812
   Inventories                                                       114,740         156,716
   Prepaid expenses and other assets                                 136,581         130,892
                                                                ------------    ------------

     Total current assets                                            669,646         661,754

Property, plant and equipment, at cost, net of
   accumulated depreciation of $5,646 in Dec. 1999
   and $4,405 in Sept. 1999                                           68,083          68,969
Intangible assets, at cost, net of accumulated amortization
    of $706,500 in Dec. 1999 and $659,400 in Sept. 1999            3,064,925       3,112,025
                                                                ------------    ------------
                                                                $  3,802,654    $  3,842,748
                                                                ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable-trade                                      $    668,646    $    537,121

    Accrued expenses                                                 692,287         668,899
    Net liability of discontinued operations                         187,926         178,391
    Current maturities of long-term debt                             237,413         205,685
    Conv. Prom. Note payable                                         100,000         100,000
    Convertible debentures payable                                   575,000         575,000
                                                                ------------    ------------

     Total current liabilities                                     2,451,737       2,274,631
                                                                ------------    ------------


Long-term debt                                                     1,159,927       1,221,003
                                                                ------------    ------------

Shareholders' equity:
    Common Stock - par value $.001 per share                          22,825          22,765
      Authorized - 75,000,000 shares
       Issued 22,825,399 in Dec. 1999 and 22,765,399 in
       Sept. 1999
    Additional paid-in capital                                    34,892,949      34,850,702
    Deficit                                                      (33,780,172)    (33,581,741)
                                                                ------------    ------------
                                                                   1,135,602       1,291,726
Less Treasury Stock, at cost
    (103,432 shares)                                                (944,612)       (944,612)
                                                                ------------    ------------

                                                                     190,990         347,114
                                                                ------------    ------------
                                                                $  3,802,654    $  3,842,748
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                  1999             1998
                                                  ----             ----


Revenues:
    Net sales                                 $    569,107    $    718,782
                                              ------------    ------------
Costs and expenses:
    Cost of sales                                  301,012         246,046
    Selling, general and
        administrative                             361,609         357,764
    Amortization of intangibles                     47,100          47,100
                                              ------------    ------------

                                                   709,721         650,910
                                              ------------    ------------
                                                  (140,614)         67,872
Other income (Deductions):
  Other income                                         290            --
  Interest expense                                 (58,500)        (46,863)
                                              ------------    ------------

Net Income (Loss) Continuing operations       $   (198,824)   $     21,009
Net Income (Loss) Discontinued operations              393          --
                                              ------------    ------------

Net Income (Loss)                             $   (198,431)   $     21,009
                                              ============    ============
Income (Loss) per share

  Continuing operations                       $      (0.01)   $       0.00
  Discontinued operations                             0.00            0.00
                                              ------------    ------------

Income (Loss) per share                       $      (0.01)   $       0.00
                                              ============    ============
Average shares outstanding                      22,797,790      17,626,004
                                              ============    ============













   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                      THREE MONTHS ENDED DECEMBER 31, 1999




                                        COMMON STOCK             ADDITIONAL
                                   NUMBER OF         PAR           PAID-IN                        TREASURY
                                                                   -------                        --------
                                    SHARES          VALUE          CAPITAL        DEFICIT           STOCK           TOTAL
                                    ------          -----          -------        -------           -----           -----


Balance, Sept. 30, 1998           22,765,399    $     22,765   $ 34,850,702    $(33,581,741)   $   (944,612)   $    347,114
  (Audited)

Shares issued in payment
  of professional services            60,000              60         42,247            --              --            42,307

Net loss for the three months
  ended Dec. 31, 1999                   --              --             --          (198,431)           --          (198,431)
                                ------------    ------------   ------------    ------------    ------------    ------------


Balance, Dec. 31, 1999            22,825,399    $     22,825   $ 34,892,949    $(33,780,172)   $   (944,612)   $    190,990
                                ============    ============   ============    ============    ============    ============




















   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED DECEMBER 31,


                                                                                      1999         1998
                                                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from continuing operations                                      $(198,431)   $  21,009
     Operating activities:
     Adjustments to reconcile net income (loss) to
      Net cash provided by (used in) Operating activities:
       Shares issued in lieu of payment                                               42,307       66,507
       Depreciation and amortization
         Continuing operations                                                        48,341       47,175
     Changes in certain assets and liabilities:
        Accounts receivable                                                         (108,476)    (303,219)
        Inventories                                                                   41,976      (10,278)
        Other current assets                                                          (5,689)      28,109
        Accounts payable and accrued expenses                                        145,378       72,354
                                                                                   ---------    ---------

               Net cash provided by (used in) operating activities                   (34,594)     (78,343)
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                          (355)       --
                                                                                   ---------
               Net cash provided by (used in) investing activities                      (355)       --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                               --        100,000
     Repayments of long-term debt                                                    (29,348)     (15,100)
                                                                                   ---------    ---------
                Net cash provided by (used in) financing activities                  (29,348)      84,900
                                                                                   ---------    ---------

Net change in cash                                                                   (64,297)       6,557
Cash at beginning of period                                                           78,334       34,421
                                                                                   ---------    ---------
Cash at end of period                                                              $  14,037    $  40,978
                                                                                   =========    =========
















   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                DECEMBER 31, 1999



A.       Consolidated Condensed Financial Statements


         The Consolidated Condensed Balance Sheet as of December 31, 1999, the Consolidated Condensed Statement of Operations for the three months ended December 31, 1999 and 1998, the Consolidated Condensed Statement of Shareholders' Equity for the three month period ended December 31, 1999, and the Consolidated Condensed Statements of Cash Flows for the periods ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

         The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Statements of Operations for all periods reflect the ongoing operations of the Company.

         At the Annual Meeting held June 2, 1999, the shareholders voted for and the Board of Directors passed a resolution to change the Company's name from Biopharmaceutics, Inc. to Feminique Corporation. The Company's Articles of Incorporation were amended to reflect the name change which became effective June 28, 1999. The Company's new ticker symbol on the NASDAQ Bulletin Board is FEMQ.


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

          The Consolidated Statement of Operations for the quarter ended December 31, 1999 reflects both the continuing operations of the feminine hygiene product line and discontinued operations.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

                  The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long-term debt, convertible debentures or notes, and the sale of common stock in the Company. In fiscal 1997 the Company incurred long-term debt of $575,000 with the issuance of Convertible debentures. As of September 30, 1998, all other long-term debt incurred was converted to common stock, repaid or canceled. The Company also raised capital from the sales of common shares the proceeds of which were as follows: $1,075,000 in fiscal 1997, $182,556 in fiscal 1998 and $800,000 in fiscal 1999. As of December 31, 1999, the Company had cash of approximately $14,000

                  With the restructuring of the Company, the feminine hygiene branded products have become the core business with which the company expects to grow. The acquisition price of approximately $3,600,000 in March 1996 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 whose payment was restructured in December 1998. The Brands which were acquired have been established approximately thirty years on average and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R).

                  Sales of these Brands are being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and domestic government agencies, and via the Internet. The Company's sales are conducted by one independent Sales Representative Organization, which calls on the key accounts that carry the lines. The Company expects its sales representative to expand sales of the lines by expanding the customer base, by receiving greater support from the Company in promoting the products, and by introducing a broader product mix to existing customers.

                  The Company believes that through its new repackaging of the products and its addition of new products to the feminine hygiene line, sales of the Company's products should be enhanced.


                  RESULTS OF OPERATIONS
                  ---------------------

                  Revenues of continuing operations for the quarter ended December 31, 1999 were $569,107 representing a decrease over revenues of $718,782 in the comparable quarter ended December 31, 1998. Revenues for the quarter ended December 31, 1999 were lower compared to the same period in 1998, as a result of industry consolidation.

                  Gross margins of continuing operations for the quarter ended December 31, 1999 were 47.1% compared to 65.8% in the same quarter in 1998. The Company owned old inventory that required liquidation to make room for fresh product with current dating and as such, prices were marked down to accelerate this process. As a result, margins for the quarter ended December 31, 1999 were significantly lower. The net loss of continuing operations for the first quarter of fiscal 2000 was $198,824 compared to a net gain of $21,009 in fiscal 1999.

                  Selling, general and administrative expenses of continuing operations increased slightly to $361,609 from $357,764 for the quarter ended December 31, 1999.

                  Interest expense of continuing operations for the quarter ended December 31, 1999 was $58,500 compared to $46,863 in the same quarter in 1998. The increase in interest expense was primarily due to the Company's note obligations which was restructured December 15, 1998.

PART II  OTHER INFORMATION
         -----------------

Item 1.           Legal Proceedings

                  The Company is currently negotiating with the Food and Drug Administration ("FDA"), to prevent the FDA from debarring Biopharmaceutics, Inc. from submitting abbreviated drug applications. Biopharmaceutics, Inc. New York discontinued its generic pharmaceutical products operations effective September 30, 1998. Management and counsel are of the opinion that this debarment will not affect its current operations within its consumer feminine hygiene products' subsidiary. This proceeding arose as a result of the Company and its prior management being convicted of certain violations, for which the resulting penalties and fines were paid in full in October 1997

                  On July 28, 1998, the Company's former President tendered his resignation and then commenced an action on September 15, 1998 against the Company asserting non-payment of, among things, salary of $23,000 and fees arising from a consulting agreement aggregating approximately $94,000. The Company intends to vigorously defend this lawsuit and has filed counterclaims for breach of contract and breach of fiduciary duty. Due to uncertainties inherent in litigation and the Company's intention to pursue its counterclaims, only $23,000 of accrued payroll has been provided for in the accompanying financial statements.

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

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.








                                        /S/ JONATHAN ROSEN
                                        ------------------
                                        FEMINIQUE CORPORATION
                                        REGISTRANT

        By: JONATHAN ROSEN, Acting President and Chief Executive Officer







                                        /S/ JOHN J. GREIN
                                        -----------------
                                        JOHN J. GREIN
                          By: Sr. Vice President-Finance/Secretary




Dated:  February   , 2000