Form 10-Q
period 2000-03-31
FEMINIQUE CORP
filed 2000-06-21
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        ----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000                   Commission File Number 1-9370


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



        Registrant telephone number, including area code: (631) 286-5800


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000.

            CLASS                                        OUTSTANDING
            -----                                        -----------
  Common Stock - $.001 Par Value                         23,344,085


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes __X__ No _____

                              FEMINIQUE CORPORATION

                                      INDEX
                                      -----

                                                                          PAGE
PART I   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Condensed Balance Sheet
             March 31, 2000 (Unaudited) and
             September 30, 1999 (Audited)                                     3

             Consolidated Condensed Statements of Operations
             Three Months and Six Months Ended
             March 31, 2000 and 1999 (Unaudited)                              4

             Consolidated Condensed Statement of Shareholders' Equity
             for the Six Months Ended March 31, 2000 (Unaudited)              5

             Consolidated Condensed Statement of Cash Flows
             for the Six Months Ended
             March 31, 2000 and 1999 (Unaudited)                              6

             Notes to the Consolidated Condensed
             Financial Statements (Unaudited)                               7-8

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-9

PART II  OTHER INFORMATION

   Item 1.        Legal Proceedings                                           9

   Item 2.        Changes in Securities                                       9

   Item 3.        Default upon Senior Securities                              9

   Item 4.        Submission of materials to a
                  vote of security holders                                    9

   Item 5.        Other Information                                           9

   Item 6.        Exhibits and Reports on Form 8-K                            9



PART I            FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                              FEMINIQUE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                    March 31,     September 30,
                                                                      2000            1999
                                                                      ----            ----
                                                                  (UNAUDITED)      (AUDITED)
                               ASSETS
Current assets:
   Cash                                                          $     30,347    $     78,334
   Trade receivables, less allowance for
     doubtful accounts                                                 66,105         295,812
   Inventories                                                              0         156,716
   Prepaid expenses and other assets                                  114,953         130,892
                                                                 ------------    ------------

                               Total current assets                   211,405         661,754

Property, plant and equipment, at cost, net of write-off and accumulated depreciation of $4,121 in Mar. 2000
   and $4,405 in Sept. 1999                                            13,776          68,969
Intangible assets, at cost, net of write-off and accumulated        2,017,825       3,112,025
                                                                 ------------    ------------
amortization of $753,600 in Mar. 2000 and $659,400 in Sept. 1999
                                                                 $  2,243,006    $  3,842,748
                                                                 ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable-trade                                       $    693,865    $    537,121
    Accrued expenses                                                  604,166         668,899
    Net liability of discontinued operations                          179,745         187,926
    Current maturities of long-term debt                              258,216         205,685
    Conv. Prom. Note payable                                          137,000         100,000
    Convertible debentures payable                                    575,000         575,000
                                                                 ------------    ------------

                               Total current liabilities            2,447,992       2,274,631
                                                                 ------------    ------------

Long-term debt                                                      1,081,860       1,221,003
                                                                 ------------    ------------

Shareholders' equity:
    Common Stock - par value $.00l per share                           23,344          22,765
      Authorized - 75,000,000 shares
       Issued 23,344,085 in Mar. 2000 and 22,765,399 in
       Sept. 1999
    Additional paid-in capital                                     34,964,953      34,850,702
    Deficit                                                       (35,330,531)    (33,581,741)
                                                                 ------------    ------------
                                                                     (342,234)      1,291,726
Less Treasury Stock, at cost
    (103,432 shares)                                                 (944,612)       (944,612)
                                                                 ------------    ------------

                                                                   (1,286,846)        347,114
                                                                 ------------    ------------
                                                                 $  2,243,006    $  3,842,748
                                                                 ============    ============



    The accompanying notes are an integral part of these financial statements


                                       3




                              FEMINIQUE CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    MARCH 31,                           MARCH 31,
                                                    ---------                           ---------
                                              2000              1999             2000           1999
                                              ----              ----             ----           ----


Revenues:
    Net sales                               $    127,205    $    620,223    $    696,312    $  1,339,005
                                            ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                228,757         256,392         529,769         502,438
    Selling, general and
        administrative                           268,233         412,491         629,842         770,255
    Amortization of intangibles                   47,100          47,100          94,200          94,200
                                            ------------    ------------    ------------    ------------

                                                 544,090         715,983       1,253,811       1,366,893
                                            ------------    ------------    ------------    ------------
                                                (416,885)        (95,760)       (557,499)        (27,888)

Other income (Deductions):
   Other income                                     --            57,638             290          57,638
   Interest expense                              (58,804)        (50,280)       (117,304)        (97,143)
    Intangible asset write-off                (1,000,000)           --        (1,000,000)           --
  Abandonment of fixed assets write-off          (52,711)           --           (52,711)           --
  Other promotional expenses write-off           (18,520)           --           (18,520)           --
                                            ------------    ------------    ------------    ------------

Net income (Loss) continuing operations       (1,546,920)        (88,402)     (1,745,744)        (67,393)

Net income (Loss) discontinued operations         (3,439)           --              --            (3,046)
                                            ------------    ------------    ------------    ------------
Net Income (Loss)                           $ (1,550,359)   $    (88,402)   $ (1,748,790)   $    (67,393)
                                            ============    ============    ============    ============

Income (Loss) per share

    Continuing operations                   $      (0.07)   $       0.00    $      (0.08)   $       0.00
    Discontinued operations                        (0.00)           0.00            0.00            0.00
                                            ------------    ------------    ------------    ------------

Income (Loss) per share                     $      (0.07)   $       0.00    $      (0.08)   $       0.00
                                            ============    ============    ============    ============

Average shares outstanding                    22,927,003      21,718,985      22,862,042      19,861,253
                                            ============    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.


                                       4






                              FEMINIQUE CORPORATION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         SIX MONTHS ENDED MARCH 31, 2000




                                       COMMON  STOCK                ADDITIONAL
                                     NUMBER OF       PAR            PAID-IN                         TREASURY
                                     SHARES          VALUE          CAPITAL          DEFICIT          STOCK          TOTAL
                                     ------          -----          -------          -------          -----          -----


Balance, September 30, 1999         22,765,399   $     22,765   $ 34,850,702   $(33,581,741)   $   (944,612)   $    347,114
    (Audited)

  Shares issued to debenture
    holders for interest               220,305            220         28,420           --              --            28,640

  Shares issued in payment
    of professional services           358,381            359         85,831           --              --            86,190


  Net loss for the six months
    ended March 31, 2000                  --             --             --       (1,748,790)           --        (1,748,790)

                                  ------------   ------------   ------------   ------------    ------------    ------------
  Balance, March 31, 2000           23,344,085   $     23,344   $ 34,964,953   $(35,330,531)   $   (944,612)   $ (1,286,846)
                                  ============   ============   ============   ============    ============    ============









   The accompanying notes are an integral part of these financial statements.


                                       5







                              FEMINIQUE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                           SIX MONTHS ENDED MARCH 31,

                                                                        2000            1999
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from continuing operations                        $(1,748,790)   $   (67,393)
     Operating activities:
     Adjustments to reconcile net income (loss) to
     Net cash provided by (used in) Operating activities:
       Shares issued in lieu of payment                                  114,830        181,507
       Depreciation and amortization
          Continuing operations                                           96,682         96,795
          Intangible asset write-off                                   1,000,000           --
          Abandonment of fixed assets write-off                           52,711           --
     Changes in certain assets and liabilities:
        Accounts receivable                                              229,707       (289,723)
        Inventories                                                      156,716       (118,272)
        Other current assets                                              15,939        (62,964)
        Accounts payable and accrued expenses                            120,830        (94,150)
                                                                     -----------    -----------
               Net cash provided by (used in) operating activities        38,625       (354,200)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                              --          (45,344)
                                                                     -----------    -----------
               Net cash provided by (used in) investing activities          --          (45,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                   --          800,000
     Repayments of long-term debt                                        (86,612)       (47,689)
                                                                     -----------    -----------
                Net cash provided by (used in) financing                 (86,612)       752,311
                                                                     -----------    -----------

Net change in cash                                                       (47,987)       352,767
Cash at beginning of period                                               78,334         34,421
                                                                     -----------    -----------
Cash at end of period                                                $    30,347    $   387,188
                                                                     ===========    ===========














   The accompanying notes are an integral part of these financial statements.




                              FEMINIQUE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2000


A.       Consolidated Condensed Financial Statements


         The Consolidated Condensed Balance Sheet as of March 31, 2000, the Consolidated Condensed Statement of Operations for the three and six months ended March 31, 2000 and 1999, the Consolidated Condensed Statement of Shareholders' Equity for the six month period ended March 31, 2000, and the Consolidated Condensed Statements of Cash Flows for the periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

         For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

B.       Continuing Operations

         Feminique Corporation entered into a Licensing Agreement with Clay-Park Labs, Inc. (CPL) on May 4, 2000. The Agreement is for an initial term of six (6) months with automatic renewal for an additional term ending December 31, 2005, notwithstanding CPL's option to cancel the Agreement earlier, and gives CPL the right to manufacture and sell Quality Health Products, Inc.'s over-the-counter women's health branded products. As long as the Agreement is in force, the Company will receive a royalty based on net sales of the branded products.

         The Company entered into a Restructuring Agreement dated December 15, 1998 with London International Group, Inc., now known as SSL Americas, Inc.
(SSL) whereby its trade payable to SSL was converted to long-term debt and its existing long-term debt was given extended terms. The original Agreement was for the purchase of the feminine hygiene products sold under the names of Koromex(R), Koroflex(R), Vaginex(R) and Feminique(R). The Company has not made payment relating to this contract since March 1, 2000 and is therefore in breach of said Agreement. The Company is presently negotiating with SSL as part of its Licensing Agreement with CPL.

         The Company has two convertible Promissory Notes with Renaissance Capital Group, Inc. totaling $137,000. In accordance with the Notes, all interest and principle was due and payable June 1, 2000. The Company has not paid interest since October 31, 1999 on $100,000 and has paid no interest since January 6, 2000 on $37,000, nor the principle amount due; therefore the Company is in breach of its Agreement with Renaissance Capital Group, Inc.

         The Company is contemplating filing for bankruptcy protection in order to protect the interest of its shareholders, and in the expectation of "cleaning" up the corporation, so that fresh revenue-generating assets may be injected into the Company.

C.       Discontinued Operations

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

          The Consolidated Statement of Operations for the three and six months ended March 31, 2000 and 1999 reflects both the continuing operations of the feminine hygiene product line and discontinued operations.


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES
                  -------------------------------

                  The Company has financed its operating requirements, for the last three years, primarily by the issuance of short and long-term debt, convertible debentures or notes, and the sale of common stock in the Company. In fiscal 1997 the Company incurred long-term debt of $575,000 with the issuance of Convertible debentures. As of September 30, 1998, all other long-term debt incurred was converted to common stock, repaid or canceled. The Company also raised capital from the sales of common shares the proceeds of which were as follows: $1,075,000 in fiscal 1997, $182,556 in fiscal 1998 and $800,000 in fiscal 1999. As of March 31, 2000, the Company had cash of approximately $30,000

                  With the restructuring of the Company, the feminine hygiene branded products had become the core business with which the company expected to grow. The acquisition price of approximately $3,600,000 in March 1996 was financed by a combination of Regulation S common stock sales, and notes for $2,000,000 whose payment was restructured in December 1998. The Brands which were acquired have been established approximately thirty years on average and are sold under the names Vaginex(R), Koromex(R), Koroflex(R) and Feminique(R).

                  Since the Company entered into a Licensing Agreement with Clay-Park Labs, Inc. (CPL) on May 4, 2000, CPL is now responsible for selling the Brands to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and domestic government agencies, and via the Internet. The Company's sales were conducted by one independent Sales Representative Organization, which called on key accounts that carry the lines. This independent Sales Representative Organization terminated their services on March 10, 2000.

                  RESULTS OF OPERATIONS
                  ---------------------

                  Revenues of continuing operations for the quarter ended March 31, 2000 were $127,205 compared to $620,223 for the quarter ended March 31, 1999. For the six months ended March 31, 2000 revenues were $696,312 versus $1,339,005 in the comparable six months of fiscal 1999.

                  Gross margins of continuing operations for the quarter ended March 31, 2000 were (79.8%) compared to 58.7% in the same quarter in 1999. Gross margins of continuing operations for the six months ended March 31, 2000 were 23.9% compared to 62.5% in the same period in 1999. The net loss of continuing operations for the second quarter of fiscal 2000 was $1,546,920 compared to $88,402 in 1999. For the six months ended March 31, 2000 the loss of continuing operations was $1,745,744 compared to $67,393 in 1999. The decrease in gross margin and the net losses from continued operations were primarily due to discounts given and certain intangible assets written off.
                  Selling, general and administrative expenses of continuing operations decreased to $268,233 from $412,491 and $629,842 from $770,255 for the quarter and six months ended March 31, 2000 and 1999 respectively.
                  Interest expense of continuing operations for the quarter ended March 31, 2000 was $58,804 compared to $50,280 in the same quarter in 1999. For the six months ended March 31, 2000 interest expense was $117,304 versus $97,143 for the same period in 1999. The increase in interest expense was primarily due to the Company's note obligations which was restructured December 15, 1998 and the addition of promissory notes.


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












Dated:  June 21, 2000