Form 10-Q
period 2000-06-30
FEMINIQUE CORP
filed 2000-09-07
CIK 733337

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
        ----------------------------------------------------------------


                                    FORM 10Q

                    QUARTERLY REPORT UNDER SECTION 13 OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                    Commission File Number 1-9370


                              FEMINIQUE CORPORATION
                        (Formerly BIOPHARMACEUTICS, INC.)


         DELAWARE                                        13-3186327
         --------                                        ----------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


            135 IRWIN STREET                                     11235
            ----------------                                     -----
(Address of Principal Executive Office)                        (Zip Code)



        Registrant telephone number, including area code: (718) 344-0866


        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000.

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

                              FEMINIQUE CORPORATION

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I     FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheet
           June 30, 2000 (Unaudited) and September 30,
           1999 (Audited)                                                  3

           Consolidated Condensed Statements of Operations
           Six Months and Nine Months Ended June 30, 2000
               and 1999 (Unaudited)                                        4

           Consolidated Condensed Statement of Shareholders' Equity
           for the Nine Months Ended June30, 2000 (Unaudited)              5

           Consolidated Condensed Statement of Cash Flows
           for the Nine Months Ended June 30, 2000
               and 1999 (Unaudited)                                        6

           Notes to the Consolidated Condensed Financial
               Statements (Unaudited)                                      7-8

   Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   8-9

PART II    OTHER INFORMATION

   Item 1. Legal Proceedings                                               9

   Item 2. Changes in Securities                                           9

   Item 3. Default upon Senior Securities                                  9

   Item 4. Submission of materials to a
           vote of security holders                                        9

   Item 5. Other Information                                               9

   Item 6. Exhibits and Reports on Form 8-K                                9

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                              FEMINIQUE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                  June 30       September 30,

                                                                    2000            1999
                                                                    ----            ----
                                                                (UNAUDITED)       (AUDITED)
                               ASSETS
 Current assets:
    Cash                                                        $      3,813    $     78,334
    Trade receivables, less allowance for
      doubtful accounts                                               34,826         295,812
    Inventories                                                            0         156,716
    Prepaid expenses and other assets                                 93,917         130,892
                                                                ------------    ------------

            Total current assets                                     132,556         661,754

 Property, plant and equipment, at cost, net of write-off and accumulated depreciation of $4,121 in Mar. 2000
    and $4,405 in Sept. 1999                                          13,776          68,969
 Intangible assets, at cost, net of write-off
     and accumulated amortization of                               2,017,825       3,112,025
                                                                ------------    ------------
 $753,600 in Mar. 2000 and $659,400 in Sept. 1999
                                                                $  2,164,157    $  3,842,748
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable-trade                                     $    788,019    $    537,121
     Accrued expenses                                                506,982         668,899
     Net liability of discontinued operations                        179,745         187,926
     Current maturities of long-term debt                                  0         205,685
     Conv. Prom. Note payable                                        137,000         100,000
     Convertible debentures payable                                  575,000         575,000
                                                                ------------    ------------

               Total current liabilities                           2,186,746       2,274,631
                                                                ------------    ------------

 Long-term debt                                                    1,340,076       1,221,003
                                                                ------------    ------------

 Shareholders' equity:
     Common Stock - par value $.00l per share                         23,344          22,765
       Authorized - 75,000,000 shares
        Issued 23,344,085 in Mar. 2000 and
        22,765,399 in Sept. 1999
     Additional paid-in capital                                   35,004,953      34,850,702
     Deficit                                                     (35,423,006)    (33,581,741)
                                                                ------------    ------------
                                                                    (418,053)      1,291,726
 Less Treasury Stock, at cost
     (103,432 shares)                                               (944,612)       (944,612)
                                                                ------------    ------------

                                                                  (1,362,665)        347,114
                                                                ------------    ------------
                                                                $  2,164,157    $  3,842,748
                                                                ============    ============

    The accompanying notes are an integral part of these financial statements





                              FEMINIQUE CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                         JUNE 30,                        JUNE 30,
                                                         --------                        --------
                                                2000              1999          2000            1999
                                                ----              ----          ----            ----


Revenues:
    Net sales                               $          0    $    332,695    $    696,312    $  1,671,700
                                            ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                      0         201,280         529,769         703,718
    Selling, general and
        administrative                            91,475         303,560         721,317       1,073,815
    Amortization of intangibles                        0          47,100          94,200         141,300
                                            ------------    ------------    ------------    ------------

                                                  91,475         551,940       1,345,286       1,918,833
                                            ------------    ------------    ------------    ------------
                                                 (91,475)       (219,245)       (648,974)       (247,133)

Other income (Deductions):
   Other income                                     --           151,520             290         209,158
   Interest expense                                    0         (55,468)       (117,304)       (152,611)
   Intangible asset write-off                          0            --        (1,000,000)           --
  Abandonment of fixed assets write-off                0            --           (52,711)           --
  Other promotional expenses write-off                 0            --           (18,520)           --
                                            ------------    ------------    ------------    ------------

Net income (Loss) continuing operations          (91,475)       (123,193)     (1,837,219)       (190,586)

Net income (Loss) discontinued operations              0           --            (3,046)           --
                                            ------------    ------------    ------------    ------------
Net Income (Loss)                           $    (91,475)   $   (123,193)   $ (1,841,265)   $   (190,586)
                                            ============    ============    ============    ============

Income (Loss) per share

    Continuing operations                   $      (0.07)   $      (0.01)   $      (0.08)   $      (0.01)
    Discontinued operations                        (0.00)           0.00            0.00            0.00
                                            ------------    ------------    ------------    ------------

Income (Loss) per share                     $      (0.07)   $      (0.01)   $      (0.08)   $      (0.01)
                                            ============    ============    ============    ============

Average shares outstanding                    22,927,003      22,755,399      22,862,042      21,352,027
                                            ============    ============    ============    ============





   The accompanying notes are an integral part of these financial statements.




                              FEMINIQUE CORPORATION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 2000




                                      COMMON          STOCK        ADDITIONAL
                                     NUMBER OF          PAR         PAID-IN                           TREASURY
                                     SHARES            VALUE        CAPITAL         DEFICIT            STOCK            TOTAL
                                     ------            -----        -------         -------            -----            -----


     Balance, September 30, 1999     22,765,399   $     22,765    $ 34,850,702    $(33,581,741)   $   (944,612)   $    347,114
  (Audited)

Shares issued to debenture
  holders for interest                  220,305            220          28,420            --              --            28,640

Shares issued in payment
  of professional services              358,381            359            --              --              --            86,190
                                                                                                                        85,831

Net loss for the six months
  ended June 30, 2000                      --              --             --        (1,841,265)           --        (1,841,265)
                                   ------------   ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2000               23,344,085   $     23,344    $ 34,964,953    $(35,423,006)   $   (944,612)   $ (1,379,321)
                                   ============   ============    ============    ============    ============    ============














   The accompanying notes are an integral part of these financial statements.







                              FEMINIQUE CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                   (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30,

                                                                         2000            1999
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (Loss) from continuing operations                         $(1,841,265)   $  (190,586)
     Operating activities:
     Adjustments to reconcile net income (loss) to
     Net cash provided by (used in) Operating activities:
       Shares issued in lieu of payment                                   154,830          1,507
       Depreciation and amortization
          Continuing operations                                            96,682        144,056
          Intangible asset write-off                                    1,000,000           --
          Abandonment of fixed assets write-off                            52,711           --
     Changes in certain assets and liabilities:
        Accounts receivable                                               266,301        (58,875)
        Inventories                                                       156,716       (131,525)
        Other current assets                                               36,875       (145,132)
        Accounts payable and accrued expenses                             137,228       (337,150)
                                                                      -----------    -----------
               Net cash provided by (used in) operating activities         60,078       (537,705)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               --          (71,981)
                                                                      -----------    -----------
               Net cash provided by (used in) investing activities           --          (71,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                    --          800,000
     Repayments of long-term debt                                         (86,612)       (75,680)
                                                                      -----------    -----------
                Net cash provided by (used in) financing activities       (86,612)       724,320
                                                                      -----------    -----------


Net change in cash                                                        (26,534)       114,634
Cash at beginning of period                                                30,347         34,421
                                                                      -----------    -----------
Cash at end of period                                                 $     3,813    $   149,055
                                                                      ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                              FEMINIQUE CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2000


A.         Consolidated Condensed Financial Statements


           The Consolidated Condensed Balance Sheet as of June 30, 2000, the Consolidated Condensed Statement of Operations for the six and nine months ended June 30, 2000 and 1999, the Consolidated Condensed Statement of Shareholders' Equity for the nine month period ended June 30, 2000, and the Consolidated Condensed Statements of Cash Flows for the periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

           For information concerning the Company's significant accounting policies and Basis of Presentation, reference is made to the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year and such results are subject to year-end adjustment and independent audit.

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

           The Company has filed chapter 11 bankruptcy protection on August 3, 2000 in order to protect the interest of its shareholders, and in the expectation of "cleaning" up the corporation, so that fresh revenue-generating assets may be injected into the Company.

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

            The Consolidated Statement of Operations for the six and nine months ended June 30, 2000 and 1999 reflects both the continuing operations of the feminine hygiene product line and discontinued operations.


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

                     RESULTS OF OPERATIONS
                     ---------------------

                     Revenues of continuing operations for the quarter ended June 30, 2000 were $0 compared to $332,695 for the quarter ended June 30, 1999. For the nine months ended June 30, 2000 revenues were $696,312 versus $1,671,700 in the comparable six months of fiscal 1999.

                     Gross margins of continuing operations for the quarter ended June 30, 2000 were (0%) compared to 39.5% in the same quarter in 1999. Gross margins of continuing operations for the nine months ended June 30, 2000 were 23.9% compared to 57.9% in the same period in 1999. The net loss of continuing operations for the third quarter of fiscal 2000 was $ 91,475 compared to $123,193 in 1999. For the nine months ended June 30, 2000 the loss of continuing operations was $1,837,219 compared to $190,586 in 1999. The decrease in gross margin and the net losses from continued operations were primarily due to discounts given and certain intangible assets written off.
                     Selling, general and administrative expenses of continuing operations decreased to $91,475 from $303,560 and $721,317 from $1,073,815 for the quarter and nine months ended June 30, 2000 and 1999 respectively.
                     Interest expense of continuing operations for the quarter ended June 30, 2000 was $0 compared to $55,468 in the same quarter in 1999.
For the nine months ended June 30, 2000 interest expense was $117,304 versus $152,6113 for the same period in 1999.


PART II    OTHER INFORMATION

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












Dated:  September , 2000