Form 10KSB
period 2000-09-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         Commission File Number 0-17750

                              FEMINIQUE CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                          13-3186327
   (State or Other Jurisdiction                            (I.R.S. Employer
        of Incorporation)                               Identification Number)

                            140 BROADWAY, 46TH FLOOR
                            NEW YORK, NEW YORK 10005


               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's  revenues  for  its  most  recent  fiscal  year:  $696,312

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 4, 2003 was $22,773 (based on the last reported sale price of $.0001 per share on December 4, 2003).

The number of shares of the registrant's common stock outstanding as of December 4, 2003 was 25,005,733.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]
---------------------------------------------------------------------

                              FEMINIQUE CORPORATION
                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

PART  I
ITEM  1.          DESCRIPTION  OF  BUSINESS

                  RISK  FACTORS

ITEM  2.          DESCRIPTION  OF  PROPERTY

ITEM  3.          LEGAL  PROCEEDINGS

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

PART  II

ITEM  5.          MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS

ITEM  6.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN OF OPERATION

ITEM  7.          FINANCIAL  STATEMENTS

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL  DISCLOSURE

ITEM  8A.         CONTROLS  AND  PROCEDURES

PART  III

ITEM  9.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

ITEM  10.         EXECUTIVE  COMPENSATION

ITEM  11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED  STOCKHOLDER  MATTERS

ITEM  12.         CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

ITEM  13.         EXHIBITS  AND  REPORTS  ON  FORM  8-K

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICALLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

                                    OVERVIEW

In June 1999, Biopharmaceutics, Inc. (the "Company"), pursuant to a meeting of the Board of Directors, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of the Company to Feminique Corporation.

Biopharmaceutics, Inc. was originally incorporated in Nevada on August 15, 1983 under the name of Health Care Facilities Corporation. On March 28, 1988, the shareholders changed the Company's name to Biopharmaceutics, Inc. and the state of incorporation from Nevada to Delaware. The Company's executive office is located at 140 Broadway, 46th Floor, New York, NY 10005. Its telephone number is
(212) 655-9262.

On December 11, 1998, the Company completed the sale of its wholly-owned subsidiary, Caribbean Medical Testing Center, Inc. ("CMT"), which was in the business of multi-phase specialty medical testing and laboratory services throughout Puerto Rico. Under the terms of the sale, common stock of CMT was sold for $4,700,000, payable as follows: $600,000 to be held in escrow for specified outstanding taxes, $2,600,000 in cash and the waiver of the Company's guaranty of a $1,500,000 note held by the purchaser. In addition and as part of its settlement with other creditors, the Company settled an outstanding indebtedness to Dondo Associates, Inc. ("Dondo") by assigning $2,600,000 of the cash proceeds from the CMT sale to Dondo in exchange for the cancellation of the Company's outstanding promissory note (incurred by the Company as a result of the acquisition of CMT) to Dondo totaling $4,117,715 inclusive of interest. A fee of $50,000 was paid to a Director of the Company by Dondo for services rendered on its behalf in said transaction. The results of operations of CMT have been classified as discontinued operations and all prior periods have been restated.

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

The Company's business operations, in fiscal years 2000 and 1999, were principally conducted through one wholly-owned subsidiary: Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from SSL Americas Inc., formerly known as London International Group, Inc. ("LIG"). The Company ceased business in August 2000.

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

In March 1996, the Company through QHP, acquired certain feminine hygiene Branded products from London International Group, Inc. now known as SSL Americas Inc. The brands acquired are sold under the names Vaginex (R), Koromex (R), Koroflex (R) and Feminique (R) and have been established on average more than thirty years with Koromex (R) having been established in 1933.

Sales of these Brands were being made to food and drug chains, drug wholesalers, domestic and overseas distributors, clinics and domestic government agencies. The Company sales are conducted by one independent Sales Representative Organization, which calls on the key accounts that carry the lines. The Company expects its sales representative to expand sales on the lines by expanding the customer base and by receiving greater support from the Company in promoting the products.

The Company and QHP on August 3, 2000 filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York.

Without the assets of QHP, the Company has had no operating business since August 3, 2000. The Company pursuant to a licensing Agreement with Clay Park Labs Inc. dated May 5, 2000 received royalty payments through the quarter ended December 31, 2002. The licensing agreement was assigned to SSL Americas, the secured creditor of QHP.

                                  GOING CONCERN

The Company has incurred recurring operating losses and does not have any revenue generating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If at any time the Company determines that it does not have sufficient cash in order to execute the Bankruptcy Plans, then the Company intends to endeavor to obtain additional equity or other funding, if it is able to do so. However, there can be no assurance that the Company will be able to raise additional funding necessary to operate. See "RISK FACTORS" and "Management's Discussion and Analysis of Financial Condition and Plan of Operation - Liquidity and Capital Resources".

                                   THE MARKET

The Company is no longer in the feminine hygiene industry and therefore that market is not applicable to the Company. Management is pursuing other business models at this time.

One model that has emerged is the purchase and recovery of distressed consumer debt receivables. The Company would purchase charged-off consumer debt at deep discounts and outsource recovery to carefully selected recovery partners. A newly installed management team has several years of experience in purchase and recovery of consumer debt, corporate finance and raising capital. Through a strategic equity stake in General Outsourcing Services, LLC, the Company gets the servicing capability of a licensed collections agency equipped with state-of-the-art telecommunication system, payment system and proprietary debt management and collection software.

The Company's approach to buying distressed debt is based on risk-adjusted value. The Company would attempt to identify value objects within portfolios available for purchase. The Company would differentiate itself from the rest of the field based on the following:

     -    Invaluable knowledge of quantitative and qualitative variables
     - Complete knowledge of the history of debt under consideration for purchase
     - Better understanding of portfolio's characteristics than the originator/seller of the debt
     - How the debt is originated - telemarketing, direct mail solicitation, face to face in the office, home or casual event. Individuals who make the effort to complete forms in person or at home are more likely to be debt conscientious than individuals who respond to a telemarketers questions. Review in more detail as to why the individual took on the debt - was it to buy something of need or a spontaneous purchase.

                                 THE COMPETITION

The Company does not have competition at this time as the Company has had no operating business since on or about August 3, 2000.

                               LEGAL UNCERTAINTIES

The Company is not aware of any significant legal uncertainties at this time.

                                    EMPLOYEES

Other than Max Khan, the President and CEO and Steven Lowe, Secretary, the Company has no employees and does not anticipate hiring any employees in the near future.

                                  RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

      RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL

THE COMPANY'S LIQUIDITY IS LIMITED AND IT MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO FUND ITS BUSINESS.

The Company's cash is currently very limited and may not be sufficient to fund future operations. These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company. If the Company is unable to raise additional capital, any future operations could be impeded. If the Company obtains additional funding, the issuance of additional capital stock may be dilutive to the Company's stockholders.

        THE COMPANY HAS RECEIVED A GOING CONERN OPINION FROM ITS AUDITORS

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a reported dated November 28, 2003 that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

                     THE COMPANY CURRENTLY HAS NO OPERATIONS

The Company has had no operations since August 3, 2000 when it filed for protection under Chapter 11 of the US Bankruptcy Code.

 IT MAY BE DIFFICULT TO CONSUMMATE A MERGER OR ACQUISITION WITH A PRIVATE ENTITY

The Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

             THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

There is no assurance that the Company will be able to raise capital on a debt or equity basis, or obtain other means of financing.


    THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT REBOUND

The trading price of the common stock has declined significantly since August 2000. The market for the common stock is essentially non-existent and there can be no assurance that the Company's stock price will rebound.

          PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's common stock as currently traded on the pink sheets, the Company's common stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors". For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company's principal executive officers are located at 140 Broadway, 46th Floor, New York, New York. The Company does not own any property and pays no rent for the use of this mailing address. The office is provided by the President of the Company.

ITEM  3.     LEGAL  PROCEEDINGS

Except for the proceedings under Chapter 11 of the Bankruptcy Code, the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

                          MARKET PRICE OF COMMON STOCK

Feminique Corporations' Common Stock is quoted on the pink sheets under the symbol Femqq.pk. While it appears there is no market for the Common Stock, the Company has set forth in the table below the high and low closing bid prices per share of Common Stock as reported for each quarter within the last two fiscal years. The last reported bid price on the pink sheets for the Common Stock was $.0001 on December 4, 2003.

The pink sheets are the over the counter bulletin board exchange (OTC).


                        HIGH       LOW
Oct 1 - Dec 31, 1998    $0.21    $0.1200
Jan 1 - Mar 31, 1999    $0.52    $0.1250
Apr 1 - June 30, 1999   $0.34    $0.1875
July 1 - Sept 30, 1999  $0.25    $0.1200
Oct 1 - Dec 31, 1999    $0.13    $0.0800
June 1 - Mar 31, 2000   $0.17    $0.1100
Apr 1 - June 30, 2000   $0.12    $0.0300
July 1 - Sept 30, 2000  $0.04    $0.0100


                                     HOLDERS

As of September 30, 2000, there were 843 holders of record on common stock (Femqq) and approximately 4,500 holders in street name.

                                 DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

There were no recent sales of common stock for the years ended September 30, 2000 and 1999.

                           REGISTRATION OF SECURITIES

The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". So long as the Company continues to be a blank check Company, any registration statement filed by the Company will need to comply with Rule 419.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                    OVERVIEW

The Company as of August 3, 2000 filed a chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York. The order was confirmed July 28, 2003.

The Company since August 3, 2000 was not engaged in any business. The Company had financed its operating requirements for 1999 and prior primarily by the issuance of short and long-term debt and notes.

                              RESULTS OF OPERATIONS
                              2000 COMPARED TO 1999

Sales and revenues for the fiscal year ended September 30, 2000 totaled $696,312 vs $2,204,038 for the prior fiscal year. The decrease in revenues resulted from the cessation of manufacturing operations in August 2000.

The Company operated at a gross profit of 23.3% in 2000 as compared with 51.8% in the prior year. This decline was also a result of the winding down and cessation of manufacturing operations. The selling, general and administrative expenses were less than the prior year due to the cessation of operations.

The impairment of assets was the primary factor causing the increase in depreciation and amortization costs from the prior year.

                                     OUTLOOK

Without an operating subsidiary, the Company has had no operating business since on or about August 3, 2000. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind of nature.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Any such acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current reports on Form 8-K and periodic reports on Form 10-Q or 10-QSB and Form 10-K and 10-KSB, various agreements and other documents.

                               PLAN OF OPERATIONS

The Company plans on carrying out its reorganization under the Bankruptcy Court order. The Company plans on borrowing from investors so it can satisfy its cash requirements. The Company has no plans to conduct any research and development, to purchase any equipment or to change its number of employees.


                          RECENT ACCOUNT PRONOUNCEMENTS

The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the Audited Consolidated Financial Statements.

                          CRITICAL ACCOUNTING ESTIMATES

The Company is a shell company and, as such, the Company does not employ critical accounting estimates. Should the Company resume operations it will employ critical accounting estimates and will make any disclosures that are necessary and appropriate.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED SEPTEMBER 30, 2000 AND 1999


     FEMINIQUE CORPORATION AND SUBSIDIARIES
     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                              PAGE(S)
                                                                              -------

INDEPENDENT AUDITORS' REPORTS                                                   10-11

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2000                        11-14

     Consolidated Statements of Operations for the Years Ended September 30,
     2000 and 1999                                                              15

     Consolidated Statements of Stockholders' Deficit for the Years
     Ended September 30, 2000 and 1999                                          16

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2000 and 1999                                                17-18

     Notes to Consolidated Financial Statements                                 19-26

INDEPENDENT AUDITORS' REPORT


BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

To the Board of Directors and Stockholders of:
Feminique Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Feminique Corporation and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses from continuing operations and had a consolidated stockholder's deficit at September 30, 2000 of $2,036,079. Additionally, the Company and its operating subsidiary in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003. (See Note 13) These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in addressing these matters are more fully discussed in

Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

              MEMBER OF:  AICPA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feminique Corporation and Subsidiaries as of September 30, 2000, and the results of their consolidated operations, changes in consolidated stockholders deficit and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

November 28, 2003

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                     ASSETS


CURRENT ASSETS
   Cash                                                               $    2,250
   Prepaid expenses and other current assets                               5,316
                                                                      ----------

          TOTAL CURRENT ASSETS                                             7,566
                                                                      ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                                            1,700,076
                                                                      ----------

TOTAL ASSETS                                                          $1,707,642
                                                                      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2000

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




CURRENT LIABILITIES
   Accounts payable - Trade                                        $  1,602,107
   Accrued expenses                                                      89,538
   Notes payable                                                        137,000
   Current maturities of long-term debt                               1,340,076
   Convertible debentures payable                                       575,000
                                                                   -------------

          TOTAL CURRENT LIABILITIES                                   3,743,721
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000, issued and outstanding
       24,996,958 shares                                                 24,996
   Additional paid-in capital                                        35,012,887
   Accumulated deficit                                              (36,129,350)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

          TOTAL STOCKHOLDERS' DEFICIT                                (2,036,079)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                            $  1,707,642
                                                                   =============


The accompanying notes are an integral part of the consolidated financial statements.

                          FEMINIQUE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                   2000          1999
                                                               ------------  ------------
SALES                                                          $   696,312   $ 2,204,038
                                                               ------------  ------------

COSTS AND EXPENSES
    Cost of sales                                                  529,769     1,061,839
    Selling, general and administrative                          1,018,945     1,779,711
    Depreciation, amortization of intangibles and impairment     1,499,439       192,395
                                                               ------------  ------------
        TOTAL COSTS AND EXPENSES                                 3,048,153     3,033,945
                                                               ------------  ------------

NET LOSS BEFORE OTHER INCOME (EXPENSES)                         (2,351,841)     (829,907)

OTHER INCOME (EXPENSE)
    Gain on settlement of litigation                                     -       151,500
    Interest expense                                              (195,768)     (214,294)
                                                               ------------  ------------
        TOTAL OTHER INCOME (EXPENSE)                              (195,768)      (62,794)
                                                               ------------  ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR STATE INCOME TAXES                       (2,547,609)     (892,701)
    Provision for state income taxes                                     -             -
                                                               ------------  ------------

LOSS FROM CONTINUING OPERATIONS                                 (2,547,609)     (892,701)

DISCONTINUED OPERATIONS
    Gain on disposal                                                     -       412,894
                                                               ------------  ------------
        TOTAL DISCONTINUED OPERATIONS                                    -       412,894
                                                               ------------  ------------

NET LOSS                                                       $(2,547,609)  $  (479,807)
                                                               ============  ============

BASIC AND DILUTED LOSS PER COMMON SHARE
    Continuing operations                                      $     (0.09)  $     (0.04)
    Discontinued operations                                              -          0.02
                                                               ------------  ------------
         NET LOSS                                              $     (0.09)  $     (0.02)
                                                               ============  ============

AVERAGE WEIGHTED OUTSTANDING
    SHARES OF COMMON STOCK                                      23,344,085    20,758,944
                                                               ============  ============


The accompanying notes are an integral part of the consolidated financial statements.

                                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                          COMMON STOCK     ADDITIONAL
                                      ----------  -------    PAID-IN     ACCUMULATED    TREASURY
                                        SHARES    AMOUNT     CAPITAL       DEFICIT       STOCK        TOTAL
                                      ----------  -------  -----------  -------------  ----------  ------------
BALANCE, SEPTEMBER 30, 1998           17,370,118  $17,370  $33,871,890  $(33,101,934)  $(944,612)  $  (157,286)

  Shares issued in conection with                                                              -
  the Company's sale of common stock   4,444,443    4,444      795,556             -           -       800,000

  Shares issued in connection with
  consulting services rendered by
     Board Members                       639,000      639      124,784             -           -       125,423
     Others                               88,125       88       17,209             -           -        17,297

  Shares issued to debenture holders
  for interest                           121,867      122       23,033             -           -        23,155

  Shares issued in payment of a
  note payable                           101,846      102       18,230             -           -        18,332

  Net loss for the year ended
  September 30, 1999                           -        -            -      (479,807)          -      (479,807)
                                      ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 1999           22,765,399   22,765   34,850,702   (33,581,741)   (944,612)      347,114

  Shares issued in connection with
  consulting services                  2,011,254    2,011       76,215             -           -        78,226

  Shares issued to debenture
  holders for interest                   220,305      220       85,970             -           -        86,190

  Net loss for the year ended
  September 30, 2000                           -        -            -    (2,547,609)          -    (2,547,609)
                                      ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2000           24,996,958  $24,996  $35,012,887  $(36,129,350)  $(944,612)  $(2,036,079)
                                      ==========  =======  ===========  =============  ==========  ============


The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                           2000         1999
                                                       ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss from continuing operations                     $(2,547,609)  $(892,701)
   Gain from discontinued operations                             -     412,894
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH (USED IN) OPERATING ACTIVITIES:
   Depreciation, amortization and impairment             1,499,439     192,395
   Issuance of common shares for legal and consulting
      services rendered                                     78,226     142,720
   Issuance of common shares to debenture holders
      for interest                                          86,190      23,155
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                     295,812      (5,544)
   Inventories                                             156,716      22,685
   Other current assets                                    125,576      (5,934)
   Accounts payable - Trade                              1,064,986     356,974
   Accrued expenses                                       (785,808)   (751,188)
   Net liability from discontinued operations                    -    (161,343)
   State income taxes payable                                    -     (29,000)
                                                       ------------  ----------

        NET CASH USED IN OPERATING ACTIVITIES              (26,472)   (694,887)
                                                       ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                     -     (71,959)
                                                       ------------  ----------

        NET CASH USED IN INVESTING ACTIVITIES                    -     (71,959)
                                                       ------------  ----------


The accompanying notes are an integral part of the consolidated financial statements.

                       FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                 2000       1999
                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common shares of stock            $      -   $800,000
   Short-term debt incurred                                           -    100,000
   Repayments of long-term debt - net                           (49,612)   (89,241)
                                                               ---------  ---------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (49,612)   810,759
                                                               ---------  ---------

NET INCREASE (DECREASE) IN CASH                                 (76,084)    43,913

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    78,334     34,421
                                                               ---------  ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                        $  2,250   $ 78,334
                                                               =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during year for:
     Interest                                                  $      -   $127,000
                                                               =========  =========
     Income taxes                                              $      -   $ 29,000
                                                               =========  =========

NON-CASH ACTIVITY

   Issued stock for consulting services                        $ 78,226   $142,720
                                                               =========  =========

   Issued stock for interest expense                           $ 86,190   $ 23,155
                                                               =========  =========

  Share of stock issued for payment
  of note payable                                              $      -   $ 18,332
                                                               =========  =========


The accompanying notes are an integral part of the consolidated financial statements.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

In June 1999, Biopharmaceutics, Inc. (the "Company"), pursuant to a meeting of the Board of Directors, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of the Company to Feminique Corporation.

The Company, after its restructuring in 1998 (Note 2) became a distributor of consumer feminine hygiene and family planning products which were sold nationwide in major chain stores, distributors and wholesalers.

In December, 1998, The Company sold off its wholly-owned subsidiary, Caribbean Medical Testing Center, Inc. ("CMT). CMT was acquired by the Company in June, 1997 and was engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products.

In August 2000 the Company and its only operating subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States bankruptcy Code which was confirmed July 28, 2003.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales were recognized as products were shipped and commissions where earned.

DEPRECIATION AND AMORTIZATION

The Company in 1999 amortized its intangible asset on the straight-line method over its estimated useful live of twenty years. Beginning in 2000 the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142 which recognizes accounting treatment for goodwill and other intangibles (See Note 4). For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

FEMINIQUE CORPORATION AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999




NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.   DEFERRED INCOME TAXES

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2000 and 1999.

F.   EARNINGS (LOSS) PER COMMON SHARE OF COMMON STOCK

For the years ended September 30, 2000 and 1999, the weighted average number of shares outstanding used in the per share computation were 23,344,085 and 20,758,944, respectively.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", became effective in 1997 and requires two presentations of earnings per share - "basic" and "diluted". Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the weighted average number of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Only basic earnings per share is presented as all common stock equivalents are anti-dilutive for the years ended September 30, 2000 and 1999.

RESEARCH AND DEVELOPMENT EXPENSES

The Company expenses research and development costs as incurred. Research and development costs for the years ended September 30, 2000 and 1999 were not significant.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the September 30, 1999 financial statement have been reclassified to conform with the September 30, 2000 presentation. The reclassifications did not effect income or loss.


ADVERTISING COSTS

Advertising expenditures relating to the consumer feminine hygiene and family planning products are expensed in the period. The advertising costs, consisting primarily of costs associated with trade show booths are amortized over the periods during which the benefits are expected. Advertising costs aggregated approximately $9,590 and $550,000 for the years ended September 30, 2000 and 1999, respectively.


K.   RECENT ACCOUNT PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements.

NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

The Company has incurred net losses from continuing operations of $2,547,609 and $892,701 for the years ended September 30, 2000 and 1999, respectively, and has a deficit of $2,036,079 at September 30, 2000. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 13).

As shown in the accompanying consolidated financial statements the Company has sustained operating losses through September 30, 2000 and has an accumulated deficit of $36,129,350. The Company has filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999


NOTE 2-   BASIS OF PREPARATION - GOING CONCERN (CONTINUED)

There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

Management plans to execute its reorganization and seek means of financing through investors and seek of a potential merger.


NOTE 3-   PROPERTY, PLANT AND EQUIPMENT

                                                    2000     1999
                                                  --------  --------
Equipment, furniture and fixtures                 $      -  $17,897
Building and leasehold improvements                      -   54,062
Tools and dies                                           -    1,415
                                                  --------  --------
                                                         -   73,374
Less:  accumulated depreciation and amortization         -   (4,405)
                                                  --------  --------

Property, Plant and Equipment, Net                       -  $68,969
                                                  ========  ========

The Company ceased operations in August 2000. Certain improvements and equipment were abandoned at the former location. There have been no operations or asset purchases since that date.

NOTE 4-   INTANGIBLE ASSETS

Intangible assets represented assets acquired from London International US Holdings, Inc., now known as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product line (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at September 30, 2000 was in default and classified as a current liability.

The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America
(LRC) held a first and second secured interest in the assets.

FEMINIQUE CORPORATION AND SUBSIDIARIES
(FORMERLY KNOWN AS BIOPHARMACEUTICS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999

NOTE 4-   INTANGIBLE ASSETS, CONTINUED

Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court. (See Note 13). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc.
assigned that license to Clay Park Labs, Inc. The Company at September 30, 2000 valued its intangible assets at the value of $1,700,076 which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000. Therefore, at September 30, 2000 the Company recognized an impairment of $1,223,549 for that year as well as the regular amortization of $188,400.

The components of intangible assets as of September 30, 2000 and 1999 are as follows:

                                                    2000         1999
                                                ------------  -----------
Trademarks, tradenames, and customer
  base acquired from London International       $ 3,771,425   $3,771,425
Less:  accumulated amortization and impairment   (2,071,349)    (659,400)
                                                ------------  -----------

                                                $ 1,700,076   $3,112,025
                                                ============  ===========

NOTE 5-   NOTES PAYABLE

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

Both notes are in default and were listed as obligations in the Company's filing for reorganization on August 2000.

The Company's plan in the bankruptcy reorganization as filed in August 2000 stopped the accrual of additional interest on these notes.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999


NOTE 6-   LONG-TERM DEBT

Long-term debt consists of the following:

                                                           2000         1999
                                                       ------------  -----------
Note payable - in connection with purchase of
  the feminine hygiene product line (*)                $ 1,340,077   $1,426,688
Less:  current maturities                               (1,340,077)    (205,685)
                                                       ------------  -----------

        Total                                          $         -   $1,221,003
                                                       ============  ===========

(*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at September 30, 2000.


NOTE 7-   CONVERTIBLE DEBENTURES PAYABLE

The $575,000 of convertible debentures outstanding at September 30, 1999 matures by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at September 30, 2000 and 1999 reflect the convertible debentures payable as a current liability.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999


NOTE 8-   STOCK OPTIONS

In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At September 30, 2000, the Company believes the 45,000 options were expired.

In March 1997, the Company adopted a qualified stock option plan entitled the 1997 Employee and Consultant Stock Option Plan and a separate 1997 Non-qualified Stock Option Plan (the "Plans"). The plans reserved for future issuance to a total of 6,500,000 shares and 720,000 shares, respectively. The annual meeting stockholders on July 29,1998 voted to cancel the 1997 stock option plans and all outstanding options related thereto.

Information regarding stock options as at and for the years ended September 30, 2000 and 1999 and is summarized below:

                                         2000              1999
                                             OPTION            OPTION
                                    SHARES   PRICE    SHARES   PRICE
                                   --------  ------  --------  ------
Shares under option:
  Outstanding - beginning of year   45,000      0.5   70,000      0.5
  Granted - 1997 qualifed plan           -        0        -        0
  Issued 1997 qualifed plan              -        0        -        0
  Terminated                       (45,000)     0.5  (25,000)     0.5
  Outstanding - end of year              -        0   45,000      0.5

In 1997, the Company adopted the disclosure - only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the years ended September 30, 2000 and 1999.

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2000 AND 1999


NOTE 9-   INCOME TAXES

The Company, as of September 30, 2000 and 1999, has available approximately $23,764,758 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,268,252. The amount of the valuation allowance is reviewed periodically.


NOTE 10-  COMMITMENTS AND CONTINGENCIES

The operations and offices of the Company and its subsidiaries were conducted from leased premises in Bellport, New York. The Company entered into an agreement in January, 1999 to lease 15,000 square feet of this facility for one year, at an annual rental of $90,000, with an option to renew for an additional year. Rent expense aggregated approximately $90,000 for the year ended September 30, 2000 and 1999. The Company exercised their option and renewed its lease until December 31, 2000.

The Company had operating policies in place to ensure its operations were in conformity with regulatory agencies for environmental matters relating to the generation or handling of hazardous substances. While the Company does not believe that any such claims or assertions exist, there may be potential liabilities of which the Company is not aware which may result in an adverse effect upon the Company's financial position.

The Company and its subsidiary on May 4, 2000 signed and executed an exclusive license agreement with Clay Park Health Products, Inc. a worldwide license to manufacture, package and distribute its products on an exclusive basis. The Company was to receive royalty payments under the terms of that agreement. The agreement was to automatically renew every six months through December 31, 2005. On July 12, 2002 the Company assigned its rights to the royalty payments to LRC North America and SSL Americas (See Note 13).

NOTE 11-  GAIN (LOSS) ON DISCONTINUED OPERATIONS

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

FEMINIQUE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


NOTE 11-  GAIN (LOSS) ON DISCONTINUED OPERATIONS, CONTINUED

In December 1998, the Company completed the sale of CMT. Under the terms of the sale, the common stock of CMT was sold for $4,700,000, payable as follows:
$600,000 to be held in escrow for outstanding taxes, $2,6000,000 in full settlement or promissory notes payble of $4,117,715 and the return of the note payable to the purchaser of $1,517,715 on the settlement of the aforementioned note payable was credited to discontinued operations in 1998. The results of operations of CMT were classified as discontinued operations and prior periods were restated, accordingly. In addition, the Company wrote-off the excess of CMT's assets over liabilities as a loss on disposal of discontinued operations in its consolidated statement of operations for the year ended September 30, 1998.


NOTE 12-  COMMON STOCK

In December 1998, the Board of Directors authorized the sale of 4,444,443 shares of common stock for $800,000 to its members. The cash was received by the Company in December, 1998 and in January and February of 1999.

During the year end September 30, 1999, the Company issued 727,125 shares valued at $142,720 for consulting services and 223,713 shares for payment of a note payable and interest accrued on debentures for $41,487 (Valued at market).

During the year ended September 30, 2000 the Company issued 2,011,254 shares for consulting services valued at $78,226 and 220,305 shares valued at $86,190 for interest on debentures


NOTE 13-  SUBSEQUENT EVENTS

On July 28, 2003 the United States Bankruptcy Court Eastern District of New York confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.

The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement with Clay Park Labs, Inc. whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc. which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order, assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North America and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

FARBER, BLICHT & EVERMAN, L.L.P.
Certified Public Accountants

255 Executive Drive
Suite 215
Plainview, NY 11803-1715
(516) 576-7040  Fax (516) 576-1232




Board of Directors and Shareholders
Feminique Corporation and Subsidiaries
Bellport, New York

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Feminique Corporation (formerly known as Biopharmaceutics, Inc.) and Subsidiaries at September 30, 1999 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

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

Plainview, New York
January 19, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS  AND  PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, Max Khan, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB. Based on that evaluation, Max Khan determined that he and the Company's directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation as it has no revenues, significant assets or independent operations and plans to establish more reliable disclosure controls and procedures before margining or entering into any other business combination with another company.

              CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No significant changes in the Company's internal control over financial reporting have come to management's attention during the Company's previous fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The Company's Board of Directors currently consists of three persons. Mr. Max Khan is the President and CEO, Gobind Sahney is the Chairman of the Board and Steven Lowe is the Secretary.


Name                      Age        Position
Jonathan Rosen             34        President/CEO
John Figliolini            35        Director
Russell Cleveland          58        Director
James Murphy               46        Director
Barry Weissberg            51        Director
John Grein                 50        Secretary/CFO

The following sets forth information as to all directors and executive officers of the Company through its fiscal year ended September 30, 2000.

RUSSELL CLEVELAND, age 58, is a Director of the Company and Chairman of the Board of the Company. He currently serves as President of the Managing General Partner of Renaissance Capital Partners, Ltd., President and Director of Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ) and a Director of Renaissance US Growth and Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as a Director of Danzer Corporation (formerly Global Environmental Corp.), Tutogen Medical Inc., Bentley Pharmaceuticals, Inc. and Technology Research, Inc.

JONATHAN ROSEN, age 34, has been a Director of the Company and was appointed Acting President and Chief Executive Officer of the Company on July 29, 1998, at the time of the previous President's resignation. Since 1985, Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance.

JOHN FIGLIOLINI, age 35, is a director of the Company. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services.

JAMES MURPHY, age 46 is a Director of the Company. Mr. Murphy is President, Chief Executive Officer and Chairman of the Board of Bentley Pharmaceuticals, Inc. Previously, Mr. Murphy served as Vice President of Business Development at MacroChem Corporation. He also spent fourteen years in pharmaceutical research while at SmithKline Corporation and contract research laboratories.

BARRY WEISBERG, age 51 is a Director of the Company. Mr. Weisberg is a former Director and President of Lannett Company, Inc. a generic pharmaceutical manufacturer, Divisional Vice President of Moore Medical Corporation, Inc. a national drug distributor and wholesaler. Additionally, Mr. Weisberg was a Vice President of Sales for NMC Laboratories, Inc., a generic pharmaceutical manufacturer.

JOHN J. GREIN, age 50, has been Secretary of the Corporation and Sr. Vice President of Finance since April 1, 1999. Mr. Grein has been a VP and CFO of various public and privately held companies since 1978. Mr. Grein received a Masters in Finance from New York Institute of Technology.

There are no other employees of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. The Company does not believe that, during fiscal years ended 2000 and 1999, all persons complied with such filing requirements.


ITEM  10.     EXECUTIVE  COMPENSATION

                                                                   Long-Term
                                                                   ---------
                                      Salary      Bonus       Compensation Awards:
                                   -------------  -----       --------------------
Name and Principal Position  Year  Annual Compensation   Securities Underlying Options
---------------------------  ----  --------------------  -----------------------------
Jonathan Rosen-Former        1999  $     227,750   None                None
Acting CEO                   2000  $           -   None                None

John Grein                   1999  $      46,385   None                None
Sr. VP of Finance            2000  $      28,000   None                None

Vincent H. Pontillo          1999  $      41,250   None                None
                             2000  $           -   None                None

                       EMPLOYMENT AND SEPARATION AGREEMENT

The Company does not have any employment or separation agreements with any officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2000 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

NAME AND ADDRESS               AMOUNT AND NATURE OF
-----------------------------  --------------------
BENEFICIAL OWNER               BENEFICAL OWNERSHIP    PERCENT OF CLASS
-----------------------------  --------------------   ----------------
Jonathan Rosen (2) (3)                      500,000              2.20%
Barry Weisberg                              141,750              0.62%
John Figliolini (3)                       2,279,537              9.50%
Russell Cleveland (1)                         8,103              0.04%
John J. Grein                                 2,000              0.01%
Dynamic Corporate Holdings, Inc.          5,454,544             22.00%

Renaissance Capital
Partners LTD.                            4,513,000             19.83%

LGT Bank in Liechtenstein AG              5,582,344             24.52%

All Directors and Officers
  as a group (5 persons)(1)(2)(3)         2,931,390             12.40%

     (1) Does not include 4,513,000 shares of common stock owned by Renaissance Capital Partner Ltd. Of which Russell Cleveland is a principal. (See Certain Relationships and Related Transactions.

     (2) Does not include 47,500 shares of common stock held in the name of Anglo Co. Ltd. or Mr. Rosen's 50% interest in Dynamic Corporate Holdings, Inc.

     (3) Does not include 5,454,544 shares of common stock held equally with Jonathan Rosen held in the name of Dynamic Corporate Holdings Corporation.
..
ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Russell Cleveland, a Director of the Company, is also a major shareholder and principal of Renaissance Capital Group, Inc.

John Figliolini, a Director of the Company, acted as a paid consultant to Dondo Associates, Inc. in connection with the sale of CMT and substantially assisted in obtaining the ultimate cancellation of the Company's indebtedness to Dondo.


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          None

     (b)  Reports for 8-K.

          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEMINIQUE CORPORATION

                                 /s/  Max Khan
                                ---------------
                                  By: Max Khan
                            Chief Executive Officer,
                             Chief Financial Officer
                             Date:  December 7, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                  /s/  Max Khan
                                 ---------------
                                  By:  Max Khan
                            Chief Executive Officer,
                      Chief Financial Officer and Director
                             Date:  December 7, 2003