Form 10QSB
period 2001-03-31
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-17750

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

                            [ ] FEMINIQUE CORPORATION

             (Exact Name of Registrant as Specified in the Charter)

            DELAWARE                                            13-3186327
 (State of Other Jurisdiction                                (I.R.S. Employer
      of  Incorporation)                                  Identification Number)

                            140 Broadway, 46th Floor
                            New York, New York 10005

               (Address, including zip code, and telephone number,
                  of registrant's principal executive offices)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [ ]

As of December 4, 2003, there were 25,005,733 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]

                                FEMINIQUE CORPORATION
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                  TABLE OF CONTENTS

        PART I     FINANCIAL INFORMATION

        ITEM 1.    FINANCIAL STATEMENTS

        ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   RISK FACTORS

        ITEM 3.    CONTROLS AND PROCEDURES

        PART II    OTHER INFORMATION

        ITEM 1.    LEGAL PROCEEDINGS

        ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        ITEM 5.    OTHER INFORMATION

        ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCURRING IN THE FUTURE.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS  -

                     FEMINIQUE CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000




                                                                         PAGE(S)
                                                                         -------



CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet of March 31, 2001- Unaudited                             5

     Statements of Income (Operations) For the Six Months
     and Three Months Ended March 31, 2001 and 2000 - Unaudited             7

     Statements of Cash Flows For the Six Months Ended
     March 31, 2001 and 2000 - Unaudited                                    8

     Notes to Condensed Consolidated Financial Statements                  10

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2001

                                     ASSETS



CURRENT ASSETS
  Cash                                        $   41,794
  Prepaid expenses and other current assets        5,316
                                              ----------

     TOTAL CURRENT ASSETS                         47,110
                                              ----------


INTANGIBLE ASSETS, AT COST, NET OF
  ACCUMULATED AMORTIZATION                     1,700,076
                                              ----------

TOTAL ASSETS                                  $1,747,186
                                              ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                 MARCH 31, 2001




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
                                                   -------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, par value $.001 per share;
    authorized 50,000,000 shares; issued
    shares; 25,005,733 shares                            25,005
  Additional paid-in capital                         35,012,966
  Accumulated deficit                               (36,089,894)
  Less: treasury stock, at cost (103,432 shares)       (944,612)
                                                   -------------

     TOTAL STOCKHOLDERS' DEFICIT                     (1,996,535)
                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  1,747,186
                                                   =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) - UNAUDITED
                      FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                 FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                                         MARCH 31,                 MARCH 31,
REVENUES                                            2001          2000         2001          2000
                                                 -----------  ------------  -----------  ------------
  Sales                                          $         -  $   696,312   $         -  $   127,205
  Royalties                                           44,953            -        44,953            -
                                                 -----------  ------------  -----------  ------------
      TOTAL REVENUES                                  44,953      696,312        44,953      127,205
                                                 -----------  ------------  -----------  ------------

COSTS AND EXPENSES
  Cost of sales                                            -      529,769             -      228,757
  Selling, general and administrative                  5,497      629,842         5,067      268,233
  Amortization of intangibles and impairment               -    1,146,911             -    1,099,811
                                                 -----------  ------------  -----------  ------------
      TOTAL COSTS AND EXPENSES                         5,497    2,306,522         5,067    1,596,801
                                                 -----------  ------------  -----------  ------------


NET INCOME (LOSS) BEFORE OTHER EXPENSES               39,456   (1,610,210)       39,886   (1,469,596)

OTHER (EXPENSES)
  Other expenses                                           -       (2,756)            -       (3,439)
  Interest expense                                         -     (117,304)            -      (58,804)
  Other promotional expenses write-off                     -      (18,520)            -      (18,520)
                                                 -----------  ------------  -----------  ------------
      TOTAL OTHER EXPENSES                                 -     (138,580)            -      (80,763)
                                                 -----------  ------------  -----------  ------------

INCOME (LOSS) BEFORE PROVISION FOR
STATE INCOME TAXES                                    39,456   (1,748,790)       39,886   (1,550,359)
  Provision for state income taxes                         -            -             -            -
                                                 -----------  ------------  -----------  ------------

NET INCOME (LOSS)                                $    39,456  $(1,748,790)  $    39,886  $(1,550,359)
                                                 ===========  ============  ===========  ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                 $     0.002  $     (0.08)  $     0.002  $     (0.07)
                                                 ===========  ============  ===========  ============

AVERAGE WEIGHTED OUTSTANDING
SHARES OF COMMON STOCK                            25,005,733   22,927,000    25,005,733   22,147,985
                                                 ===========  ============  ===========  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000



                                                         2001        2000
                                                        -------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $39,456  $(1,748,790)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, amortization and impairment                   -    1,149,393
  Issuance of common shares for legal and consulting
  services rendered                                          88      114,830
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Accounts receivable                                         -      229,707
  Inventories                                                 -      156,716
  Other current assets                                        -       15,939
  Accounts payable - Trade                                    -      120,830
                                                        -------  ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES         39,544       38,625
                                                        -------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                -      (86,612)
                                                        -------  ------------

       NET CASH USED IN FINANCING ACTIVITIES                  -      (86,612)
                                                        -------  ------------

NET INCREASE (DECREASE) IN CASH                          39,544      (47,987)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR             2,250       78,334
                                                        -------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $41,794  $    30,347
                                                        =======  ============

NON-CASH ACTIVITY:
  Stock issued for services                             $    88  $   114,830
                                                        =======  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             MARCH 31, 2001 AND 2000

NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY AND PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared by Feminique Corporation and Subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2000 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

          In June 1999, Biopharmaceutics, Inc. (the "Company"), pursuant to a meeting of the Board of Directors, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of the Company to Feminique Corporation.

          The Company, after its restructuring in 1998 (Note 2) became a distributor of consumer feminine hygiene and family planning products which are sold nationwide in major chain stores, distributors and wholesalers.

          In August 2000, the Company and its only operating subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code which was confirmed July 28, 2003 (See
          Note 10).

          B.   PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             MARCH 31, 2001 AND 2000




NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          C.   REVENUE RECOGNITION

          When the Company had sales, they were recognized as products are shipped and royalties when earned.

          D.   DEPRECIATION AND AMORTIZATION

          The Company amortized its intangible asset on the straight-line method over its estimated useful life of twenty years. Beginning in 2000 the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142 which recognizes accounting treatment for goodwill and other intangibles (See Note 3). For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

          Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2001 and 2000.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             MARCH 31, 2001 AND 2000



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          F.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

          Historical net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods represented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                     2001         2000
                                 -----------  ------------

Net income (loss)                $    39,456  $(1,748,790)

Weighted-average common shares
Outstanding (Basic)               25,005,733   22,927,003

Weighted-average common shares
Equivalents
    Stock options                          -            -
    Warrants                               -            -
                                 -----------  ------------

Weighted-average common shares
Outstanding (Diluted)             25,005,733   22,927,000
                                 ===========  ============

                             MARCH 31, 2001 AND 2000


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          G.   RECLASSIFICATION

          Certain amounts in the March 31, 2001 financial statement have been reclassified to conform with the March 31, 2000 presentation. The reclassifications did not effect income or loss.

          H.   RECENT ACCOUNTING PRONOUNCEMENT

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have initially recognized in the consolidated financial statements.

NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company incurred net income from continuing operations of $39,544 for the six months ended March 31, 2001, and has a deficit of $1,996,535 at March 31, 2001. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10).

          As shown in the accompanying condensed consolidated financial statements the Company has sustained operating losses through March 31, 2001 and has an accumulated deficit of $36,089,894. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seeks a potential merger.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2001 AND 2000


NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now know as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at March 31, 2001 was in default and classified as a current liability

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. Clay Park Labs, Inc. understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at March 31, 2001 valued its intangible assets at the value of $1,700,076 which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

          The components of intangible assets as of March 31, 2001 and 2000 are as follows:

                                               2001          2000
                                           ------------  ------------
Trademarks, tradenames, and customer
  base acquired from London International  $ 3,771,425   $ 3,771,425
Less:  accumulated amortization             (2,071,349)   (1,753,600)
                                           ------------  ------------

                                           $ 1,700,076   $ 2,017,825
                                           ============  ============

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2001 AND 2000

NOTE 4-   NOTES PAYABLE

          A. On September 15, 1999, the Company borrowed $100,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 8% per annum with interest payments due on October 31, 1999, March 31, 2000 and June 1, 2000, the maturity date of this note. The conversion price on the note is $.15 per share, subject to certain adjustments as outlined therein.

          B. On January 16, 2000, the Company borrowed an additional $37,000, the terms and conditions of which are similar to those of the preceding $100,000 note.

          Both notes are in default and were listed as obligations in the Company's filing for reorganization on August 2000.

          The Company's plan in the bankruptcy reorganization as filed in August 2000 stopped the accrual of additional interest on these notes.

NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                      2001         2000
                                                  ------------  -----------
Long-term debt consists of the following:
  The Feminique hygiene product line              $ 1,340,076   $1,340,076
Less:  current maturities                          (1,340,076)    (258,216)
                                                  ------------  -----------

          Total                                   $         -   $1,081,860
                                                  ============  ===========


          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at March 31, 2001.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2001 AND 2000


NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at March 31, 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying condensed consolidated financial statements at March 31, 2001 and 2000 reflect the convertible debentures payable as a current liability.

NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At March 31, 2001, the Company had no options outstanding under this plan.

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

NOTE 8-   INCOME TAXES

          The Company, as of March 31, 2001, has available approximately $24,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2001 AND 2000



NOTE 9-   COMMON STOCK

          During the year ended September 30, 2000 the Company issued 2,011,254 shares for consulting services valued at $78,226 and 220,305 shares valued at $86,190 for interest on debentures.

          The Company issued 8,775 shares valued at $88 for consulting services for the quarter ended December 31, 2000. There were no shares issued for the quarter ended March 31, 2001.

NOTE 10-  SUBSEQUENT EVENTS

          On July 29, 2003 the United States Bankruptcy Court Eastern District of New York confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.

          The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc. which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order, assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North American and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.


ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

                                    OVERVIEW

The Company on August 3, 2000 ceased operations and filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York. The order was confirmed July 28, 2003. The Company had financed its operating requirements for prior periods primarily by the issuance of short and long-term debt and notes. The Company had no revenues in the quarter ended March 31, 2001.

                              RESULTS OF OPERATIONS

Sales for the six and three month periods ended March 31, 2001 were $0, compared to $696,312 and $127,205 for the same periods in 2000. Royalties for the six and three month periods ended March 31, 2001 was $44,953, compared to $0 for same periods in 2000.

The Company operated at a gross profit of (0%) for the six and three month periods ended March 31, 2001, compared to 23.3% and (0%) for the same periods in 2000. Selling, general and administrative expenses were $5,497 and $5,067 for the six and three month periods ended March 31, 2001, compared to $629,842 and $268,233 for the same periods in 2000. Amortization of intangibles and impairment were $0 for the six and three month periods ended March 31, 2001, compared to $1,146,911 and $1,099,811 for the same periods in 2000. Interest expense for the six and three month periods ended March 31, 2001 was $0, compared to $117,304 and $58,804 for the same periods in 2000.

The decrease in revenue and expenses were due to the cessation of the manufacturing operations in August 2000. The decrease in amortization of intangibles and impairment were due to the Company adopting FASB 142, "Goodwill and Other Intangible Assets". This statement addressed how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company at September 30, 2000 valued its intangible assets at a value equivalent to its long-term debt under the approval of the United States Bankruptcy Court. As a result, no additional amortization was permitted. Furthermore, all fixed assets had either been written-off or were fully depreciated as of September 30, 2000 resulting in no further depreciation. In addition, all debt was frozen by the bankruptcy filing therefore discontinuing the accrual of interest expense.

                                     OUTLOOK

Without an operating subsidiary, the Company has had no operating business since on or about August 3, 2000. The Company intends to explore other business opportunities. There can be no assurance that the Company will be able to find any suitable business opportunity. Suitable business opportunities may include those presented to the Company by persons or firms desiring to seek the perceived advantages of a corporation registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

      RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL

  THE COMPANY'S LIQUIDITY IS LIMITED AND IT MAY NOT BE ABLE TO OBTAIN SUFFICIENT
                           FUNDS TO FUND ITS BUSINESS

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

       THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated November 28, 2003, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

                     THE COMPANY CURRENTLY HAS NO OPERATIONS

The Company has had no operations since August 3, 2000 when it filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

 IT MAY BE DIFFICULT TO CONSUMMATE A MERGER OR ACQUISITION WITH A PRIVATE ENTITY

The Company expects its purpose will include locating and consummating a merger or acquisition with a private entity. The Company anticipates the selection of a business opportunity in which to participate will be complex and extremely risky. The Company has, and will continue to have, little or no capital with which to provide the owners of the business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Such an acquisition candidate will, however, incur significant legal and accounting costs in connection with an acquisition of the Company, including the costs of preparing current and periodic reports, various agreements and other documents.

             THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

There is no assurance that the Company will be able to raise capital on a debt or equity basis, or obtain other means of financing.

    THE COMPANY'S STOCK PRICE HAS DECLINED SIGNIFICANTLY AND MAY NOT REBOUND

The trading price of the stock has declined significantly since August 2000. The market for the common stock is essentially non-existent and there can be no assurance that the Company's stock price will rebound.

          PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Common Stock as currently traded on the pink sheets, the Company's Common Stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

ITEM  3.     CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures conducted as of the end of the period covered by this report on Form 10-QSB, Max Khan, the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's directors and officers, are the only individuals involved in the Company's disclosure process. The Company has no specific procedures in place for processing and assembling information to be disclosed in the Company's periodic reports. The Company's system is designed so that information is retained by the Company and relayed to counsel as it becomes available. The Company currently functions only as a shell corporation and it has no revenues, significant assets or independent operations. The Company intends to establish more reliable disclosure controls and procedures when merging or entering into any other business combination with another company.

              CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM  1.     LEGAL PROCEEDINGS

Except for the current proceedings under the Chapter 11 of the Bankruptcy Code in the U.S. District Court for the Eastern District of August 3, 2000 New York, the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

ITEM  2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM  3.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM  4.     OTHER INFORMATION

GOING CONCERN

The Company has incurred recurring operating losses and does not have any revenue generating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If at any time the Company determines that it does not have sufficient cash in order to execute the foregoing strategy, then the Company intends to endeavor to obtain additional equity or other funding, if it is able to do so. However, there can be no assurance that the Company will be able to raise additional funding necessary to operate. See "RISK FACTORS - Risks Related to the Company's Financial Condition and Business Model".

REGISTRATION OF SECURITIES

The Company appears to be a blank check company, as defined by Rule 419 of Regulation C, promulgated under the Securities Act. Generally, a blank check company is a development stage company that has no specific business plan or purpose, or is seeking to merge with or acquire an unidentified target, and is issuing "penny stock". So long as the Company continues to be a blank check company any registration statement filed by the Company will need to comply with Rule 419.

ITEM  5.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

             None

     (b)     Reports for 8-K
             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                              FEMINIQUE CORPORATION

Date: December 7, 2003

                             By:     /s/  Max Khan
                                     -------------
                                     Max Khan
                                     Chief Executive Officer
                                     Chief Financial Officer