Form 10QSB
period 2001-06-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-17750

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              FEMINIQUE CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

          INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                  FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                             PAGE(S)
                                                                             -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheets of June 20, 2001 - Unaudited                                5

     Statements of Income (Operations) For the Nine Months and Three Months
     Ended June 30, 2001 and 2000 - Unaudited                                   7

     Statements of Cash Flows For the Nine Months Ended
     June 30, 2001 and 2000 - Unaudited                                         8

     Notes to Condensed Consolidated Financial Statements                       9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2001

                                     ASSETS




CURRENT ASSETS
   Cash                                                               $  107,720
   Prepaid expenses and other current assets                               5,316
                                                                      ----------

          TOTAL CURRENT ASSETS                                           113,036
                                                                      ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                                            1,700,076
                                                                      ----------

TOTAL ASSETS                                                          $1,813,112
                                                                      ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                  JUNE 30, 2001




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
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares; 25,005,733 shares                                         25,005
   Additional paid-in capital                                        35,012,966
   Accumulated deficit                                              (36,023,968)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

          TOTAL STOCKHOLDERS' DEFICIT                                (1,930,609)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,813,112
                                                                   =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                             FEMINIQUE CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) UNAUDITED
                                   FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                              FOR THE NINE MONTHS        FOR THE THREE MONTHS
                                                                                 ENDED JUNE 30               ENDED JUNE 30
REVENUES                                                                      2001          2000          2001         2000
                                                                           -----------  ------------  -----------  ------------
    Sales                                                                  $         -  $   696,312   $         -  $   332,695
    Royalties                                                                  110,925            -        65,972            -
                                                                           -----------  ------------  -----------  ------------

TOTAL REVENUES                                                                 110,925      696,312        65,972      332,695
                                                                           -----------  ------------  -----------  ------------

COSTS AND EXPENSES
    Cost of sales                                                                    -      529,769             -      201,280
    Selling, general and administrative                                          5,542      721,317            45      303,560
    Amortization of intangibles and impairment                                       -    1,146,911             -       47,100
                                                                           -----------  ------------  -----------  ------------
             TOTAL COSTS AND EXPENSES                                            5,542    2,397,997            45      551,940
                                                                           -----------  ------------  -----------  ------------

NET INCOME (LOSS) BEFORE
  OTHER EXPENSES                                                               105,383   (1,701,685)       65,927     (219,245)

OTHER INCOME (EXPENSES)
    Other expenses                                                                   -       (3,756)            -      151,520
    Interest expense                                                                 -     (117,304)            -      (55,468)
    Other promotional expenses write-off                                             -      (18,520)            -            -
                                                                           -----------  ------------  -----------  ------------
             TOTAL OTHER INCOME (EXPENSES)                                           -     (139,580)            -       96,052
                                                                           -----------  ------------  -----------  ------------

NET INCOME (LOSS) BEFORE PROVISION
FOR STATE INCOME TAXES                                                         105,383   (1,841,265)       65,927     (123,193)
     Provision for state income taxes                                                -            -             -            -
                                                                           -----------  ------------  -----------  ------------

NET INCOME (LOSS)                                                          $   105,383  $(1,841,265)  $    65,927  $  (123,193)
                                                                           ===========  ============  ===========  ============

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                                               $     0.006  $     (0.08)  $     0.004  $     (0.01)
                                                                           ===========  ============  ===========  ============

AVERAGE WEIGHTED OUTSTANDING
SHARES OF COMMON STOCK                                                      25,005,733   23,344,085    25,005,733   23,344,085
                                                                           ===========  ============  ===========  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000


                                                          2001        2000
                                                        --------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                     $105,383  $(1,841,265)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation, amortization and impairment                   -    1,149,393
   Issuance of common shares for legal and consulting
   services rendered                                          88      154,830
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                         -      266,301
   Inventories                                                 -      156,716
   Other current assets                                        -       36,875
   Accounts payable - Trade                                    -      137,228
                                                        --------  ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES       105,471       60,078
                                                        --------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                -      (86,612)
                                                        --------  ------------

       NET CASH (USED IN) FINANCING ACTIVITIES                 -      (86,612)
                                                        --------  ------------

NET INCREASE (DECREASE) IN CASH                          105,471      (26,534)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              2,249       30,347
                                                        --------  ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $107,720  $     3,813
                                                        ========  ============

NON CASH ACTIVITY:
Stock issued for Services                               $     88  $   154,830
                                                        ========  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), temporary equity, and cash flows for the periods presented.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          REVENUE RECOGNITION

          When the Company had sales, they were recognized as products were shipped and royalties when earned.

          DEPRECIATION AND AMORTIZATION

          The Company in 1999 amortized its intangible asset on the straight-line method over its estimated useful life of twenty years. Beginning in 2000 the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142 which recognizes accounting treatment for goodwill and other intangibles (See Note 3). For tax reporting purposes, the Company uses the straight-line or accelerated method of depreciation.

          Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

          DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2001 and 2000.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000



                                                        JUNE 30,      JUNE 30,
                                                          2001          2000
                                                       -----------  ------------
     Net income (loss)                                 $   105,383  $(1,841,265)

     Weighted-average common shares
     Outstanding (Basic)                                25,005,733   23,344,085

     Weighted-average common shares
     Equivalents
            Stock options                                        -            -
            Warrants                                             -            -
                                                       -----------  ------------

     Weighted-average common shares
     Outstanding (Diluted)                              25,005,733   23,344,085
                                                       ===========  ============


          RECLASSIFICATION

          Certain amounts in the June 30, 2000 financial statement have been reclassified to conform with the June 30, 2000 presentation. The reclassifications did not affect income or loss.

          RECENT ACCOUNTING PRONOUNCEMENT

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This statements addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements.

NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company incurred net income from continuing operations of $105,383 for the nine months ended June 30, 2001, and has a deficit of $1,930,609 at June 30, 2001. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10).

          As shown in the accompanying financial statements the Company has sustained operating losses through June 30, 2001 and has an accumulated deficit of $36,023,968. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000



          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now know as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at June 30, 2001 was in default and classified as a current liability.

NOTE 3-   INTANGIBLE ASSETS (CONTINUED)

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. Clay Park Labs, Inc. understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at June 30, 2001 valued its intangible assets at the value of $1,700,076 which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

          The components of intangible assets as of June 30, 2001 and 2000 are as follows:

                                                          2001          2000
                                                      ------------  ------------
     Trademarks, tradenames, and customer
       base acquired from London International        $ 3,771,425   $ 3,771,425
     Less: accumulated amortization and impairment     (2,071,349)   (1,753,600)
                                                      ------------  ------------

                                                      $ 1,700,076   $ 2,017,825
                                                      ============  ============

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000



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

          Both notes are in default and were looked as obligations in the company's filing for reorganization in August 2000.

          The Company's plan in bankruptcy reorganization as filed in August 1000 stopped the accrual of additional interest on these notes.

NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                          2001          2000
                                                      ------------  ------------
     Trademarks, tradenames, and customer
       base acquired from London International        $ 3,771,425   $ 3,771,425
     Less: accumulated amortization and impairment     (2,071,349)   (1,753,600)
                                                      ------------  ------------

                                                      $ 1,700,076   $ 2,017,825
                                                      ============  ============

          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at June 30, 2001.

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at June 30, 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000



          immediately prior to the date of exercising the conversion right. At June 30, 2001 and 2000, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying condensed consolidated financial statements at June 30, 2001 and 2000 reflect the convertible debentures payable as a current liability.

NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At June 30, 2001, the Company had no options outstanding under this plan.

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

NOTE 8-   INCOME TAXES

          The Company, as of June 30, 2001 and 2000, has available approximately $24,000,000 of net operating loss carry forwards (expiring through the year 2020) to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          During the year ended September 30, 2000 the Company issued 2,011,254 shares for consulting services valued at $78,226 and 220,305 shares valued at $86,190 for interest on debentures.

          The Company issued 8,775 common shares valued at $88 for consulting services for the quarter ended December 31, 2000. There were no issuances of common stock in the periods ended June 30, 2001 and 2000.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2001 AND 2000




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

                                    OVERVIEW

The Company on August 3, 2000 ceased operations and filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York. The order was confirmed July 28, 2003. The Company had financed its operating requirements for prior periods primarily by the issuance of short and long-term debt and notes. The Company had no revenues in the quarter ended June 30, 2001.

                              RESULTS OF OPERATIONS

Sales for the nine and three month periods ended June 30, 2001 were $0, compared
to $696,312 and $332,695 for the same periods in 2000.   Royalties for the nine
and three month periods ended June 30, 2001 was $110,925 and $65,972 compared to $0 for same periods in 2000.

The Company operated at a gross profit of (0%) for the nine and three month periods ended June 30, 2001, compared to 23.9% and 39.5% for the same periods in 2000. Selling, general and administrative expenses were $5,542 and $45 for the nine and three month periods ended June 30, 2001, compared to $721,317 and $303,560 for the same periods in 2000. Amortization of intangibles and impairment were $0 for the nine and three month periods ended June 30, 2001, compared to $1,146,911 and $47,100 for the same periods in 2000. Interest expense for the nine and three month periods ended June 30, 2001 was $0, compared to $117,304 and $55,468 for the same periods in 2000.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Except for the current proceeding under Chapter 11 of the Bankruptcy Code in the U.S. District Court for the Eastern District of New York, filed on August 3, 2000 the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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