Form 10KSB
period 2001-09-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's revenues for its most recent fiscal year: $171,756

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 4, 2003 was $22,773 (based on the last reported sale price of $.0001 per share on December 4, 2003).

The number of shares of the registrant's common stock outstanding as of December 4, 2003 was 25,005,733.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]
---------------------------------------------------------------

                              FEMINIQUE CORPORATION
                         2001 FORM 10-KSB ANNUAL REPORT


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

In connection with the Company's restructuring plan, the manufacturing operations of its generic pharmaceutical products subsidiary were discontinued effective September 30, 1998. The Company liquidated the entire manufacturing operation in 1999. The operations of this division for the three years ended September 30, 1999 have been reported as discontinued operations in the consolidated statement of operations.

The Company's business operations, in fiscal years 2001 and 2000, were principally conducted through one wholly-owned subsidiary: Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from SSL Americas Inc., formerly known as London International Group, Inc. ("LIG"). The Company ceased business in August 2000.

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


One model that has emerged is the purchase and recovery of distressed consumer debt receivables. The Company would purchase charged-off consumer debt at deep
discounts and outsource recovery to carefully selected recovery partners.   A
newly installed management team has several years of experience in purchase and recovery of consumer debt, corporate finance and raising capital. Through the acquisition of General Outsourcing Services, the Company gets the servicing capability of a licensed collections agency equipped with state-of-the-art telecommunication system, payment system and proprietary debt management and collection software.

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

        THE COMPANY HAS RECEIVED A GOING CONERN OPINION FROM ITS AUDITORS

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a reported dated December 5, 2003 that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.   LEGAL PROCEEDINGS

Except for the proceedings pending pursuant to filing under Chapter 11 of the Bankruptcy Code, the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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

The pink sheets are the over the counter bulletin board exchange (OTC).

                         HIGH          LOW
Oct 1 - Dec 31, 1999    $  0.130     $  0.080
June 1 - Mar 31, 2000   $  0.170     $  0.110
Apr 1 - June 30, 2000   $  0.120     $  0.030
July 1 - Sept 30, 2000  $  0.040     $  0.010
Oct 1 - Dec 31, 2000    $  0.006     $  0.001
Jan 1 - Sept 30, 2001   the stock was not traded


                                     HOLDERS

As of September 30, 2001, there were 843 holders of record on common stock (Femqq) and approximately 4,500 holders in street name.

                                 DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

There were no recent sales of common stock for the years ended September 30, 2001 and 2000.

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

                              RESULTS OF OPERATIONS
                              2001 COMPARED TO 2000

Royalties and sales for the fiscal year ended September 30, 2001 totaled $171,756 vs. $696,312 for the prior fiscal year. The decrease in revenues resulted from the cessation of manufacturing operations in August 2000. The Company only had royalty revenues for the fiscal year ended September 30, 2001.

The Company operated at a gross profit of 0.0% in 2001 as compared with 23.3% in the prior year. Selling, general and administrative expenses were negligible as compared to the prior year. These declines were the result of cessation of the manufacturing operations.

The Company had no depreciation or amortization for the year ended September 30, 2001as it adopted FASB 142, "Goodwill and Other Intangible Assets". This statement addressed how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company at September 30, 2000 valued its intangible assets at a value equivalent to its long-term debt under the approval of the United States Bankruptcy Court. As a result, no additional amortization was permitted. Furthermore, all fixed assets had either been written-off or were fully depreciated as of September 30, 2000 resulting in no depreciation for the fiscal year ended September 30, 2001.

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

ITEM 7.   FINANCIAL STATEMENTS


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000




                                                                         PAGE(S)
                                                                         -------


INDEPENDENT AUDITORS' REPORT                                              10-11

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2001                  12-13

     Consolidated Statements of Operations for the Years Ended
     September 30, 2001 and 2000                                           14

     Consolidated Statements of Stockholders' Deficit for the Years
     Ended September 30, 2001 and 2000                                     15

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001 and 2000                                           16

     Notes to Consolidated Financial Statements                           17-23

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                       (856) 346-2828  Fax (856) 346-2882


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of:
Feminique Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Feminique Corporation and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses from continuing operations and had a consolidated stockholders' deficit at September 30, 2001 of $1,861,055. Additionally, the Company and its operating subsidiary in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 11). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in addressing these matters are more fully discussed in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




          MEMBER OF:     AICPA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                         PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feminique Corporation and Subsidiaries as of September 30, 2001 and 2000, and the results of their consolidated operations, changes in consolidated stockholders deficit and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

Gibbsboro, New Jersey


December 5, 2003

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS


CURRENT ASSETS
   Cash                                                    $  143,066
   Prepaid expenses and other current assets                    5,316
                                                           ----------

          TOTAL CURRENT ASSETS                                148,382
                                                           ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                                 1,700,076
                                                           ----------

TOTAL ASSETS                                               $1,848,458
                                                           ==========



     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2001

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES
   Accounts payable - Trade                                             $  1,567,899
   Accrued expenses                                                           89,538
   Notes payable                                                             137,000
   Current maturities of long-term debt                                    1,340,076
   Convertible debentures payable                                            575,000
                                                                        -------------

          TOTAL CURRENT LIABILITIES                                        3,709,513
                                                                        -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares, issued and outstanding
       25,005,733 shares                                                      25,005
   Additional paid-in capital                                             35,012,966
   Accumulated deficit                                                   (35,954,414)
   Less: treasury stock, at cost (103,432 shares)                           (944,612)
                                                                        -------------

         TOTAL STOCKHOLDERS' DEFICIT                                      (1,861,055)
                                                                        -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                                 $  1,848,458
                                                                        =============




     The accompanying notes are an integral part of the consolidated financial statements.

                         FEMINIQUE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                  2001          2000
                                                               -----------  ------------

REVENUES
  Sales                                                        $         -  $   696,312
  Royalties                                                        171,756            -
                                                               -----------  ------------
                                                                   171,756      696,312

COSTS AND EXPENSES
    Cost of sales                                                        -      529,769
    Selling, general and administrative                              5,587    1,018,945
    Depreciation, amortization of intangibles and impairment             -    1,499,439
                                                               -----------  ------------
        TOTAL COSTS AND EXPENSES                                     5,587    3,048,153
                                                               -----------  ------------

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)                   166,169   (2,351,841)

OTHER INCOME (EXPENSES)
    Interest income                                                     33            -
    Miscellaneous Income                                             8,734
    Interest expense                                                     -     (195,768)
                                                               -----------  ------------
        TOTAL OTHER INCOME (EXPENSES)                                8,767     (195,768)
                                                               -----------  ------------

INCOME LOSS BEFORE PROVISION FOR
  STATE INCOME TAXES                                               174,936   (2,547,609)
     Provision for state income taxes                                    -            -
                                                               -----------  ------------


NET INCOME (LOSS)                                              $   174,936  $(2,547,609)
                                                               ===========  ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE               $     0.007  $     (0.09)
                                                               ===========  ============

AVERAGE WEIGHTED NUMBER OF
  SHARES OF COMMON STOCK                                        25,005,733   23,344,085
                                                               ===========  ============




     The accompanying notes are an integral part of the consolidated financial statements.

                                   FEMINIQUE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                        COMMON STOCK       ADDITIONAL
                                    ---------------------   PAID-IN     ACCUMULATED   TREASURY
                                      SHARES     AMOUNT     CAPITAL       DEFICIT       STOCK        TOTAL
                                    -----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 1999         $22,765,399  $22,765  $34,850,702  $(33,581,741)  $(944,612)  $   347,114

Shares issued in connection with
consulting services rendered          2,011,254    2,011       76,215                                  78,226

Shares issued to debenture holders
for interest                            220,305      220       85,970             -           -        86,190

Net loss for the year ended
September 30, 2000                            -        -            -    (2,547,609)          -    (2,547,609)
                                    -----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2000         $24,996,958  $24,996  $35,012,887  $(36,129,350)  $(944,612)  $(2,036,079)
                                    ===========  =======  ===========  =============  ==========  ============

Shares issued in connection with
consulting services rendered              8,775        9           79             -           -            88
Net Income for the year ended
September 30, 2001                            -        -            -       174,936           -       174,936
                                    -----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2001         $25,005,733  $25,005  $35,012,966  $(35,954,414)  $(944,612)  $(1,861,055)
                                    ===========  =======  ===========  =============  ==========  ============




               The accompanying notes are an integral part of the consolidated financial statements.

                         FEMINIQUE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                   2001         2000
                                                                ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $ 174,936   $(2,547,609)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation, amortization and impairment                            -     1,499,439
   Issuance of common shares for legal and consulting
      services rendered                                                88        78,226
   Issuance of common shares to debenture holders
      for interest                                                      -        86,190
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   Accounts receivable                                                  -       295,812
   Inventories                                                          -       156,716
   Other current assets                                                 -       125,576
   Accounts payable - Trade                                       (34,208)    1,064,986
   Accrued expenses                                                            (785,808)
                                                                ----------  ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       140,816       (26,472)
                                                                ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt - net                                   -       (49,612)
                                                                ----------  ------------
        NET CASH USED IN FINANCING ACTIVITIES                           -       (49,612)
                                                                ----------  ------------

NET INCREASE (DECREASE) IN CASH                                   140,816       (76,084)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                       2,250        78,334
                                                                ----------  ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                         $ 143,066   $     2,250
                                                                ==========  ============

NON-CASH ACTIVITY
    Issued stock for consulting services                        $      88   $    78,226
                                                                ==========  ============
    Issued stock for interest expense                           $       -   $    86,190
                                                                ==========  ============



     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000



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

          B.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          C.   REVENUE RECOGNITION

          Sales were recognized as products were shipped and royalties where earned.

          D.   DEPRECIATION AND AMORTIZATION

          The Company in 1999 amortized its intangible asset on the straight-line method over its estimated useful live of twenty years. Beginning in 2000 the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142, which recognizes accounting treatment for goodwill and other intangibles (See Note 3). For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

          Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2001 and 2000.

          F.   EARNINGS (LOSS) PER COMMON SHARE OF COMMON STOCK

          Historical net income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                      September 30,    September 30,
                                           2001            2000
                                      --------------  ---------------

     Net Income (Loss)                $      174,936  $   (2,547,609)

     Weighted-average common shares       25,005,733      23,344,085
     Outstanding (Basic)

     Weighted-average common stock
     Equivalents
       Stock options                               -               -
       Warrants                                    -               -
                                      --------------  ---------------

     Weighted-average common shares
     Outstanding (Diluted)                25,005,733      23,344,085
                                      ==============  ===============



          Earnings per share did not include potential stock issued in conjunction with the convertible debentures since the company is in bankruptcy.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001AND 2000
                           --------------------------



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          RECLASSIFICATION

          Certain amounts in the September 30, 2000 financial statement have been reclassified to conform with the September 30, 2001 presentation. The reclassifications did not effect income or loss.

          ADVERTISING COSTS

          Advertising expenditures relating to the consumer feminine hygiene and family planning products are expensed in the period. The advertising costs, consisting primarily of costs associated with trade show booths are amortized over the periods during which the benefits are expected. Advertising costs were $0 and $9,590 for September 30, 2001 and 2000 respectively.

          RECENT ACCOUNTING PRONOUNCEMENTS

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------



NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred net income (loss) from continuing operations of $174,936 and ($2,547609) for the years ended September 30, 2001 and 2000, respectively, and has a deficit of $1,861,055 at September 30, 2001. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 11).

          As shown in the accompanying financial statements the Company has sustained operating losses through September 30, 2001 and has an accumulated deficit of $35,954,414. The Company has filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.


NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now known as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product line (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at September 30, 2001 and 2000 was in default and classified as a current liability.

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 11). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at September 30, 2000 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000. Therefore, at September 30, 2000 the Company recognized an impairment of $1,223,549 for that year as well as the regular amortization of $188,400. No impairment has been recorded for the year ended September 30, 2001.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------



NOTE 3-   INTANGIBLE ASSETS, CONTINUED

          The components of intangible assets as of September 30, 2001 and 2000 are as follows:

                                                         2001          2000
                                                     ------------  ------------

     Trademarks, tradenames, and customer
       base acquired from London International       $ 3,771,425   $ 3,771,425
     Less:  accumulated amortization and impairment   (2,071,349)   (2,071,349)
                                                     ------------  ------------

                                                     $ 1,700,076   $ 1,700,076
                                                     ============  ============


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

          The Company's plan in bankruptcy reorganization as filed in August 2000 stopped the accrual of additional interest on their notes.


NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                         2001          2000
                                                     ------------  ------------

     Note payable - in connection with purchase of
       the feminine hygiene product line (*)         $ 1,340,076   $ 1,340,076
     Less:  current maturities                        (1,340,076)   (1,340,076)
                                                     ------------  ------------

                                                     $         -   $         -
                                                     ============  ============

          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at September 30, 2001 and 2000.


NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at September 30, 2001 and 2000 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2001 and 2000 the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at September 30, 2001 and 2000 reflect the convertible debentures payable as a current liability.

NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At September 30, 2001, the Company believes all options have expired.

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

          In 1997, the Company adopted the disclosure - only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the years ended September 30, 2001 and 2000. No options were granted during the two-year period ended September 30, 2001.

NOTE 8-   INCOME TAXES

          The Company, as of September 30, 2001 and 2000, has available approximately $24,000,000 of net operating loss carry forwards (expiring through the year 2020 to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMITMENTS AND CONTINGENCIES

          A. The operations and offices of the Company and its subsidiaries were conducted from leased premises in Bellport, New York. The Company entered into an agreement in January, 1999 to lease 15,000 square feet of this facility for one year, at an annual rental of $90,000, with an option to renew for an additional year. Rent expense for 2000 approximated $90,000.

          B. The Company had operating policies in place to ensure its operations were in conformity with regulatory agencies for environmental matters relating to the generation or handling of hazardous substances. While the Company does not believe that any such claims or assertions exist, there may be potential liabilities of which the Company is not aware which may result in an adverse effect upon the Company's financial position.

          C. The Company and its subsidiary on May 4, 2000 signed and executed an exclusive license agreement with Clay Park Health Products, Inc. a worldwide license to manufacture, package and distribute its products on an exclusive basis. The Company would receive royalty payments under the terms of that agreement. The agreement was to automatically renew every six months through December 31, 2005. On July 12, 2002 the Company assigned its rights to the royalty payments to LRC North America and SSL Americas (See Note
               11).

NOTE 10-  COMMON STOCK

          During the year ended September 30, 2000 the Company issued 2,011,254 shares for consulting services valued at $78,226 and 220,305 shares valued at $86,190 for interest on debentures.

          During the year ended September 30, 2001 the Company issued 8,775 shares for consulting services valued at $88 fair market value.

NOTE 11-  SUBSEQUENT EVENTS

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

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth information as to all directors and executive officers of the Company through its fiscal year ended September 30, 2001.

JONATHAN ROSEN, age 37, has been a Director of the Company and was appointed Acting President and Chief Executive Officer of the Company on July 29, 1998, at the time of the previous President's resignation. He has remained acting President and director during the filing under Chapter 11 of the Bankruptcy Code. Since 1985, Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance.

JOHN FIGLIOLINI, age 38, became a director of the Company in 1998 and served as an officer and director during the reorganization of the Company. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services.

                               EXECUTIVE OFFICERS

The following individuals were serving as executive officers of the Company as of September 30, 2001.

   Name        Age  Position with the Company
   ----        ---  -------------------------
Jonathan Rosen      Director, President, CEO
John Figliolini     Secretary

There are no other employees of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. The Company does not believe that, during fiscal years ended 2001 and 2000, all persons complied with such filing requirements.


ITEM 10.   EXECUTIVE COMPENSATION

                                                                 Long-Term
                                                                 ---------
                                     Salary      Bonus       Compensation Awards:
                                     ------     ------       --------------------
Name and Principal Position  Year  Annual Compensation  Securities Underlying Options
---------------------------  ----  -------------------  -----------------------------
Jonathan Rosen-Former        2000  $         -  None                  None
Acting CEO                   2001  $         -  None                  None

John Figliolini              2000  $         -  None                  None
Secretary                    2001  $         -  None                  None

John Grein                   2000  $    28,000  None                  None
Sr. VP of Finance            2001         None  None                  None

                       EMPLOYMENT AND SEPARATION AGREEMENT

The Company does not have any employment or separation agreements with any officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2001 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

BENEFICIAL OWNER                    BENEFICAL OWNERSHIP  PERCENT OF CLASS
----------------                    -------------------  ----------------
Jonathan Rosen (1) (2)                     500,000            2.20%
John Figliolini (2)                      2,279,537            9.50%
Dynamic Corporation Holdings, Inc.               5

Renaissance Capital
Partners LTD.                            4,513,000           19.83%

LGT Bank in Liechtenstein AG             5,582,344           24.52%

All Directors and Officers
  as a group (2 persons)(1)(2)           2,782,990           12.4%

     (1)  Does not include 47,500 shares of common stock held by Mr. Rosen in the name of
          Anglo Co. Ltd. or reflect his 50% interest in Dynamic Corporate Holdings, Inc.

     (2) Does not include 5,454,544 shares of common stock held equally with Jonathon Rosen held in the name of Dynamic Corporate Holdings Corporation.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                              FEMINIQUE CORPORATION

                                 /s/    Max Khan
                                ----------------
                                  By: Max Khan
                            Chief Executive Officer,
                             Chief Financial Officer
                             Date:  December 7, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                 /s/    Max Khan
                                ----------------
                                  By: Max Khan
                            Chief Executive Officer,
                      Chief Financial Officer and Director
                             Date:  December 7, 2003