Form 10QSB
period 2001-12-31
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-17750

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                              FEMINIQUE CORPORATION
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                                   PAGE(S)
                                                                   -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet as of December 31, 2001 - Unaudited                5


     Statements of Income (Operations) For the Three Months Ended
     December 31, 2001 and 2000 - Unaudited                           7


     Statements of Cash Flows For the Three Months Ended
     December 31, 2001 and 2000 - Unaudited                           8

     Notes to Condensed Consolidated Financial Statements             9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2001


                                     ASSETS


CURRENT ASSETS
   Cash                                                               $  171,754
   Prepaid expenses and other current assets                               5,316
                                                                      ----------

          TOTAL CURRENT ASSETS                                           177,070
                                                                      ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                                            1,700,076
                                                                      ----------

TOTAL ASSETS                                                          $1,877,146
                                                                      ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                DECEMBER 31, 2001



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable - Trade                                        $  1,560,528
   Accrued expenses                                                      89,538
   Current maturities of long-term debt                               1,340,076
   Notes payable                                                        137,000
   Convertible debentures payable                                       575,000
                                                                   -------------

          TOTAL CURRENT LIABILITIES                                   3,702,142
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
      authorized 50,000,000 shares; issued
      shares, 25,005,733 shares                                          25,005
   Additional paid-in capital                                        35,012,966
   Accumulated deficit                                              (35,918,355)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

          TOTAL STOCKHOLDERS' DEFICIT                                (1,824,996)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,877,146
                                                                   =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000




                                                          2001          2000
                                                       -----------  ------------
REVENUE - ROYALTIES                                    $    35,459  $         -
                                                       -----------  ------------

COSTS AND EXPENSES
    Selling, general and administrative                         45          430
                                                       -----------  ------------
               TOTAL COSTS AND EXPENSES                         45          430
                                                       -----------  ------------

NET INCOME (LOSS) BEFORE OTHER INCOME                       35,414         (430)
                                                       -----------  ------------

OTHER INCOME (EXPENSES)
    Other income                                               645            -
                                                       -----------  ------------
               TOTAL OTHER INCOME                              645            -
                                                       -----------  ------------

NET INCOME( LOSS )
  BEFORE PROVISION FOR STATE INCOME TAXES                   36,059         (430)
     Provision for state income taxes                            -            -
                                                       -----------  ------------

NET INCOME (LOSS)                                      $    36,059  $      (430)
                                                       ===========  ============

BASIC AND DILUTED INCOME PER COMMON SHARE              $     0.002  $         -
                                                       ===========  ============

AVERAGE WEIGHTED OUTSTANDING SHARES OF
COMMON STOCK                                            25,005,733   24,174,909
                                                       ===========  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000



                                                                2001      2000
                                                              ---------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 36,059   $ (430)
ADJUSTMENTS TO RECONCILE NET INCOME(LOSS) TO
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES:
Issuance of common stock for consulting                              -       88

CHANGES IN OPERATING LIABILTIES:
  Accounts payable - Trade                                      (7,371)       -
                                                              ---------  -------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      28,688     (342)
                                                              ---------  -------

NET INCREASE (DECREASE) IN CASH                                 28,688     (342)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  143,066    2,250
                                                              ---------  -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $171,754   $1,908
                                                              =========  =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           DECEMBER 31, 2001 AND 2000



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY AND PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared by Feminique Corporation and Subsidiaries (the "Company") without audit, pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          C.   REVENUE RECOGNITION

          Royalties are recognized when earned.

          D.   DEPRECIATION AND AMORTIZATION

          The Company in 1999 amortized its intangible asset on the straight-line method over its estimated useful live of twenty years. Beginning in 2000, the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142 which recognizes accounting treatment for goodwill and other intangibles (See Note 3). For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

          Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2001 and 2000.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          F.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                   December 31,    December 31,
                                                       2001            2000
                                                   -------------  --------------
     Net income (loss)                             $      36,059  $        (430)

     Weighted-average common shares
     Outstanding (Basic)                              25,005,733     24,174,909

     Weighted-average common stock
     Equivalents
       Stock options                                           -              -
       Warrants                                                -              -
                                                   -------------  --------------

     Weighted-average common shares
     Outstanding (Diluted)                            25,005,733     24,174,909
                                                   =============  ==============

          G.   RECLASSIFICATION

          Certain amounts in the December 31, 2000 financial statements have been reclassified to conform with the December 31, 2001 presentation. The reclassifications did not effect income or loss.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred net income(losses) from continuing operations of $36,059 and ($430) for the three months ended December 31, 2001 and 2000, respectively, and has a deficit of $1,824,996 at December 31, 2001. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now known as SSL Americans Inc., comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product line (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at December 31, 2001 was in default and classified as a current liability.

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale, the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americans and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court. See Note 10. The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at December 31, 2001 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 3-   INTANGIBLE ASSETS (CONTINUED)

          The components of intangible assets as of December 31, 2001 and 2000 are as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2001            2000
                                                  --------------  --------------
     Trademarks, tradenames, and customer
       base acquired from London International    $   3,771,425   $   3,771,425
     Less:  accumulated amortization                 (2,071,349)     (2,071,349)
                                                  --------------  --------------

                                                  $   1,700,076   $   1,700,076
                                                  ==============  ==============

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2001            2000
                                                    --------------  --------------
     Note payable - in connection with purchase of
        the feminine hygiene product line           $   1,340,076   $   1,340,076
     Less:  current maturities                         (1,340,076)     (1,340,076)
                                                    --------------  --------------

                   Total                            $           -   $           -
                                                    ==============  ==============

          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International US Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at December 31, 2001.

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at December 31, 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying condensed consolidated financial statements at December 31, 2001 and 2000 reflect the convertible debentures payable as a current liability.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At December 31, 2001, the Company had no options outstanding under this plan.

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

NOTE 8-   INCOME TAXES

          The Company, as of December 31, 2001, has available approximately $24,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          The company issued 8,775 shares of common stock valued at $88 for consulting services for the quarter ended December 31, 2000. There were no stock issuances for the three months ended December 31, 2001.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE 10-  SUBSEQUENT EVENTS

          On July 28, 2003 the United States Bankruptcy Court Eastern District of New York, confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.

          The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc., which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order, assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North America and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

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

The Company had no revenues in the quarter ended December 31, 2001.

                              RESULTS OF OPERATIONS

For the three month period ended December 31, 2001, the Company only had royalty income of $35,459, compared to $0 for the same period in 2000.

Selling, general and administrative expenses were $45 for the three month period ended December 31, 2001, compared to $430 for the same period in 2000.

There were no other expenses as the Company ceased operations in August 2000.

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

       THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

The Company's consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated December 5, 2003, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Expect for the current proceeding under Chapter 11 of the Bankruptcy Code in the U.S. District for the Eastern District of New York, filed onAugust3 2000 the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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