Form 10QSB
period 2002-03-31
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                              FEMINIQUE CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001




                                                                         PAGE(S)
                                                                         -------




CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet of March 31, 2002- Unaudited                             5

     Statements of  Income For the Six Months and Three Months
     Ended March 31, 2002 and 2001 - Unaudited                              7

     Statements of Cash Flows For the Six Months Ended
     March 31, 2002 and 2001 - Unaudited                                    8

     Notes to Condensed Consolidated Financial Statements                   9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2002

                                     ASSETS



CURRENT ASSETS
   Cash                                                             $  198,661
   Prepaid expenses and other current assets                             5,316
                                                                    ----------

          TOTAL CURRENT ASSETS                                         203,977
                                                                    ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                                          1,700,076
                                                                    ----------

TOTAL ASSETS                                                        $1,904,053
                                                                    ==========




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                 MARCH 31, 2002




CURRENT LIABILITIES
   Accounts payable - Trade                                        $  1,543,122
   Accrued expenses                                                      89,538
   Notes payable                                                        137,000
   Current maturities of long-term debt                               1,340,076
   Convertible debentures payable                                       575,000
                                                                   -------------

          TOTAL CURRENT LIABILITIES                                   3,684,736
                                                                   -------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares 25,005,733                                                 25,005
   Additional paid-in capital                                        35,012,966
   Accumulated deficit                                              (35,874,042)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

          TOTAL STOCKHOLDERS' DEFICIT                                (1,780,683)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,904,053
                                                                   =============




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FEMINIQUE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
                  FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                           FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                                  MARCH 31,                 MARCH 31,
                                              2002         2001         2002         2001
                                           -----------  -----------  -----------  -----------

REVENUES - ROYALTIES                       $    79,077  $    44,953  $    43,618  $    44,953
                                           -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Selling, general and administrative               45        5,497            -        5,067
                                           -----------  -----------  -----------  -----------
        TOTAL COSTS AND EXPENSES                    45        5,497            -        5,067
                                           -----------  -----------  -----------  -----------

NET INCOME BEFORE OTHER INCOME                  79,032       39,456       43,618       39,886

OTHER INCOME
  Other income                                   1,339            -          695            -
                                           -----------  -----------  -----------  -----------
        TOTAL OTHER INCOME                       1,339            -          695            -
                                           -----------  -----------  -----------  -----------

NET INCOME
  BEFORE PROVISION FOR STATE INCOME TAXES       80,371       39,456       44,313       39,886
     Provision for state income taxes                -            -            -            -
                                           -----------  -----------  -----------  -----------

NET INCOME                                 $    80,371  $    39,456  $    44,313  $    39,886
                                           ===========  ===========  ===========  ===========

BASIC AND DILUTED INCOME PER COMMON SHARE  $     0.004  $     0.002  $     0.002  $     0.002
                                           ===========  ===========  ===========  ===========

AVERAGE WEIGHTED OUTSTANDING SHARES
 OF COMMON STOCK                            25,005,733   25,005,733   25,005,733   25,005,733
                                           ===========  ===========  ===========  ===========





     The accompanying notes are an integral part of the condensed consolidated financial statements

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                2002      2001
                                                              ---------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 80,371   $39,456
ADJUSTMENT TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Issuance of common stock                                           -        88

NET CHANGES IN OPERATING LIABILITIES:
   Accounts payable - Trade                                    (24,776)        -
                                                              ---------  -------

          NET CASH PROVIDED BY OPERATING ACTIVITIES             55,595    39,544
                                                              ---------  -------


NET INCREASE IN CASH                                            55,295    39,544

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  143,066     2,250
                                                              ---------  -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $198,661   $41,794
                                                              =========  =======

NON CASH ACTIVITY:
  Issuance of common stock for consulting                     $      -   $    88
                                                              =========  =======




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             MARCH 31, 2002 AND 2001


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY

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

          In August 2000, the Company and its only operating subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code, which was confirmed July 28, 2003 (See
          Note 10).

          B.   PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             MARCH 31, 2002 AND 2001



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

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2002 and 2001.

          F.   EARNINGS PER SHARE OF COMMON STOCK

          Historical net income per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods represented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                   MARCH 31,    MARCH 31,
                                                     2002         2001
                                                  -----------  -----------

     Net income                                   $    80,371  $    39,456

     Weighted-average common shares
     Outstanding (Basic)                           25,005,733   25,005,733

     Weighted-average common shares
     Equivalents
          Stock options                                     -            -
          Warrants                                          -            -
                                                  -----------  -----------

     Weighted-average common shares
     Outstanding (Diluted)                         25,005,733   25,005,733
                                                  ===========  ===========


          G.   RECLASSIFICATION

          Certain amounts in the March 31, 2002 financial statement have been reclassified to conform with the March 31, 2001 presentation. The reclassifications did not effect income


          H.   RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 2-   BASIS OF PREPARATION - GOING CONCERN


          The Company has incurred net income from continuing operations of $80,371 for the six months ended March 31, 2002, and has a deficit of $1,780,683 at March 31, 2002. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10).

          As shown in the accompanying financial statements the Company has sustained operating losses through March 31, 2002 and has an accumulated deficit of $35,874,042. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now know as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at March 31, 2002 was in default and classified as a current liability.

NOTE 3-   INTANGIBLE ASSETS (CONTINUED)

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at March 31, 2002 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

          The components of intangible assets as of March 31, 2002 and 2001 are as follows:

                                                         2002          2001
                                                     ------------  ------------

          Trademarks, tradenames, and customer
            base acquired from London International  $ 3,771,425   $ 3,771,425
          Less:  accumulated amortization             (2,071,349)   (2,071,349)
                                                     ------------  ------------

                                                     $ 1,700,076   $ 1,700,076
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


NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                           MARCH 31,     MARCH 31,
                                                             2002          2001
                                                         ------------  ------------

          Note payable - in connection with purchase of
             the feminique hygiene product line          $ 1,340,076   $ 1,340,076
          Less:  current maturities                       (1,340,076)   (1,340,076)
                                                         ------------  ------------

                                                         $         -   $         -
                                                         ============  ============


          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International

          U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at March 31, 2002.

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at March 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying condensed consolidated financial statements at March 31, 2002 and 2001 reflect the convertible debentures payable as a current liability.


NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At March 31, 2002, the Company had no options outstanding under this plan.

          In March 1997, the Company adopted a qualified stock option plan entitled the 1997 Employee and Consultant Stock Option Plan and a separate 1997 Non-qualified Stock Option Plan (the "Plans". The plans reserved for future issuance to a total of 6,500,000 shares and 720,000 shares, respectively. The annual meeting stockholders on July 29,1998 voted to cancel the 1997 stock option plans and all outstanding options related thereto.

NOTE 8-   INCOME TAXES

          The Company, as of March 31, 2002, has available approximately $24,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          The company issued 8,775 common shares valued at $88 for consulting services for the quarter ended December 31, 2000. There were no other issuances in the periods presented.



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

The Company had no revenues in the quarter ended March 31, 2002.

                              RESULTS OF OPERATIONS

For the six and three month periods ended March 31, 2002, the Company only had royalty income of $79,077 and $43,618 compared to $44,953 and $44,953 for the same periods in 2001.

Selling, general and administrative expenses were $45 and $0 for the six and three month periods ended March 31, 2002, compared to $5,497 and $5,067 for the same periods in 2001.

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

                                     FEMINIQUE CORPORATION

Date:  December 7, 2003

                                     By:  /s/    Max Khan
                                          ---------------
                                          Max Khan
                                          Chief Executive Officer
                                          Chief Financial Officer