Form 10QSB
period 2002-06-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-17750

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              FEMINIQUE CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS  -



                                                                         PAGE(S)
                                                                         -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet of June 20, 2002-Unaudited                               5

     Statements of Income For the Nine Months and Three Months
     Ended June 30, 2002 and 2001-Unaudited                                 7

     Statements of Cash Flows For the Nine Months Ended
     June 30, 2002 and 2001-Unaudited                                       8

     Notes to Condensed Consolidated Financial Statements                   9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2002

                                     ASSETS



CURRENT ASSETS
   Cash                                                 $  218,041
   Prepaid expenses and other current assets                 5,316
                                                        ----------

          TOTAL CURRENT ASSETS                             223,357
                                                        ----------


INTANGIBLE ASSETS, AT COST, NET OF
   ACCUMULATED AMORTIZATION                              1,700,076
                                                        ----------

TOTAL ASSETS                                            $1,923,433
                                                        ==========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                  JUNE 30, 2002




CURRENT LIABILITIES
   Accounts payable - Trade                                 $  1,539,046
   Accrued expenses                                               89,538
   Notes payable                                                 137,000
   Current maturities of long-term debt                        1,340,076
   Convertible debentures payable                                575,000
                                                            -------------

          TOTAL CURRENT LIABILITIES                            3,680,660
                                                            -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares, 25,005,733 shares                                  25,005
   Additional paid-in capital                                 35,012,966
   Accumulated deficit                                       (35,850,586)
   Less: treasury stock, at cost (103,432 shares)               (944,612)
                                                            -------------

          TOTAL STOCKHOLDERS' DEFICIT                         (1,757,227)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                     $  1,923,433
                                                            =============




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                            FEMINIQUE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME -UNAUDITED
                  FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                             FOR THE NINE MONTHS       FOR THE THREE MONTHS
                                                ENDED JUNE 30             ENDED JUNE 30
                                              2002         2001         2002         2001
                                           -----------  -----------  -----------  -----------

REVENUES - ROYALTIES                       $   101,910  $   110,925  $    22,833  $    65,972
                                           -----------  -----------  -----------  -----------

COSTS AND EXPENSES
  Selling, general and administrative               45        5,542            -           45
                                           -----------  -----------  -----------  -----------
          TOTAL COSTS AND EXPENSES                  45        5,542            -           45
                                           -----------  -----------  -----------  -----------

NET INCOME BEFORE OTHER INCOME                 101,865      105,383       22,833       65,927

OTHER INCOME
  Other income                                   1,964            -          624            -
                                           -----------  -----------  -----------  -----------
          TOTAL OTHER INCOME                     1,964            -          624            -
                                           -----------  -----------  -----------  -----------

NET INCOME
  BEFORE PROVISION FOR STATE INCOME TAXES      103,829      105,383       23,457       65,927
     Provision for state income taxes                -            -            -            -
                                           -----------  -----------  -----------  -----------

NET INCOME                                 $   103,829  $   105,383  $    23,457  $    65,927
                                           ===========  ===========  ===========  ===========


BASIC AND DILUTED INCOME PER SHARE         $     0.006  $     0.006  $     0.002  $     0.004
                                           ===========  ===========  ===========  ===========

AVERAGE WEIGHTED OUTSTANDING
SHARES OF COMMON STOCK                      25,005,733   25,005,733   25,005,733   25,005,733
                                           ===========  ===========  ===========  ===========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                           2002       2001
                                                         ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $103,829   $105,383

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Issuance of common stock for services                           -         88

CHANGES IN OPERATING LIABILITIES:
Accounts Payable - Trade                                  (28,854)         -
                                                         ---------  --------

         NET CASH PROVIDED BY OPERATING ACTIVITIES         74,975    105,471
                                                         ---------  --------

NET INCREASE IN CASH                                       74,975    105,471

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR             143,066      2,250
                                                         ---------  --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $218,041   $107,721
                                                         =========  ========

NON CASH ACTIVITY:
  Stock Issued for Services                              $      -   $     88
                                                         =========  ========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             JUNE 30, 2002 AND 2001


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY AND PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared by Feminique Corporation and Subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2001 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amount are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          The management of the Company believes that the accompany unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods represented.

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

          C.   REVENUE RECOGNITION

          Royalties are recognized when earned.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2002 and 2001.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          F.   EARNINGS PER SHARE OF COMMON STOCK, CONTINUED

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                 JUNE 30,     JUNE 30,
                                                   2002         2001
                                                -----------  -----------

     Net Income                                 $   103,829  $   105,383

     Weighted-average common shares
     Outstanding (Basic)                         25,005,733   25,005,733

     Weighted-average common shares
     Equivalents
         Stock options                                    -            -
         Warrants                                         -            -
                                                -----------  -----------

     Weighted-average common shares
     Outstanding (Diluted)                       25,005,733   25,005,733
                                                ===========  ===========


          G.   RECLASSIFICATION

          Certain amounts in the June 30, 2002 financial statement have been reclassified to conform with the June 30, 2001 presentation. The reclassifications did not effect income or loss.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred net income from continuing operations of $103,829 for the nine months ended June 30, 2002, and has a deficit of $1,757,227 at June 30, 2002. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10).

          As shown in the accompanying financial statements the Company has sustained operating losses through June 30, 2001 and has an accumulated deficit of $35,850,586. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now know as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at June 30, 2002 was in default and classified as a current liability.

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park

          Labs, Inc. The Company at June 30, 2002 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.


NOTE 3-   INTANGIBLE ASSETS, CONTINUED

          The components of intangible assets as of June 30, 2002 and 2001 are as follows:

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

                                                            JUNE 30,      JUNE 30,
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
                                                          ============  ============


          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at June 30, 2002.

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at June 30, 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at June 30, 2002 and 2001 reflect the convertible debentures payable as a current liability.

NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At June 30, 2002, the Company had no options outstanding under this plan.

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


NOTE 8-   INCOME TAXES

          The Company, as of June 30, 2002 and 2001, has available approximately $24,000,000 of net operating loss carry forwards (expiring through the year 2020) to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $9,300,000. The amount of the valuation allowance is reviewed periodically.

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

          The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc.,which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North American and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

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

The Company had no revenues in the quarter ended June 30, 2002.

                              RESULTS OF OPERATIONS

For the nine and three month periods ended June 30, 2002, the Company only had royalty income of $101,910 and $22,833 compared to $110,925 and $65,972 for the same periods in 2001.

Selling, general and administrative expenses were $45 and $0 for the nine and three month periods ended June 30, 2002, compared to $5,542 and $45 for the same periods in 2001.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Expect for the current proceeding under the Chapter 11 of the Bankruptcy Code in the US District Court for the Eastern District of New York, filed August 3,2000 he Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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

                                FEMINIQUE CORPORATION

Date:  December 7, 2003

                               By:  /s/     Max Khan
                                    ----------------
                                    Max Khan
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    December 7, 2003