Form 10KSB
period 2002-09-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's revenues for its most recent fiscal year: $2,178,747

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 4, 2003 was $22,773 (based on the last reported sale price of $.0001 per share on December 4, 2003).

The number of shares of the registrant's common stock outstanding as of December 4, 2003 was 25,005,733.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]
--------------------------------------------------------------

                              FEMINIQUE CORPORATION
                         2002 FORM 10-KSB ANNUAL REPORT

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

The Company's business operations, in fiscal years 2002 and 2001, were principally conducted through one wholly-owned subsidiary: Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from SSL Americas Inc., formerly known as London International Group, Inc. ("LIG"). The Company ceased business in August 2000.

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

In March 1996, the Company through QHP, acquired certain feminine hygiene Branded products from London International Group, Inc. now known as SSL Americas Inc. The brands acquired are sold under the names Vaginex (R), Koromex (R), Koroflex (R) and Feminique (R) and have been established on average more than thirty years with Koromex (R) being established since 1933.

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

The Company and QHP on August 3, 2000 filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York. By orders dated July 28, 2003 and January 29, 2003 respectively, the Company and QHP had their plan's confirmed by Bankruptcy Judge Melanie L. Cyganowski.

As part of the plan, QHP, on July 12, 2002 executed an Asset Purchase Agreement which was approved by the Bankruptcy Court on September 9, 2002. Substantially all the assets and rights to all the assets used in connection with its feminine hygiene business were sold to Clay Park Labs Inc. ("Clay Park").

Under the Asset Purchase Agreement, Clay Park committed itself to pay a guaranteed purchase price of $350,000 over five years, with a maximum purchase price of $1,500,000 over five years. Pursuant to the terms of various stipulations entered into between the Official Committee of Unsecured Creditors of QHP and Clay Park during the Chapter 11 proceeding, the Official Committee, on behalf of the unsecured creditors of QHP will receive 15% of all payments made by Clay Park in excess of the guaranteed amount of $350,000, which payments will be distributed to unsecured creditors by the disbursing agent under the Plan of Reorganization of QHP. On December 13, 2002, QHP filed its Amended Plan of Reorganization dated December 3, 2002 ("Plan"). Under the provisions of the Plan, SSL Americas, the secured creditor of QHP received an assignment of all of the payments due QHP under the terms of the Asset Purchase Agreement, which was deemed in full discharge and satisfaction of its claim and waived all claims against QHP. All unsecured creditors of QHP, which were Class 3 creditors under the Plan, received on account of the allowed amount of their claims a pro-rata distribution from QHP's cash on hand on the Consummation Date (as defined in the Plan), and will receive a pro-rata distribution from the disbursing agent from payments being made by Clay Park under the Asset Purchase Agreement. Pursuant to the Plan, all unsecured creditors of QHP received a first distribution of 22.17595% of their respective claim. As of this date, no further distributions have been made by the disbursing agent to any unsecured creditors of QHP.

Pursuant to Feminique's plan - Class 2 claimants, which represented the general unsecured creditors of Feminique, were to receive on account of each allowed claim, a pro-rata distribution of 23,344,085 shares of Feminique Common stock. In addition, in exchange for $7,077 contributed by Matterhorn Holdings, Inc. ("Matterhorn"), Matterhorn was to receive 28,311,830 shares of Common Stock representing a purchase price of $.00025 per share.

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

One model that has emerged is the purchase and recovery of distressed consumer debt receivables. The Company would purchase charged-off consumer debt at deep
discount and outsource recovery to carefully selected recovery partners.   A
newly installed management team has several years of experience in purchase and recovery of consumer debt, corporate finance and raising capital. Through the acquisition of General Outsourcing Services, the Company gets the servicing capability of a licensed collections agency equipped with state-of-the-art telecommunication system, payment system and proprietary debt management and collection software.

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

ITEM 3.     LEGAL PROCEEDINGS

Except for the proceedings pending pursuant to Chapter 11 of the Bankruptcy Code, the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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

The pink sheets are the over the counter bulletin board exchange (OTC).

                                  HIGH         LOW
Oct 1, 2000 - Dec 31, 2000      $  0.006    $  0.001
Jan 1, 2001 - Sept 30, 2002     the stock was not traded

                                     HOLDERS

As of September 30, 2002, there were 843 holders of record on common stock (Femqq) and approximately 4,500 holders in street name.

                                 DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

There were no recent sales of common stock for the years ended September 30, 2002 and 2001.

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

                              RESULTS OF OPERATIONS
                              2002 COMPARED TO 2001

Royalty revenue was $138,363 compared to $171,756 for the prior fiscal year. The Company sold its remaining intangible asset for $2,040,384, which had a basis of $1,700,076. The sales price represented long-term debt and other debt owed to the purchaser, and certain unsecured debt to other parties. The United States Bankruptcy Court approved this transaction.

The Company had $50,000 of miscellaneous income in the current fiscal year, which was a reimbursement of expenses that were recorded in the subsequent period.

The Company operated at a gross profit of 0.0% in 2002 and 2001, respectively. Selling, general and administrative expenses were negligible for both years due to the cessation of the manufacturing operations.

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

ITEM 7.     FINANCIAL STATEMENTS

                     FEMINIQUE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                         PAGE(S)
                                                                         -------


INDEPENDENT AUDITORS' REPORT                                              10-11

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2002                  12-13

     Consolidated Statements of Income for the Years Ended
     September 30, 2002 and 2001                                           14

     Consolidated Statements of Stockholders' Deficit for the Years
     Ended September 30, 2002 and 2001                                     15

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2002 and 2001                                           16

     Notes to Consolidated Financial Statements                           17-22

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                       (856) 346-2828  Fax (856) 346-2882


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of:
Feminique Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Feminique Corporation and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of income, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses from continuing operations and had a consolidated stockholders' deficit at September 30, 2002 of $1,329,606. Additionally, the Company and its operating subsidiary in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 11). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in addressing these matters are more fully discussed in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





          MEMBER OF:     AICPA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                         PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feminique Corporation and Subsidiaries as of September 30, 2002 and 2001, and the results of their consolidated operations, changes in consolidated stockholders deficit and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

Gibbsboro, New Jersey


December 5, 2003

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


ASSETS

CURRENT ASSETS
   Cash                                                         $303,683
   Prepaid expenses and other current assets                       5,316
                                                                --------

          TOTAL CURRENT ASSETS                                   308,999
                                                                --------


TOTAL ASSETS                                                    $308,999
                                                                ========



     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 2002

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



CURRENT LIABILITIES
   Accounts payable - Trade                                          $    837,067
   Accrued expenses                                                        89,538
   Notes payable                                                          137,000
   Convertible debentures payable                                         575,000
                                                                     -------------

          TOTAL CURRENT LIABILITIES                                     1,638,605
                                                                     -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
      authorized 50,000,000 shares, issued and outstanding
      25,005,733 shares                                                    25,005
   Additional paid-in capital                                          35,012,966
   Accumulated deficit                                                (35,422,965)
   Less: treasury stock, at cost (103,432 shares)                        (944,612)
                                                                     -------------

         TOTAL STOCKHOLDERS' DEFICIT                                   (1,329,606)
                                                                     -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                              $    308,999
                                                                     =============




     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                       2002         2001
                                                    -----------  -----------
REVENUES
  Royalties                                         $   138,363  $   171,756
  Sale of asset                                       2,040,384            -
                                                    -----------  -----------
                                                      2,178,747      171,756

COSTS AND EXPENSES
    Basis of assets sold                              1,700,076            -
    Selling, general and administrative                      45        5,587
                                                    -----------  -----------
          TOTAL COSTS AND EXPENSES                    1,700,121        5,587
                                                    -----------  -----------

NET INCOME BEFORE OTHER INCOME                          478,626      166,169

OTHER INCOME
    Interest income                                       2,823           33
    Miscellaneous Income                                 50,000        8,734
                                                    -----------  -----------
          TOTAL OTHER INCOME                             52,823        8,767
                                                    -----------  -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR STATE INCOME TAXES               531,449      174,936
     Provision for state income taxes                         -            -
                                                    -----------  -----------


NET INCOME                                          $   531,449  $   174,936
                                                    ===========  ===========

BASIC AND DILUTED INCOME PER COMMON SHARE           $     0.020  $     0.007
                                                    ===========  ===========

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                                      25,005,733   25,005,733
                                                    -----------  -----------



     The accompanying notes are an integral part of the consolidated financial statements.

                                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                         COMMON STOCK      ADDITIONAL
                                     -------------------    PAID-IN     ACCUMULATED   TREASURY
                                       SHARES    AMOUNT     CAPITAL       DEFICIT       STOCK        TOTAL
                                     ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2000          24,996,958   24,996   35,012,887   (36,129,350)   (944,612)   (2,036,079)

Shares issued in connection
  with consulting services rendered       8,775        9           79             -           -            88
Net income for the year ended
September 30, 2001                            -        -            -       174,936           -       174,936
                                     ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2001          25,005,733  $25,005  $35,012,966  $(35,954,414)  $(944,612)  $(1,861,055)
                                     ==========  =======  ===========  =============  ==========  ============

Net Income for the year ended
September 30, 2002                            -        -            -       531,449           -       531,449
                                     ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2002          25,005,733  $25,005  $35,012,966  $(35,422,965)  $(944,612)  $(1,329,606)
                                     ==========  =======  ===========  =============  ==========  ============




                The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001



                                                         2002        2001
                                                     ------------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   531,449   $174,936
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
STOCK ISSUED FOR SERVICES                                      -         88
Gain on asset sales                                     (340,308)         -
NET CHANGES IN OPERATING LIABILITIES:
   Accounts payable - Trade                              (30,524)   (34,208)
                                                     ------------  ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES      160,617    140,816
                                                     ------------  ---------

NET INCREASE IN CASH                                     160,617    140,816

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            143,066      2,250
                                                     ------------  ---------

CASH AND CASH EQUIVALENTS - END OF YEAR              $   303,683   $143,066
                                                     ============  =========

NON-CASH ACTIVITY ISSUED STOCK
  FOR CONSULTING SERVICES                            $         -   $     88
                                                     ============  =========

NONCASH ACTIVITY GAIN ON SALE:
Sales                                                $ 2,040,384   $      -
Basis of Asset                                        (1,700,076)
                                                     ------------  ---------

                                                     $   340,308   $      -
                                                     ============  =========




    The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

          In December, 1998, The Company sold off its wholly-owned subsidiary, Caribbean Medical Testing Center, Inc ("CMT). CMT was acquired by the Company in June, 1997 and was engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products.

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

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2002 and 2001.

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                       SEPTEMBER 30,   SEPTEMBER 30,
                                           2002            2001
                                      --------------  --------------

     Net Income                       $      531,449  $      174,936

     Weighted-average common shares       25,005,733      25,005,733
     Outstanding (Basic)

     Weighted-average common stock
     Equivalents:
       Stock options                               -               -
       Warrants                                    -               -
                                      --------------  --------------

     Weighted-average common shares
     Outstanding (Diluted)                25,005,733      25,005,733
                                      ==============  ==============



     Earnings per share did not include potential stock issued in conjunction with the convertible debentures since the company is in bankruptcy.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------



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

     RECLASSIFICATION

     Certain amounts in the September 30, 2001 financial statement have been reclassified to conform with the September 30, 2002 presentation. The reclassifications did not effect income or loss.

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

NOTE 2- BASIS OF PREPARATION - GOING CONCERN

     The Company has incurred net income from continuing operations of $531,449 and $174,936 for the years ended September 30, 2002 and 2001, respectively, and has a deficit of $1,669,914 at September 30, 2002. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 11).

     As shown in the accompanying consolidated financial statements the Company has sustained operating losses through September 30, 2002 and has an accumulated deficit of $35,422,965. The Company has filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

     There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

     Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3- INTANGIBLE ASSETS

     Intangible assets represented assets acquired from London International US Holdings, Inc., now known as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product line (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at September 30, 2002 and 2001 was in default and classified as a current liability.

     The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 11). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at September 30, 2000 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000. Therefore, at September 30, 2000 the Company recognized an impairment of $1,223,549 for that year as well as the regular amortization of $188,400. The asset was sold on July 12, 2002.

     The components of intangible assets as of September 30, 2002 and 2001 are as follows:

                                                         2002          2001
                                                     ------------  ------------

     Trademarks, tradenames, and customer
       base acquired from London International       $ 3,771,425   $ 3,771,425
     Less:  accumulated amortization and impairment   (2,071,349)   (2,071,349)
                                                     ------------  ------------

                                                     $ 1,700,076   $ 1,700,076
     Asset sold                                       (1,700,076)            -
                                                     ------------  ------------

                                                     $         -   $ 1,700,076
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


NOTE 4- NOTES PAYABLE, CONTINUED

     The Company's plan in the bankruptcy reorganization that was filed in August 2000 stopped the accrual of additional interest on these notes.

NOTE 5- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 2002         2001
                                               ---------  ------------

Note payable - in connection with purchase of
  the feminine hygiene product line            $       -  $ 1,340,076
Less:  current maturities                              -   (1,340,076)
                                               ---------  ------------

                                               $       -  $         -
                                               =========  ============


     In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at September 30, 2002 and 2001.

     The debt to London International was released and exchanged for the rights to the intangible assets See Note 11.


NOTE 6- CONVERTIBLE DEBENTURES PAYABLE

     The $575,000 of convertible debentures outstanding at September 30, 2002 and 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2002 and 2001 the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at September 30, 2002 and 2001 reflect the convertible debentures payable as a current liability.

NOTE 7- STOCK OPTIONS

     In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At September 30, 2002, the Company believes all options have expired.

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

     In 1997, the Company adopted the disclosure - only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the years ended September 30, 2002 and 2001.

NOTE 8- INCOME TAXES

     The Company, as of September 30, 2002 and 2001, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since, there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

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

NOTE 10- COMMON STOCK

     During the year ended the Company issued 8,775 shares for consulting services valued at $88 fair market value.


NOTE 11- SUBSEQUENT EVENTS

     On July 28, 2003 the United States Bankruptcy Court Eastern District of New York confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement with Clay Park Labs, Inc. whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc., which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The company also recognized $1,700,076 which represented the debt exchanged for the rights to the assets. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North America and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

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

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors consists of two persons, Mr. Jonathan Rosen, the President, CEO and Treasurer, and John Figliolini is the Secretary.

Jonathan Rosen  37  President, CEO & Treasurer
John Figliolini 41  Secretary

The following list sets forth information as to all directors and executive officers of the Company through its fiscal year ended September 30, 2002.

JONATHAN ROSEN, age 37, is President and Director of the Company and was originally appointed Acting President and Chief Executive Officer of the Company on July 29, 1998, at the time of the previous President's resignation. Since 1985, Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance.

JOHN FIGLIOLINI, age 38, is Secretary and a director of the Company and has been director since July, 1998. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services.

There are no other employees of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. The Company does not believe that, during fiscal years ended 2002 and 2001, all persons complied with such filing requirements.


ITEM 10.     EXECUTIVE COMPENSATION

                                                                Long-Term
                                                                ---------
                                   Salary        Bonus      Compensation Awards:
                                   ------        -----      --------------------
Name and Principal Position  Year  Annual Compensation  Securities Underlying Options
---------------------------  ----  -------------------  -----------------------------
Jonathan Rosen               2001  $          -  None                 None
CEO & CFO                    2002  $          -  None                 None

John Figliolini              2001  $          -  None                 None
Secretary                    2002  $          -  None                 None




                       EMPLOYMENT AND SEPARATION AGREEMENT

The Company does not have any employment or separation agreements with any officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2002 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

BENEFICIAL OWNER                  BENEFICAL OWNERSHIP  PERCENT OF CLASS
--------------------------------  -------------------  -----------------
Jonathan Rosen (1) (2)                   500,000             2.20%
John Figliolini (2)                    2,279,537             9.50%
Dynamic Corporate Holdings, Inc.       5,454,544            22.00%

Renaissance Capital
Partners LTD.                          4,513,000            19.83%

All Directors and Officers
  as a group (2 persons)               2,782,990            12.4%

     (1) Does not include 47,500 shares of common stock held in the name of Anglo Co. Ltd. or Mr. Rosen's 50% interest in Dynamic Corporate Holdings, Inc.

     (2) Does not include 5,454,544 shares of common stock held equally with Jonathan Rosen held in the name of Dynamic Corporate Holdings, Inc.


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