Form 10QSB
period 2002-12-31
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     0-17750

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                              FEMINIQUE CORPORATION
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001




                                                                   PAGE(S)
                                                                   -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet as of December 31, 2002 - Unaudited                5


     Statements of Income (Operations) For the Three Months Ended
     December 31, 2002 and 2001 - Unaudited                           7


     Statements of Cash Flows For the Three Months Ended
     December 31, 2002 and 2001 - Unaudited                           8

     Notes to Condensed Consolidated Financial Statements             9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2002


                                     ASSETS


CURRENT ASSETS
   Cash                                                                 $195,371
   Prepaid expenses and other current assets                               5,316
                                                                        --------

          TOTAL CURRENT ASSETS                                           200,687
                                                                        --------



TOTAL ASSETS                                                            $200,687
                                                                        ========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                DECEMBER 31, 2002



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable - Trade                                        $    756,056
   Accrued expenses                                                      89,538
   Notes payable                                                        137,000
   Convertible debentures payable                                       575,000
                                                                   -------------

          TOTAL CURRENT LIABILITIES                                   1,557,594
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares; 25,005,733 shares                                         25,005
   Additional paid-in capital                                        35,012,966
   Accumulated deficit                                              (35,450,266)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

           TOTAL STOCKHOLDERS' DEFICIT                               (1,356,907)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                            $    200,687
                                                                   =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                           2002         2001
                                                       ------------  -----------
REVENUE - ROYALTIES                                    $    21,904   $    35,459
                                                       ------------  -----------

COSTS AND EXPENSES
    Selling, general and administrative                     50,000            45
                                                       ------------  -----------
              TOTAL COSTS AND EXPENSES                      50,000            45
                                                       ------------  -----------

NET INCOME (LOSS) BEFORE OTHER INCOME                      (28,096)       35,414
                                                       ------------  -----------

OTHER INCOME
    Other income                                               794           645
                                                       ------------  -----------
              TOTAL OTHER INCOME                               794           645
                                                       ------------  -----------

NET INCOME (LOSS)
  BEFORE PROVISION FOR STATE INCOME TAXES                  (27,302)       36,059
     Provision for state income taxes                            -             -
                                                       ------------  -----------

NET INCOME (LOSS)                                      $   (27,302)  $    36,059
                                                       ============  ===========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE            (0.002)        0.002
                                                       ============  ===========

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                                         25,005,733    25,005,733
                                                       ============  ===========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FEMINIQUE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                                   2002       2001
                                                                ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $ (27,302)  $ 36,059
ADJUSTMENTS TO RECONCILE NET INCOME( LOSS) TO
NET CASH PROVIDED BY( USED IN )OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
   Accounts payable - Trade                                       (81,010)    (7,371)
                                                                ----------  ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (108,312)    28,688
                                                                ----------  ---------


NET INCREASE (DECREASE) IN CASH                                  (108,312)    28,688

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     303,683    143,066
                                                                ----------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 195,371   $171,754
                                                                ==========  =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY AND PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared by Feminique Corporation and Subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2002 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

          Royalties are recognized where earned.

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

          E.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2002 and 2001.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2002 AND 2001



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


          F.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK, CONTINUED

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                    December 31,   December 31,
                                                        2002           2001
                                                   --------------  -------------
     Net income (loss)                             $     (27,032)  $      36,059

     Weighted-average common shares
     Outstanding (Basic)                              25,005,733      25,005,733

     Weighted-average common stock
     Equivalents
       Stock options                                           -               -
       Warrants                                                -               -
                                                   --------------  -------------

     Weighted-average common shares
     Outstanding (Diluted)                            25,005,733      25,005,733
                                                   ==============  =============

          G.   RECLASSIFICATION

          Certain amounts in the December 31, 2001 financial statements have been reclassified to conform with the December 31, 2002 presentation. The reclassifications did not effect income or loss.

          H.   RECENT ACCOUNT PRONOUNCEMENTS

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

NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred net income(losses) from continuing operations of $(27,032) and 36,059 for the three months ended December 31, 2002 and 2001, respectively, and has a deficit of $1,356,907 at December 31, 2002. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States bankruptcy Code and had its order confirming reorganization dated July 28, 2003 (See Note 10). The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or executive its reorganization plan to sustain its operations.

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

          The Company on July 12, 2002 entered into an asset purchase sale with Clay park labs, Inc. In this sale, the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americans and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at July 12, 2002 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2002 AND 2001



NOTE 3-   INTANGIBLE ASSETS, CONTINUED

          The components of intangible assets as of December 31, 2002 and 2001 are as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2002            2001
                                                  --------------  --------------
     Trademarks, tradenames, and customer
       base acquired from London International    $   3,771,425   $   3,771,425
     Less:  accumulated amortization                 (2,071,349)     (2,071,349)
                                                  --------------  --------------

                                                      1,700,076       1,700,076

     Asset sold July 12, 2002                        (1,700,076)              -
                                                  --------------  --------------

                                                  $           -   $   1,700,076
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


NOTE 5   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2002            2001
                                                    -------------  --------------
     Note payable - in connection with purchase of
        the feminine hygiene product line           $           -  $   1,340,076
     Less:  current maturities                                  -     (1,340,076)
                                                    -------------  --------------

                                                    $           -  $           -
                                                    =============  ==============

          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International US Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at December 31, 2002.

          The debt to London International was released and exchanged for the rights to the intangible assets (See Note 10).

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at December 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at December 31, 2002 and 2001 reflect the convertible debentures payable as a current liability.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2002 AND 2001


NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At December 31, 2002, the Company had no options outstanding under this plan.

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

          The Company, as of December 31, 2002, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          There were no issuances in the three-month period December 31, 2002 and 2001 respectively.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2002 AND 2001




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

The Company had no revenues in the quarter ended December 31, 2002.

                              RESULTS OF OPERATIONS

For the three month period ended December 31, 2002, the Company only had royalty income of $21,904, compared to $35,459 for the same period in 2001.

Selling, general and administrative expenses were $50,000 for the three month period ended December 31, 2002, compared to $45 for the same period in 2001.
The $50,000 represented a timing difference, which was used to offset $50,000 in revenue recorded during the three month period ended September 30, 2002.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the current proceedings under the Chapter 11 of the Bankruptcy Code in the US District Court for the Eastern District of New York, filed August 3, 2000 the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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