Form 10QSB
period 2003-03-31
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                              FEMINIQUE CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002




                                                                         PAGE(S)
                                                                         -------



CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet of March 31, 2003 - Unaudited                            5

     Statement of Income (Operations)  For the Six Months and Three
     Months Ended March 31, 2003 and 2002 - Unaudited                       7

     Statement of Cash Flows For the Six Months
     Ended March 31, 2003 and 2002 - Unaudited                              8

     Notes to Condensed Consolidated Financial Statements                   9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2003

                                     ASSETS




CURRENT ASSETS
   Cash                                                      $161,482
   Prepaid expenses and other current assets                    5,316
                                                             --------

          TOTAL CURRENT ASSETS                                166,798
                                                             --------



TOTAL ASSETS                                                 $166,798
                                                             ========




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                 MARCH 31, 2003



CURRENT LIABILITIES
   Accounts payable - Trade                                     $    721,693
   Accrued expenses                                                   89,538
   Notes payable                                                     137,000
   Convertible debentures payable                                    575,000
                                                                -------------

          TOTAL CURRENT LIABILITIES                                1,523,231
                                                                -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares; 25,005,733                                             25,005
   Additional paid-in capital                                     35,012,966
   Accumulated deficit                                           (35,449,792)
   Less: treasury stock, at cost (103,432 shares)                   (944,612)
                                                                -------------

          TOTAL STOCKHOLDERS' DEFICIT                             (1,356,433)
                                                                -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    166,798
                                                                =============




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                             FEMINIQUE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME (OPERATIONS) - UNAUDITED
                   FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                            FOR THE SIX MONTHS ENDED  FOR THE THREE MONTHS ENDED
                                                    MARCH 31,                 MARCH 31,
                                                2003         2002         2003         2002
                                            ------------  -----------  -----------  -----------

REVENUES - ROYALTIES                        $    21,904   $    79,077               $    43,618
                                            ------------  -----------  -----------  -----------

COSTS AND EXPENSES
   Selling, general and administrative           50,000            45            -            -
                                            ------------  -----------  -----------  -----------
        TOTAL COSTS AND EXPENSES                 50,000            45            -            -
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE OTHER INCOME           (28,096)       79,032            -       43,618

OTHER INCOME
   Other income                                   1,269         1,339          474          695
                                            ------------  -----------  -----------  -----------
        TOTAL OTHER INCOME                        1,269         1,339          474          695
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS)
  BEFORE PROVISION FOR STATE INCOME TAXES       (26,827)       80,371          474       44,313
     Provision for state income taxes                 -             -            -            -
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS)                           $   (26,827)  $    80,371  $       474  $    44,313
                                            ============  ===========  ===========  ===========

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                            $    (0.002)  $     0.004  $         -  $     0.002
                                            ============  ===========  ===========  ===========

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                              25,005,733    25,005,733   25,005,733   25,005,733
                                            ============  ===========  ===========  ===========




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        FEMINIQUE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                   FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                   2003       2002
                                                                ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                             $ (26,827)  $ 80,371
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

CHANGES IN OPERATING LIABILITIES:
   Accounts payable - Trade                                      (115,374)   (24,776)
                                                                ----------  ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (142,201)    55,595
                                                                ----------  ---------


NET INCREASE (DECREASE) IN CASH                                  (142,201)    55,295

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                     303,683    143,066
                                                                ----------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 161,482   $198,661
                                                                ==========  =========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED (CONTINUED)
                             MARCH 31, 2003 AND 2002



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

     E. DEFERRED INCOME TAXES

     Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2003 and 2002.



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

     The following is a reconciliation of the computation for basic and diluted
     EPS:

                                                  MARCH 31,    MARCH 31,
                                                    2003         2002
                                                ------------  -----------

     Net income (loss)                          $   (26,827)  $    80,371

     Weighted-average common shares
     Outstanding (Basic)                         25,005,733    25,005,733

     Weighted-average common shares
     Equivalents
            Stock options                                 -             -
            Warrants                                      -             -
                                                ------------  -----------

     Weighted-average common shares
     Outstanding (Diluted)                       25,005,733    25,005,733
                                                ============  ===========


     G. RECLASSIFICATION

     Certain amounts in the March 31, 2003 financial statement have been reclassified to conform with the March 31, 2002 presentation. The reclassifications did not effect income or loss.

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


NOTE 2- BASIS OF PREPARATION - GOING CONCERN

     The Company has incurred net income of $80,371 for the six months ended March 31, 2002, and has a deficit of $1,356,433 at March 31, 2003. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See
     Note 10).

     As shown in the accompanying financial statements the Company has sustained operating losses through March 31, 2003 and has an accumulated deficit of $35,449,792. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.


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

          The components of intangible assets as of March 31, 2003 and 2002 are as follows:

                                                       2003         2002
                                                     ---------  ------------

          Trademarks, tradenames, and customer
            base acquired from London International  $       -  $ 3,771,425
          Less:  accumulated amortization                    -   (2,071,349)
                                                     ---------  ------------

                                                     $       -  $ 1,700,076
                                                     =========  ============


          The asset was sold July 12, 2002. See Note 10.

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

               The Company's plan in bankruptcy reorganization as filed in August 2000 stopped the accrual of additional interest in these notes.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2003 AND 2003



NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                          MARCH 31,    MARCH 31,
                                                            2003         2002
                                                         ----------  ------------
          Note payable - in connection with purchase of
             the feminique hygiene product line          $        -  $ 1,340,076
          Less:  current maturities                               -   (1,340,076)
                                                         ----------  ------------

                 Total                                   $        -  $         -
                                                         ==========  ============


          (*) In December, 1998, effective September 30, 1998, the Company modified the payment terms of its outstanding debt, the related accrued interest and accounts payable to London International U.S. Holdings, Inc. The amended terms provide for monthly payments ranging from $21,000 per month increasing to $43,621 per month, with the final payment due on or before October 1, 2003. The obligation bears interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on demand. The note defaulted and is classified as a current obligation at March 31, 2003.

          The debt to London International was released and exchanged for the rights of the intangible assets (See Note 10).

NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at March 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at March 31, 2003 and 2002 reflect the convertible debentures payable as a current liability.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2003 AND 2002


NOTE 7-   STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At March 31, 2003, the Company had no options outstanding under this plan.

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

NOTE 8-   INCOME TAXES

          The Company, as of March 31, 2003, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          There were no issuances for the six months ended March 31, 2003 and 2002, respectively.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                            MARCH 31, 2003 AND 2002


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

The Company had no revenues in the quarter ended March 31, 2003.

                              RESULTS OF OPERATIONS

For the six and three month periods ended March 31, 2003, the Company only had royalty income of $21,904 and $0, compared to $79,077 and $43,618 for the same periods in 2002.

Selling, general and administrative expenses were $50,000 and $0 for the six and three month periods ended March 31, 2003, compared to $45 and $0 for the same periods in 2002. The $50,000 represented a timing difference, which was used to offset $50,000 in revenue recorded during the three month period ended September 30, 2002.

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



ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit
          Number        Description
          ------        -----------

          31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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