Form 10QSB
period 2003-06-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              FEMINIQUE CORPORATION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

         INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002




                                                                         PAGE(S)
                                                                         -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

     Balance Sheet of June 30, 2003-Unaudited                              5

     Statements of Income (Operations) For the Nine Months and
     Three Months Ended June 30, 2003 and 2002-Unaudited                   7

     Statements of Cash Flows For the Nine Months Ended
     June 30, 2003 and 2002-Unaudited                                      8

     Notes to Condensed Consolidated Financial Statements                  9

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET-UNAUDITED
                                  JUNE 30, 2003

                                     ASSETS



CURRENT ASSETS
   Cash                                                     $18,333
   Prepaid expenses and other current assets                  5,316
                                                            -------

       TOTAL CURRENT ASSETS                                  23,649
                                                            -------


TOTAL ASSETS                                                $23,649
                                                            =======



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                  JUNE 30, 2003




CURRENT LIABILITIES
   Accounts payable - Trade                                 $    578,376
   Accrued expenses                                               89,538
   Notes payable                                                 137,000
   Convertible debentures payable                                575,000
                                                            -------------

        TOTAL CURRENT LIABILITIES                              1,379,914
                                                            -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
      authorized 50,000,000 shares; issued
      shares; 25,005,733 shares                                   25,005
   Additional paid-in capital                                 35,012,966
   Accumulated deficit                                       (35,449,624)
   Less: treasury stock, at cost (103,432 shares)               (944,612)
                                                            -------------

        TOTAL STOCKHOLDERS' DEFICIT                           (1,356,265)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                     $     23,649
                                                            =============




     The accompanying notes are an integral part of the condensed consolidated financial statements.

                             FEMINIQUE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) -UNAUDITED
                   FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                               FOR THE NINE MONTHS       FOR THE THREE MONTHS
                                                  ENDED JUNE 30             ENDED JUNE 30
                                                2003         2002         2003         2002
                                            ------------  -----------  -----------  -----------

REVENUES - ROYALTIES                        $    21,904   $   101,910  $         -  $    22,833
                                            ------------  -----------  -----------  -----------

COSTS AND EXPENSES
    Selling, general and administrative          50,000            45            -            -
                                            ------------  -----------  -----------  -----------
        TOTAL COSTS AND EXPENSES                 50,000            45            -            -
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS) BEFORE OTHER INCOME           (28,096)      101,865            -       22,833

OTHER INCOME
   Other income                                   1,435         1,964          168          624
                                            ------------  -----------  -----------  -----------
        TOTAL OTHER INCOME                        1,435         1,964          168          624
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS)
  BEFORE PROVISION FOR STATE INCOME TAXES       (26,661)      103,829          168       23,457
     Provision for state income taxes                 -             -            -            -
                                            ------------  -----------  -----------  -----------

NET INCOME (LOSS)                           $   (26,661)  $   103,829  $       168  $    23,457
                                            ============  ===========  ===========  ===========

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                            $    (0.002)  $     0.006  $         -  $     0.002
                                            ============  ===========  ===========  ===========

AVERAGE WEIGHTED OUTSTANDING
SHARES OF COMMON STOCK                       25,005,733    25,005,733   25,005,733   25,005,733
                                            ============  ===========  ===========  ===========



            The accompanying notes are an integral part of the condensed consolidated financial statements.

                       FEMINIQUE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- UNAUDITED
                  FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                  2003       2002
                                                               ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (loss)                                          $ (26,661)  $103,829

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:

CHANGES IN OPERATING LIABILITIES:
   Accounts payable - Trade                                     (258,689)   (28,854)
                                                               ----------  ---------

         NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES    (285,350)    74,975
                                                               ----------  ---------

NET INCREASE (DECREASE) IN CASH                                 (285,350)    74,975

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    303,683    143,066
                                                               ----------  ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  18,333   $218,041
                                                               ==========  =========




    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             JUNE 30, 2003 AND 2002

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

          C. REVENUE RECOGNITION

          Royalties are recognized when earned.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2003 AND 2002



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


          E. DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2003 and 2002.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2003 AND 2002



NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          F. EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                       JUNE 30,     JUNE 30,
                                                         2003         2002
                                                     ------------  -----------

          Net income (loss)                          $   (26,661)  $   103,829

          Weighted-average common shares
          Outstanding (Basic)                         25,005,733    25,005,733

          Weighted-average common shares
          Equivalents
                 Stock options                                 -             -
                 Warrants                                      -             -
                                                     ------------  -----------

          Weighted-average common shares
          Outstanding (Diluted)                       25,005,733    25,005,733
                                                     ============  ===========


          G. RECLASSIFICATION

          Certain amounts in the June 30, 2003 financial statement have been reclassified to conform with the June 30, 2002 presentation. The reclassifications did not effect income or loss.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
                             JUNE 30, 2003 AND 2002


NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred a net loss of $26,661 for the nine months ended June 30, 2003, and has a deficit of $1,356,265 at June 30, 2003. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10).

          As shown in the accompanying financial statements the Company has sustained operating losses through June 30, 2003 and has an accumulated deficit of $35,449,624. The Company filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

          Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.

NOTE 3-   INTANGIBLE ASSETS

          Intangible assets represented assets acquired from London International US Holdings, Inc., now know as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product lines (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased

          The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at July 12, 2002 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.


NOTE 3-   INTANGIBLE ASSETS (CONTINUED)

          The components of intangible assets as of June 30, 2003 and 2002 are as follows:

                                                            2003         2002
                                                         ----------  ------------
          Trademarks, tradenames, and customer
            base acquired from London International      $        -  $ 3,771,425
          Less: accumulated amortization and impairment           -   (2,071,349)
                                                         ----------  ------------

                                                         $        -  $ 1,700,076
                                                         ==========  ============


          The asset was sold July 12, 2002 (See Note 10).


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

NOTE 5-   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                           JUNE 30,     JUNE 30,
                                                            2003         2002
                                                          ---------  ------------
          Note payable - in connection with purchase of
            the feminine hygiene product line (*)         $       -  $ 1,340,076
          Less:  current maturities                               -   (1,340,076)
                                                          ---------  ------------

                                                          $       -  $         -
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


NOTE 6-   CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at June 30, 2001 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at June 30, 2003 and 2002 reflect the convertible debentures payable as a current liability.

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


NOTE 8-   INCOME TAXES

          The Company, as of June 30, 2003 and 2002 has available approximately $23,000,000 of net operating loss carry forwards (expiring through the year 2020) to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

NOTE 9-   COMMON STOCK

          There were no issuances for the nine months ended June 30, 2003 and 2002 respectively.


NOTE 10-  SUBSEQUENT EVENTS

          On July 29, 2003 the United States Bankruptcy Court Eastern District of New York confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.

          The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc.,which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The company also recognized $1,700,076 which represented the debt exchanged for the rights of the assets. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North American and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

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

The Company had no revenues in the quarter ended June 30, 2003.

                              RESULTS OF OPERATIONS

For the nine and three month periods ended June 30, 2003, the Company only had royalty income of $21,904 and $0 compared to $101,910 and $22,833 for the same periods in 2002.

Selling, general and administrative expenses were $50,000 and $0 for the nine and three month periods ended June 30, 2003, compared to $45 and $0 for the same periods in 2002. The $50,000 represented a timing difference, which was used to offset $50,000 in revenue recorded during the three month period ended September 30, 2002.

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