Form 10KSB
period 2003-09-30
FEMINIQUE CORP
filed 2004-01-05
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's revenues for its most recent fiscal year: $21,904

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

                              FEMINIQUE CORPORATION
                         2003 FORM 10-KSB ANNUAL REPORT

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

The Company's business operations, in fiscal years 2003 and 2002, were principally conducted through one wholly-owned subsidiary: Quality Health Products, Inc. ("QHP"), a company organized to market the line of Feminine Hygiene Products acquired in March 1996 from SSL Americas Inc., formerly known as London International Group, Inc. ("LIG"). The Company ceased business in August 2000.

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

ITEM 3.     LEGAL PROCEEDINGS

     Except for the proceedings under the Chapter 11 of the Bankruptcy Code, the Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings.

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

The pink sheets are the over the counter bulletin board exchange (OTC).

                                   HIGH        LOW
Oct 1, 2000 - Dec 31, 2000      $    0.006  $    0.001
Jan 1, 2001 - Sept 30, 2003     the stock was not traded


                                     HOLDERS

As of December 4, 2003, there were 843 holders of record on common stock (Femqq) and approximately 4,500 holders in street name.

                                 DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance its business and does not expect to pay any cash dividends for the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

There were no recent sales of common stock for the years ended September 30, 2003 and 2002.

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

                              RESULTS OF OPERATIONS
                              2003 COMPARED TO 2002

Royalty revenue was $21,904 compared to $138,363 for the prior fiscal year. This decreased as the Company received its last royalty payment in the quarter ended December 31, 2002, pursuant to a licensing agreement with Clay Park Labs Inc. dated May 5, 2000.

The Company sold its remaining intangible asset in the fiscal year ended 2002 for $2,040,384, which had a basis of $1,700,076. The sales price represented long-term debt and other debt owed to the purchaser, and certain unsecured debt to other parties. The United States Bankruptcy Court approved this transaction.

The Company had $50,000 of miscellaneous income in the 2002 fiscal year, which was a reimbursement of expenses that was recorded in the current fiscal year as selling, general and administrative expenses. There were negligible other selling, general and administrative expenses for both years due to the cessation of the manufacturing operations.

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

ITEM 7.   FINANCIAL STATEMENTS


                     FEMINIQUE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002




                                                                     PAGE(S)
                                                                     -------

INDEPENDENT AUDITORS' REPORT                                           10-11

FINANCIAL STATEMENTS:

     Consolidated Balance Sheet as of September 30, 2003               12-13

     Consolidated Statements of Income (Operations) for the Years
     Ended September 30, 2003 and 2002                                    14

     Consolidated Statements of Stockholders' Deficit for the Years
     Ended September 30, 2003 and 2002                                    15

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2003 and 2002                                          16

     Notes to Consolidated Financial Statements                        17-23

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                       (856) 346-2828  Fax (856) 346-2882


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of:
Feminique Corporation and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of Feminique Corporation and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses from continuing operations and had a consolidated deficit at September 30, 2003 of $1,353,314. Additionally, the company and its operating subsidiary in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See Note 10). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in addressing these matters are more fully discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




          MEMBER OF:     AICPA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                         PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                         NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Feminique Corporation and Subsidiaries as of September 30, 2003 and 2002, and the results of their consolidated operations, changes in consolidated stockholders deficit and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

Gibbsboro, New Jersey


December 5, 2003

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                     ASSETS




CURRENT ASSETS
  Cash                                                                $   21,284
  Prepaid expenses and other current assets                                5,316
                                                                      ----------

         TOTAL CURRENT ASSETS                                             26,600
                                                                      ----------


TOTAL ASSETS                                                              26,600
                                                                      ==========


     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                               SEPTEMBER 30, 2003

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




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
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
      Authorized 50,000,000 shares, issued and outstanding
      25,005,733 shares                                                  25,005
   Additional paid-in capital                                        35,012,966
   Accumulated deficit                                              (35,446,673)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   -------------

          TOTAL STOCKHOLDERS' DEFICIT                                (1,353,314)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                                            $     26,600
                                                                   =============


     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                           2003         2002
                                                       ------------  -----------
REVENUES
  Royalties                                            $    21,904   $   138,363
  Sale of asset                                                  -     2,040,384
                                                       ------------  -----------
                                                            21,904     2,178,747

COSTS AND EXPENSES
    Basis of assets sold                                         -     1,700,076
    Selling, general and administrative                     50,000            45
                                                       ------------  -----------
        TOTAL COSTS AND EXPENSES                            50,000     1,700,121
                                                       ------------  -----------

NET INCOME (LOSS) BEFORE OTHER INCOME                      (28,096)      478,626

OTHER INCOME
    Interest income                                          4,388         2,823
    Miscellaneous Income                                         -        50,000
                                                       ------------  -----------
        TOTAL OTHER INCOME                                   4,388        52,823
                                                       ------------  -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR STATE INCOME TAXES                  (23,708)      531,449
     Provision for state income taxes                                          -
                                                       ------------  -----------


NET INCOME(LOSS)                                       $   (23,708)  $   531,449
                                                       ============  ===========

BASIC AND DILUTED INCOME PER COMMON SHARE              $         -   $     0.020
                                                       ============  ===========

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                                         25,005,733    25,005,733
                                                       ============  ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                   COMMON STOCK     ADDITIONAL
                               ----------  -------    PAID-IN     ACCUMULATED    TREASURY
                                 SHARES    AMOUNT     CAPITAL       DEFICIT       STOCK        TOTAL
                               ----------  -------  -----------  -------------  ----------  ------------
BALANCE, SEPTEMBER 30, 2001    25,005,733   25,005   35,012,966   (35,954,414)   (944,612)   (1,861,055)


Net income for the year ended
  'September 30, 2002                   -        -            -       531,449           -       531,449
                               ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2002    25,005,733  $25,005  $35,012,966  $(35,422,965)  $(944,612)  $(1,329,606)
                               ==========  =======  ===========  =============  ==========  ============

Net (loss) for the year ended
  'September 30, 2003                   -        -            -       (23,708)          -       (23,708)
                               ----------  -------  -----------  -------------  ----------  ------------

BALANCE, SEPTEMBER 30, 2003    25,005,733  $25,005  $35,012,966  $(35,446,673)  $(944,612)  $(1,353,314)
                               ==========  =======  ===========  =============  ==========  ============


     The accompanying notes are an integral part of the consolidated financial statements.

                        FEMINIQUE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                 2003         2002
                                                              ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(Loss)                                            $ (23,708)  $   531,449
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Gain on asset sales                                                   -      (340,308)
NET CHANGES IN OPERATING LIABILITIES:
   Accounts payable - Trade                                    (258,691)      (30,524)
                                                              ----------  ------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (282,399)      160,617
                                                              ----------  ------------

NET INCREASE (DECREASE) IN CASH                                (282,399)      160,617

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   303,683       143,066
                                                              ----------  ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                       $  21,284   $   303,683
                                                              ==========  ============


NON CASH ACTIVITY GAIN ON SALE:
Sales                                                         $       -   $ 2,040,384
Basis of Asset                                                        -    (1,700,076)
                                                              ----------  ------------

                                                              $       -   $   340,308
                                                              ==========  ============


     The accompanying notes are an integral part of the consolidated financial statements

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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

     In December, 1998, The Company sold off its wholly owned subsidiary, Caribbean Medical Testing Center, Inc. ("CMT). CMT was acquired by the Company in June, 1997 and was engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products.

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


     E.   DEFERRED INCOME TAXES

     Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at September 30, 2003 and 2002.

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

     The following is a reconciliation of the computation for basic and diluted
     EPS:

                                       SEPTEMBER 30,   SEPTEMBER 30,
                                           2003             2002
                                      ---------------  --------------
     Net Income (loss)                $      (23,708)  $      531,449

     Weighted-average common shares
     Outstanding (Basic)                  25,005,733       25,005,733

     Weighted-average common stock
     Equivalents
       Stock options                               -                -
       Warrants                                    -                -
                                      ---------------  --------------

     Weighted-average common shares
     Outstanding (Diluted)                25,005,733       25,005,733
                                      ===============  ==============

     Earnings per share did not include potential stock issued in conjunction with the convertible debentures since the company is in bankruptcy.


NOTE 1-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     G.   ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America required the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     H.   RECLASSIFICATION

     Certain amounts in the September 30, 2002 financial statement have been reclassified to conform with the September 30, 2003 presentation. The reclassifications did not effect income or loss.

     I.   ADVERTISING COSTS

     Advertising expenditures relating to the consumer feminine hygiene and family planning products are expensed in the period. The advertising costs, consisting primarily of costs associated with trade show booths are amortized over the periods during which the benefits are expected.

     J.  RECENT ACCOUNT PRONOUNCEMENTS

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


NOTE 2-   BASIS OF PREPARATION - GOING CONCERN

     The Company has incurred net income(loss) from continuing operations of $(23,708) and $531,449 for the years ended September 30, 2003 and 2002, respectively, and has a deficit of $1,353,314 at September 30, 2003. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was accepted July 28, 2003 (See
     Note 10).

     As shown in the accompanying consolidated financial statements the Company has sustained operating losses through September 30, 2003 and has an accumulated deficit of $35,446,673. The Company has filed under Chapter 11 of the United States Bankruptcy Code and had its order confirming reorganization dated July 28, 2003. The Company is a going concern.

     There is no guarantee that the Company will be able to raise enough capital, generate revenues or execute its reorganization plan to sustain its operations.

     Management plans to execute its reorganization and seek means of financing through investors and seek a potential merger.


NOTE 3-   INTANGIBLE ASSETS

     Intangible assets represented assets acquired from London International US Holdings, Inc., now known as SSL Americas Inc. comprising of trademarks, trade names and a customer base. These assets, which were purchased in 1996 through one of the Company's subsidiaries for $3,600,000 included four branded consumer product line (namely Koromex, Koroflex, Vaginex and Feminique). The obligations bore interest at 9.5% per annum and in the event of default, the entire unpaid balance becomes due and payable on trademarks and trade name purchased. The obligation at September 30, 2003 and 2002 was in default and classified as a current liability.

     The Company on July 12, 2002 entered into an asset purchase sale with Clay Park Labs, Inc. In this sale the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americas and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 10). The Company on May 4, 2000 had executed a license agreement with Clay Park

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002



NOTE 3-   INTANGIBLE ASSETS, CONTINUED

     assigned that license to Clay Park Labs, Inc. The Company at September 30, 2000 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000. Therefore, at September 30, 2000 the Company recognized an impairment of $1,223,549 for the year ended as well as the regular amortization of $188,400. The asset was sold on July 12, 2002.

     The components of intangible assets as of September 30, 2003 and 2002 are as follows:

                                                       2003       2002
                                                     --------  ------------
     Trademarks, tradenames, and customer
       base acquired from London International       $      -  $ 3,771,425
     Less:  accumulated amortization and impairment         -   (2,071,349)
                                                     --------  ------------

                                                               $ 1,700,076
     Asset sold                                             -   (1,700,076)
                                                     --------  ------------

                                                     $      -  $         -
                                                     ========  ============

NOTE 4-   NOTES PAYABLE FEMINIQUE CORPORATION

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002


NOTE 5-   CONVERTIBLE DEBENTURES PAYABLE

     The $575,000 of convertible debentures outstanding at September 30, 2003 and 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2002 and 2001 the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at September 30, 2003 and 2002 reflect the convertible debentures payable as a current liability.

NOTE 6-   STOCK OPTIONS

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

     In 1997, the Company adopted the disclosure - only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized in the accompanying statement of operations for the stock option plans for the years ended September 30, 2003 and 2002.

NOTE 7-   INCOME TAXES

     The Company, as of September 30, 2003 and 2002, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since, there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.


NOTE 8-   COMMITMENTS AND CONTINGENCIES

     A. The Company and its subsidiary on May 4, 2000 signed and executed an exclusive license agreement with Clay Park Health Products, Inc. a worldwide license to manufacture, package and distribute its products on an exclusive basis. The Company would receive royalty payments under the terms of that agreement. The agreement was to automatically renew every six months through December 31, 2005. On July 12, 2002 the Company assigned its right to the royalty payments to LRC North America and SSL Americas(See Note 10).

NOTE 9-   COMMON STOCK

     During the years ended September 30, 2003 and 2002, the Company did not issue any shares of common stock.


NOTE 10-  BANKRUPTCY EVENTS - ASSET SALE

     FEMINIQUE CORPORATION

     Feminique Corporation ("Feminique") filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York on August 3, 2000. On May 14, 2003, Feminique filed its Plan of Reorganization dated May 10, 2002 ("Plan"). Pursuant to the Plan, Class 2 claimants, which represented the general unsecured creditors of Feminique, were to receive on account of each allowed claim, a pro-rata distribution of 23,344,085 shares of Feminique Common Stock. In addition, in exchange for $7,077 contributed by Matterhorn Holdings, Inc. ("Matterhorn"), Matterhorn was to receive 28,311,830 shares of Common Stock representing a purchase price of $.00025 per share. By Order dated July 28, 2003, the Plan was confirmed by Bankruptcy Judge Melanie L. Cyganowski

     QUALITY HEALTH PRODUCTS, INC.

     On August 3, 2000, Quality Health Products, Inc. ("QHP") filed a Chapter 11 Petition in the United States Bankruptcy Court for the Eastern District of New York. On July 12, 2002, QHP and Clay Park Labs, Inc. ("Clay Park") executed an Asset Purchase Agreement which was approved by the Bankruptcy Court on September 9, 2002. Under the Asset Purchase Agreement, Clay Park committed itself to pay a guaranteed purchase price of $350,000 over five years, with a maximum purchase price of $1,500,000 over five years. Pursuant to the terms of various stipulations entered into between the Official Committee of Unsecured Creditors of QHP and Clay Park during the Chapter 11 proceeding, the Official Committee, on behalf of the unsecured creditors of QHP will receive 15% of all payments made by Clay Park in excess of the guaranteed amount of $350,000 which payments will be distributed to unsecured creditors by the disbursing agent under the Plan of Reorganization of QHP. On December 13, 2002, QHP filed its Amended Plan of Reorganization dated December 3, 2002 ("Plan"). Under the provisions of the Plan, SSL Americas, the secured creditor of QHP, received an assignment of all of the payments due QHP under the terms of the Asset Purchase Agreement, which was deemed in full discharge and satisfaction of its claim and waived all claims against QHP. All unsecured creditors of QHP, which were Class 3 creditors under the Plan, received on account of the allowed amount of their claims a pro-rata distribution from QHP's cash on hand on the Consummation Date (as defined in the Plan), and will receive a pro-rata distribution from the disbursing agent from payments being made by Clay Park under the Asset Purchase Agreement. By Order dated January 29, 2003, the Plan was confirmed by Bankruptcy Judge Melanie L. Cyganowski. Pursuant to the Plan, all unsecured creditors of QHP received a first distribution of 22.17595% of their respective claim. As of this date, no further distributions have been made by the disbursing agent to any unsecured creditors of QHP.

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

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

During the fiscal year ended 12/31/03, the Company's officers and directors changed. The Company's Board of Directors and Executive Officers currently consists of three persons. Mr. Max Khan is the President and CEO, Gobind Sahney is the Chairman of the Board and Steven Lowe is the Secretary.


Name               Age    Position                  Director Since
-------------      ---    --------                  --------------
Max Khan            37    President & CEO           October 9, 2003
Gobind Sahney       41    Chairman of the Board     October 9, 2003
Steven Lowe         45    Secretary                 October 9, 2003

The following list sets forth information as to all directors and executive officers of the Company through its fiscal year ended September 30, 2003 and currently through December 4, 2003.

Name                 Age  Position Held               Director Since
----                 ---  -------------               --------------

Max Khan (1)          37  Pres, CEO, Director         October, 2003
Steven Lowe (2)       45  Secretary, Director         April, 2003
John Figliolini (3)   38          (3)                       (3)
Jonathan Rosen (4)    37          (4)                       (4)
Leon Golden (1) (5)   42  Acting President, Director  October, 2003
Gobind Sahney (1)     41  Director                    October, 2003

__________________

     (1) Max Kahn was elected a director and appointed President and CEO on October 9, 2003, on which date Leon Golden resigned as director.
     (2) Steven Lowe was appointed secretary and director in April, 2003 at which time Jonathan Rosen has resigned as a director and Acting President.
     (3) John Figliolini was Secretary and director from the initial filing under Chapter 11 until the Spring of 2003 when he became Acting President of Feminique. At that time, Steven Lowe replaced Mr. Figliolini as Secretary and became Secretary and director.
     (4) Jonathan Rosen was a former president of the Company prior to its filing under Chapter 11 of the Bankruptcy Code. During the bankruptcy period until April, 2003 he continued as Acting President and Director. He resigned in April, 2003 as an officer and director.
     (5) Gobind Sahney became a director on October 9, 2003 when he replaced Leon Golden. Mr. Sahney has been elected Chairman by the Board of Directors.


For approximately one month during the period September 2, 2003 to October 9, 2003 Mr. Leon Golden, a CPA became Acting President and a director of the Company. Mr. Golden is a former director having served in 1999 to just prior to the filing under Chapter 11. Mr. Golden is a CPA practicing accounting on his own behalf since 1986. He resigned as a director on October 9, 2003.

GOBIND SAHNEY, age 41, has a background in corporate finance and business management; past experience includes positions in public and private accounting; positions in mortgage banking where he was responsible for commercial real estate loan originations and underwriting; position with a private investment partnership as a Senior Analyst, where he was responsible for the identification, review, and analysis of investments and the investment decision; the founding and development of a successful advisory and research firm, advising companies on organizing and/or reorganizing themselves to attract capital, and/or recruit qualified managers and directors capable of guiding the companies to a higher level of performance and recognition, additional services involved the specific functions of corporate finance and merger and acquisition advisory services for the client entities; the founding and guidance of a successful consumer finance (credit card) marketing organization affiliated with MBNA America Bank. Mr. Sahney is a director of YES, Inc., Herbonics, Inc., International Metal Products (Asia) Pte.Ltd. (Singapore). Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Trustee of the Scripps Whittier Institute for Diabetes/Chairman 2001; the Indus Entrepreneurs San Diego Chapter. Mr. Sahney is the principal owner of General Outsourcing Services LLC, which specializes in the purchase, collection, restructuring, resale and securitization of receivable, portfolios acquired at deep discounts. Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1962, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 41, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking.
Mr. Khan has assisted in raising in excess of $100 million over the last 10 years for U.S. companies from European Institutional Investors. Mr. Khan is also the co-founder of NewTrad Investors Inc., a hedge fund advisory firm specializing in advising Japanese institutions in their diversification into alternative assets. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and an MBA from Pace University (New York). He is married with 2 children and lives in New York.

JONATHAN ROSEN, age 37, was a Director of the Company since 1998 and during the bankruptcy filing, was appointed Acting President and Chief Executive Officer of the Company. He served as Acting President and director during the bankruptcy organization until April, 2003. Since 1985, Mr. Rosen has been a director and officer of various public corporations, many of which he helped finance. Mr. Rosen resigned in April 2003.

JOHN FIGLIOLINI, age 38, was a director of the Company since 1998 and served as Secretary during the period of bankruptcy reorganization. Mr. Figliolini is an investment banker and has worked in the securities industry since 1982, raising over $250M in venture capital financing. He is currently the President and owner of Phillip Louis Trading, Inc. a NASD registered broker dealer which makes markets in many small cap stocks, in addition to providing investment banking services. Mr. Figliolini served as Acting President since April 2003 and resigned as an officer and director on September 2, 2003.

STEVEN LOWE, age 45, is a practicing attorney in the State of California and is the Secretary and director of the Company since April, 2003. Mr. Lowe is the principal of his own law firm since January 1991 and continues to actively practice law.

                               EXECUTIVE OFFICERS

The following individuals were serving as executive officers of the Company on December 4, 2003:

Name               Age    Position with the Company
-------------      ---    -------------------------
Max Khan            37    Director, President, CEO, Treasurer
Gobind Sahney       41    Chairman of the Board
Steven Lowe         45    Secretary

There are no other employees of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. The Company does not believe that, during fiscal years ended 2003 and 2002, all persons complied with such filing requirements.

ITEM 10.     EXECUTIVE COMPENSATION

                                                                     Long-Term
                                                                     ---------
                                        Salary    Bonus          Compensation Awards:
                                        ------    -----          --------------------
Name and Principal Position   Year    Annual Compensation    Securities Underlying Options
---------------------------  ------  ---------------------  -------------------------------
Max Khan                      2002   $      -      None                   None
CEO & CFO                     2003   $      -      None                   None

Steven Lowe                   2002   $      -      None                   None
Secretary                     2003   $      -      None                   None



                       EMPLOYMENT AND SEPARATION AGREEMENT

The Company does not have any employment or separation agreements with any officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2003 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

Title of Class    Name & Address           Amt & Nature        % of Class
--------------    --------------           ------------        ----------
                of Beneficial Owner  of Beneficial Ownership
                -------------------  -----------------------
Common Stock    John Figliolini                    2,279,537     9.5 % (1)
Common Stock    Jonathan Rosen                     2,774,772    6.00 % (2)
Common Stock    Max Khan                           -0-(3)        -0-
Common Stock    Steven Lowe                        -0-(3)        -0-
Common Stock    Ghobind Sahney                     -0-(3)        -0-

____________

(1) John Figliolini is the direct beneficial owner of 1,272,175 shares of Common Stock. Mr. Figliolini also indirectly owns an additional 1,007,362 shares of Common Stock of the Company through 100% ownership of the following privately owned holding Companies: Berkshire International, European Equity Partners, Inc., Sierra Growth and Opportunity, Inc., Histon Financial Services, Medical Technologies, Inc. Suncoast Holdings, Inc ( which is also a consulting firm), and Utopia Capital Management, Inc. In addition, Mr. Figliolini also owns a 50% interest in Dynamic Corporate Holdings, Inc., ("Dynamic") a privately owned holding company which is the registered owner for 5,454,544 shares of common stock of the Company.

(2) Jonathan Rosen, a former President of Feminique, owns 50% of Dynamic Corporate Holdings, Inc. (which owns 5,454,544 shares of Feminique) and is also the direct beneficial owner of 47,500 additional shares of common stock of Feminique (approximately 6% of the outstanding shares of Feminique).

(3) Management contemplates that directors shall be compensated as directors pursuant to a formal stock option plan to be adopted in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Figliolini, former President and Director and Jonathan Rosen, former President and director were the principals of the Company during the Chapter 11 Bankruptcy proceedings from August 2000 to July 2003. Said individuals and affiliates substantially assisted in formation of the Plan of Reorganization and provided funds to help facilitate its implementation. Mr. Figliolini by his direct holdings and his indirect holdings through affiliates is the principal shareholder of the Company owning or controlling through affiliates, approximately 33,000,000 of a total of 49,994,267 shares outstanding as of December 23, 2003.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
 Number   Description
--------  -----------

   31.1   Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports for 8-K.

               (1)  Form 8-K for July 27, 2003
               (2)  Form 8-K/A for July 27, 2003

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

                              FEMINIQUE CORPORATION

                                  /s/ Max Khan
                                ----------------
                                  By: Max Khan
                            Chief Executive Officer,
                            Chief Financial Officer
                             Date: December 7, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                  /s/ Max Khan
                                -----------------
                                  By: Max Khan
                            Chief Executive Officer,
                      Chief Financial Officer and Director
                             Date: December 7, 2003