Form 10QSB
period 2003-12-31
FEMINIQUE CORP
filed 2004-02-17
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

                            140 Broadway, 46th Floor
                            New York, New York 10005
                                  212-858-7590

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes
[X] No [ ]

As of December 31, 2003, there were 49,994,267 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]
          ------------------------------------------------------------

                              FEMINIQUE CORPORATION

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003


                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & OPERATIONS

           RISK FACTORS

ITEM 3.    CONTROLS AND PROCEDURES

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 4.    OTHER INFORMATION

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                     FEMINIQUE CORPORATION AND SUBSIDIARIES


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002



                                                          PAGE(S)
                                                          -------

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

    Balance Sheet as of December 31, 2003 - Unaudited        5-6


    Statements of Operations For the Three Months Ended
    December 31, 2003 and 2002 - Unaudited                    7

    Statements of Cash Flows For the Three Months Ended
    December 31, 2003 and 2002 - Unaudited                    8

    Notes to Condensed Consolidated Financial Statements     9-16

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2003


                                     ASSETS


CURRENT ASSETS
   Cash                                                $390,326
   Finance receivables                                  569,071
   Prepaid expenses and other current assets              5,316
                                                       --------

          TOTAL CURRENT ASSETS                          964,713
                                                       --------

TOTAL ASSETS                                           $964,713
                                                       ========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED (CONTINUED)
                                DECEMBER 31, 2003



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - Trade                        $    548,801
   Accrued expenses                                     123,508
   Notes payable                                      1,122,000
   Convertible debentures payable                       575,000
                                                   -------------

          TOTAL CURRENT LIABILITIES                   2,369,309
                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;
       authorized 50,000,000 shares; issued
       shares; 49,994,267 shares                         49,994
   Additional paid-in capital                        34,995,077
   Accumulated deficit                              (35,505,055)
   Less: treasury stock, at cost (103,432 shares)      (944,612)
                                                   -------------

           TOTAL STOCKHOLDERS' DEFICIT               (1,404,596)
                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT                                            $    964,713
                                                   =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002




                                               2003          2002
                                           ------------  ------------
REVENUE - ROYALTIES AND OTHER              $    20,000   $    21,904
                                           ------------  ------------

COSTS AND EXPENSES
  Selling, general and administrative           78,442        50,000
                                           ------------  ------------
        TOTAL COSTS AND EXPENSES                78,442        50,000
                                           ------------  ------------

NET LOSS BEFORE OTHER INCOME                   (58,442)      (28,096)
                                           ------------  ------------

OTHER INCOME
  Interest income                                   60           794
                                           ------------  ------------
        TOTAL OTHER INCOME                          60           794
                                           ------------  ------------

NET LOSS
  BEFORE PROVISION FOR STATE INCOME TAXES      (58,382)      (27,302)
    Provision for state income taxes                 -             -
                                           ------------  ------------

NET LOSS                                   $   (58,382)  $   (27,302)
                                           ------------  ------------

BASIC AND DILUTED LOSS PER COMMON SHARE         (0.001)       (0.002)
                                           ============  ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                             27,178,649    25,005,733
                                           ============  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                  2003        2002
                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                     $ (58,382)  $ (27,302)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  (Increase) Finance receivables                (569,071)
  (Decrease) Accounts payable - Trade            (29,575)    (81,010)
  Increase Accrued Expenses                       33,970           -
                                               ----------  ----------

      NET CASH (USED IN) OPERATING ACTIVITIES   (623,058)   (108,312)
                                               ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of notes payable                      985,000           -
  Issuance of common stock                         7,100           -
                                               ----------  ----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES  992,100           -


NET INCREASE (DECREASE) IN CASH                  369,042    (108,312)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     21,284     303,683
                                               ----------  ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 390,326   $ 195,371
                                               ==========  ==========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.   THE COMPANY AND PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared by Feminique Corporation and Subsidiaries (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

          In August 2000, the Company and its subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States bankruptcy Code which was confirmed July 28, 2003 (See Note 9).

          On November 25, 2003, the Company incorporated a wholly owned subsidiary Receivable Acquisition and Management Corp of New York ("Ram"). This corporation plans to purchase, manage and collect defaulted consumer receivables.

          B.   FINANCE RECEIVABLES

          The Company on December 15, 2003, acquired defaulted consumer receivable portfolios for $569,071 with a face value of $15,985,138. The Company will account for investments in consumer receivable portfolios, using the interest method in accordance with the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans". This method recognizes income on the effective yield of such portfolios based on the actual cash collected during a period and future estimated cash flows and the timing of such collections and the purchase of such portfolios. Under this method, the Company will periodically apply a portion of the actual funds collected as a reduction in the principal amount invested in each specific portfolio and the remainder is recognized as finance income.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


          C.   PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          D.   REVENUE RECOGNITION

          Royalties are recognized where earned.

          E.   DEPRECIATION AND AMORTIZATION

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

          F.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differenced in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2003 and 2002.

          G.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


          H.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK, CONTINUED

          The following is a reconciliation of the computation for basic and diluted EPS:

                                            December 31,    December 31,
                                                2003            2002
                                           --------------  --------------
          Net loss                         $     (58,382)  $     (27,032)

          Weighted-average common shares
          Outstanding (Basic)                 27,178,649      25,005,733

          Weighted-average common stock
          Equivalents
            Stock options                              -               -
            Warrants                                   -               -
                                           --------------  --------------

          Weighted-average common shares
          Outstanding (Diluted)               27,178,649      25,005,733
                                           ==============  ==============

          I.   RECENT ACCOUNT PRONOUNCEMENTS

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002



NOTE 2 -  BASIS OF PREPARATION - GOING CONCERN

          The Company has incurred net losses from continuing operations of $58,382 and $27,302 for the three months ended December 31, 2003 and 2002, respectively, and has a deficit of $35,505,055 at December 31, 2003. In conjunction with restructuring, the Company in August 2000 filed for reorganization under Chapter 11 of the United States bankruptcy Code and had its order confirming reorganization dated July 28, 2003 (See Note 9). The Company is a going concern.

          There is no guarantee that the Company will be able to raise enough capital, generate revenues or executive its reorganization plan to sustain its operations.

          Management is currently executing the post reorganization plan, and will continue to seek capital.

NOTE 3 -  INTANGIBLE ASSETS

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

          The Company on July 12, 2002 entered into an asset purchase sale with Clay park labs, Inc. In this sale, the Company sold certain U.S. and foreign patents, trademarks, trademark applications, goodwill, customer lists, supplier lists, and technology. The Company understood that SSL Americans and LRC North America (LRC) held a first and second secured interest in the assets. Therefore, in consideration for the release of such security interest, the Company assigned the rights to the assets to SSL and LRC under the approval of the United States Bankruptcy Court (See Note 9). The Company on May 4, 2000 had executed a license agreement with Clay Park Health Products, Inc. to distribute its products worldwide. Clay Park Health Products, Inc. assigned that license to Clay Park Labs, Inc. The Company at July 12, 2002 valued its intangible assets at the value of $1,700,076, which was equivalent to the long-term debt it owed to SSL Americas Inc. and certain unsecured debt of $360,000.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002


NOTE 3 -  INTANGIBLE ASSETS, CONTINUED

          The components of intangible assets as of December 31, 2003 and 2002 are as follows:

                                                DECEMBER 31,    DECEMBER 31,
                                                    2003            2002
                                                -------------  --------------
     Trademarks, tradenames, and customer
       base acquired from London International  $           -  $   3,771,425
     Less:  accumulated amortization                        -     (2,071,349)
                                                -------------  --------------

                                                            -      1,700,076

     Asset sold July 12, 2002                               -     (1,700,076)
                                                -------------  --------------

                                                $           -  $           -
                                                =============  ==============

NOTE 4 -  NOTES PAYABLE

          A. On September 15, 1999, the Company borrowed $100,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 8% per annum with interest payments due on October 31, 1999, March 31, 2000 and June 1, 2000, the maturity date of this note. This note is in default and classified as a current liability. Upon approval of authorization of additional shares in accordance with the bankruptcy reorganization, the Company plans to issue common stock in exchange for discharge of debt.

          B. On January 16, 2000, the Company borrowed an additional $37,000, the terms and conditions of which are similar to those of the preceding $100,000 note. This note is in default and classified as a current liability. Upon approval of authorization of additional shares in accordance with the bankruptcy reorganization, the Company plans to issue common stock in exchange for discharge of debt.

          C. On December 2, 2003, the Company borrowed an additional $165,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before January 2, 2005. This note is classified as a short-term note as the holder may convert at their discretion.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002


NOTE 4 -  NOTES PAYABLE, CONTINUED

          D. On October 2, 2003, the Company borrowed an additional $20,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion.

          E. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 10% dividend. The preferred stock is convertible at $1 per share.

NOTE 5 -  CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at December 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at December 31, 2003 and 2002 reflect the convertible debentures payable as a current liability. Upon approval of authorization of additional shares in accordance with the bankruptcy reorganization, the Company plans to issue common stock in exchange for discharge of debt.

NOTE 6 -  STOCK OPTIONS

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At December 31, 2003, the Company had no options outstanding under this plan.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002


NOTE 6 -  STOCK OPTIONS, CONTINUED

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

NOTE 7 -  INCOME TAXES

          The Company, as of December 31, 2003, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

NOTE 8 -  COMMON STOCK

          The Company issued 24,988,534 shares of common stock for $7,178 to exercise existing warrants.

NOTE 9 -  PLAN OF REORGANIZATION

          On July 28, 2003 the United States Bankruptcy Court Eastern District of New York, confirmed and approved a plan of reorganization for the Company. Its subsidiary, Quality Health Products, Inc. had received their order confirming its plan of reorganization on January 29, 2003.

          The Company, in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby its sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc., which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (Additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. The company also recognized $1,700,076, which represented the debt exchanged for the rights to the assets. The agreement is for 5 years expiring July 12, 2007. The Company pursuant to the bankruptcy order, assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North America and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

          The plan of reorganization acknowledges that Matterhorn Holdings, Inc. ('Matterhorn") contributed additional cash of $7,178 necessary to fund payments for administrative costs and secured creditors. In exchange for the cash contributions, the Company issued 24,988,534 of common stock.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                           DECEMBER 31, 2003 AND 2002


NOTE 10 - COMMITMENTS AND CONTINGENCIES

          The company has filed a Form 14-C with the Securities and Exchange Commission that the authorized shares be increased to 75,000,000 in order to implement the Plan of Reorganization which requires the issuance of 23,344,085 shares of common stock to creditors.

ITEM 2.

     MANAGEMENTS'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS.

THE FOLLOWING DISCUSSIN SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

     - changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

     - changes in government regulations that affect the Company's ability to collect sufficient amounts on its acquired or serviced receivables;

     -    the Company's ability to retain the services of recovery partners;

     - changes in the credit or capital markets, which affect the Company's ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

     -    the degree and nature of the Company's competition; and

     - the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

The Company ceased operations on August 2003 and filed a Chapter 11 petition in the United States Bankruptcy Court for the Eastern District of New York. The order was confirmed July 28, 2003. The company brought in a new management team during the quarter in order to implement a new business strategy. The Company is now engaged in purchase and recovery of defaulted consumer receivables. It has raised $985,000 in capital and has begun executing on the new business plan.

RESULTS OF OPERATIONS


REVENUE

The company generated $20,000 in revenue during the quarter. The revenue constituted the last royalty payment from Clay Park Labs, Inc.

OPERATING EXPENSES

     Total operating expenses were $58,382 for the three months ended December 31, 2003, an increase of $31,080 or compared to total operating expenses of $27,302 for the three months ended December 31, 2002.

Compensation and Employee Services

     The Company did not incur any compensation and employee services expenses for the three months.

Legal and other Fees and Services

     Legal and other fees and services expenses were $55,062 for the three months ended December 31, 2003. These expenses are largely attributable to completing prior year audits, implementing the court approved bankruptcy plan and completing the reporting requirements for SEC.

Rent and Occupancy

     Rent and occupancy expenses were $2,550 for the three months ended December 31, 2003. The company did not have such expense for the three months ended December 31, 2002. The increase was attributable to newly leased space which serves as Corporate Headquarter.

Depreciation

     The Company did not record any depreciation expense for the three months ended December 31, 2003.

Interest Income

     Interest income was $60 for the three months ended December 31, 2003.


PURCHASE OF DEFAULTED RECEIVABLES

     During the three months ended December 31, 2003, the Company acquired defaulted consumer receivables portfolios with an aggregate face value amount of $15,985,138 at a cost of $569,071. This is the Company's first purchase under the new business strategy being implemented by the new management. The Company did not receive any cash recoveries during the quarter.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collection s and estimated cash collection as of December 31, 2003.

PURCHASE PERIOD    PURCHASE PRICE(1)     ACTUAL CASH COLLECTIONS      ESTIMATED
                                         INCLUDING CASH SALES (2)   COLLECTIONS (3)
12/31/2003       $          569,070                   -0-           $   1,991,745


(1) Purchase price refers to the cash paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties between the seller and the Company. These representations and warranties from the sellers generally cover account holders' death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)     Actual cash collections net of recovery cost.

(3) Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections.


When the Company acquires a portfolio of defaulted receivables, it estimates the expected recovery of the portfolio. A 60 month projection of cash collections is created for each portfolio. Only after the portfolio has established probable and estimable performance in excess of projections will estimated remaining collections be increased. If actual cash collections are less than the original forecast, the Company will conservatively lower the estimate remaining collections.

Recovery Partners

The company outsources all its recovery activities to carefully selected debt collection agencies with specific collection expertise. The average contingent collections fee is 30% which rises during the later years of recovery.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Currency Risk

The Company plans to acquire defaulted receivable portfolios in the United Kingdom and such purchase may expose the company to adverse currency risks.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter the company raised $185,000 for working capital through a convertible note offering to an affiliate to the Company. It has raised an additional $800,000 from an offshore fund through a convertible note exchangeable into convertible preferred upon authorization of preferred stock by the shareholders of the Company at the next Shareholders meeting. The company has earmarked the proceeds for acquisition of portfolios. The Company had used $569,071 to acquire one portfolio and has committed the balance to acquire an additional portfolio. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. The Company had not generated any cash flows during the quarter ended December 31, 2003. The Company's investing activities used cash of $569,071 during the three months ended December 31, 2003. The Company's financing activities provided cash of $985,000 during the three month ended December 31, 2003.

The Company did not pay any cash for interest expense for the three months ended December 31, 2003.

The Company is currently operating under its wholly owned subsidiary, Receivable Acquisition and Management Corp of New York.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month.


RECENT ACCOUNTING PRONOUNCEMENTS

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is currently under review by the Financial Accounting Standards Board. If this SOP becomes effective, it will have an effective date for companies whose fiscal years end on or after December 15, 2004. Management is in the process of evaluating this statement's impact on the Company.

CRITICAL ACCOUNTING POLICY

The Company utilizes the interest method under guidance provided by the AICPA's Practice Bulletin 6 to determine income recognized on finance receivables. Under this method, each static pool of receivables it acquires is statistically modeled to determine its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of income at a constant yield relative to the remaining balance in the pool. Each pool is analyzed monthly to assess the actual performance to that expected by the model. If differences are noted, the yield is adjusted prospectively to reflect the estimate of cash flows.


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


ITEM 3.   CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 30 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company required to be included in the Company's Exchange Act reports.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


              CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
              ----------------------------------------------------

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                     -------


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

ITEM 5.   EXHIBITS AND REPORTS ON FORM 10QSB

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

                                    FEMINIQUE CORPORATION
                                    ---------------------

Date:  February 14, 2004

                                By:  /s/  Max Khan
                                     -------------
                                     Max Khan
                                     Chief Executive Officer
                                     Chief Financial Officer