Form 10QSB
period 2004-03-31
FEMINIQUE CORP
filed 2004-05-17
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of March 31, 2004, there were 75,000,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]
          ------------------------------------------------------------

                              FEMINIQUE CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003



CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:


      Balance Sheet of March 31, 2004 - Unaudited                          Pages
                                                                            4-5

      Statement of Income (Operations) For the Six Months and
      Three Months Ended March 31, 2004 and 2003 - Unaudited                 6

      Statement of Cash Flows For the Six Months
      Ended March 31, 2004 and 2003 - Unaudited                              7

      Notes to Condensed Consolidated Financial Statements                 8-15

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2004

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    131,831
  Finance receivables-short term                                         271,625
  Other receivables                                                       58,793
  Prepaid expenses and other current assets                                5,316
                                                                    ------------

              TOTAL CURRENT ASSETS                                       467,565
                                                                    ------------

OTHER ASSETS
  Finance receivables-long term                                          540,787
                                                                    ------------

              TOTAL OTHER ASSETS                                         540,787
                                                                    ------------

TOTAL ASSETS                                                        $  1,008,352
                                                                    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                 MARCH 31, 2004


CURRENT LIABILITIES
   Current portion of long term debt                               $    985,000
   Accounts payable - Trade                                              23,958
   Accrued expenses                                                       1,201
                                                                   ------------

          TOTAL CURRENT LIABILITIES                                   1,010,159
                                                                   ------------


TOTAL LIABILITIES                                                     1,010,159

STOCKHOLDERS' DEFICIT
   Common stock, par value $.001 per share;                              75,000
       authorized 75,000,000 shares issued and outstanding at
       March 31, 2004
   Additional paid-in capital                                        36,301,541
   Accumulated deficit                                              (35,433,736)
   Less: treasury stock, at cost (103,432 shares)                      (944,612)
                                                                   ------------

          TOTAL STOCKHOLDERS' DEFICIT                                    (1,807)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,008,352
                                                                   ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF INCOME (OPERATIONS) - UNAUDITED
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                             FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                     MARCH 31,                        MARCH 31,
                                               2004            2003             2004            2003
                                           ------------    ------------     ------------    ------------
REVENUES
    ROYALTY INCOME                         $     20,000    $     21,904     $         --    $         --
    FINANCING INCOME                            127,791              --          127,791              --
                                           ------------    ------------     ------------    ------------
              TOTAL INCOME                      147,791          21,904          127,791              --

COSTS AND EXPENSES
    Selling, general and administrative         135,098          50,000           56,656              --
                                           ------------    ------------     ------------    ------------
              TOTAL COSTS AND EXPENSES          135,098          50,000           56,656              --
                                           ------------    ------------     ------------    ------------

NET INCOME (LOSS) BEFORE OTHER INCOME            12,693         (28,096)          71,135              --

OTHER INCOME
   Other income                                     244           1,269              184             474
                                           ------------    ------------     ------------    ------------
              TOTAL OTHER INCOME                    244           1,269              184             474
                                           ------------    ------------     ------------    ------------

NET INCOME (LOSS) AFTER OTHER INCOME       $     12,937    $    (26,827)    $     71,319    $        474
                                           ============    ============     ============    ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                           $      0.001    $     (0.002)    $      0.001    $         --
                                           ============    ============     ============    ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK                              43,346,077      25,005,733       59,691,198      25,005,733
                                           ============    ============     ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

                                                               2004             2003
                                                           ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                        $     12,937     $    (26,827)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITES
(Increase) in Finance Receivables                              (812,412)              --
(Increase) in Other receivables                                 (58,793)
(Decrease) Accounts payable - Trade                             (24,485)    $   (115,374)
(Increase) Accrued Expenses                                       1,200               --
                                                           ------------     ------------

          NET CASH (USED IN) OPERATING ACTIVITIES              (881,553)        (142,201)
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable                                     985,000
Issuance of Common Stock                                          7,100               --
                                                           ------------     ------------

              Net cash provided by financing activities         992,100               --

NET INCREASE (DECREASE) IN CASH                                 110,547         (142,201)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    21,284          303,683
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $    131,831     $    161,482
                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses     $    529,933     $         --
                                                           ============     ============

   Conversion of accrued expenses                          $     89,538     $         --
                                                           ============     ============

   Conversion of notes payable                             $    137,000     $         --
                                                           ============     ============

   Conversion of debentures payable                        $    575,000     $         --
                                                           ============     ============


          The accompanying notes are an integral part of the condensed consolidated financial statements

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


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

          In August 2000, the Company and its subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States bankruptcy Code which was confirmed July 28, 2003 (See Note 8).

          On November 25, 2003, the Company incorporated a wholly owned subsidiary Receivable Acquisition and Management Corp of New York ("Ram"). This corporation plans to purchase, manage and collect defaulted consumer receivables.

          B.   FINANCE RECEIVABLES

          The Company on December 15, 2003, acquired defaulted consumer receivable portfolios for $569,071 with a face value of $15,985,138. Another portfolio with face value of $18,944,048 was acquired for $331,501. The Company accounts for its investment in finance receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." The Company has chosen to accept early adoption of this SOP. This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the finance receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          B.   FINANCE RECEIVABLES (CONTINUED)

          In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

          The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received. They are not included in the Company's cash collections from operations nor are they included in the Company's cash collections applied to principal amount. Gains on sale of finance receivables, representing the difference between sales price and the unamortized value of the finance receivables, are recognized when finance receivables are sold.

          Changed in finance receivables for the three months ended March 31, 2004 were as follows:

                                                             Three Months
                                                         Ended March 31, 2004
                                                         --------------------
          Balance at beginning of period                      $  569,071
          Acquisition of finance receivables                     331,500
          Income recognized on finance receivables               127,791
          Cash collections applied to principal                   88,160
          Balance at the end of the period                       812,412
                                                              ----------

          Estimated Remaining Collections ("ERC") *           $2,228,406
                                                              ==========

          * Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes.

          C.   PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          D.   REVENUE RECOGNITION

          Royalties are recognized where earned. Revenue is recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected recoveries. In the event, recoveries cannot be reasonable estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

          E.   DEPRECIATION AND AMORTIZATION

          The Company in 1999 amortized its intangible asset on the straight-line method over its estimated useful live of twenty years. Beginning in 2000, the Company depreciated its property and equipment on the straight-line method for financial reporting purposes. The Company adopted FASB 142 which recognizes accounting treatment for goodwill and other intangibles. For tax reporting purposes, the Company uses the straight-line or accelerated methods of depreciation.

          Expenditures for maintenance, repairs, renewals and betterments are reviewed by management and only those expenditures representing improvements to plant and equipment are capitalized. At the time plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation accounts and the gain or loss on such disposition is reflected in operations.

          F.   DEFERRED INCOME TAXES

          Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at March 31, 2004 and 2003.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          H.   EARNINGS (LOSS) PER SHARE OF COMMON STOCK

          The following is a reconciliation of the computation for basic and diluted EPS:

                                              March 31,       March 31,
                                                2004            2003
                                            ------------    ------------

          Net income (loss)                 $     12,973    $    (26,827)

          Weighted-average common shares
          Outstanding (Basic)                 43,346,077      25,005,733

          Weighted-average common stock
          Equivalents
            Stock options                             --              --
            Warrants                                  --              --
                                            ------------    ------------

          Weighted-average common shares
          Outstanding (Diluted)               43,346,077      25,005,733
                                            ============    ============

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

          In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. This SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management has decided on the early adoption of the application of this SOP.

NOTE 2-  FORMATION OF RAMCO INCOME FUND LTD.

          On March 23, the Company gained approval from Bermuda Monetary authority for Ramco Income Fund, Ltd. The fund will invest in portfolios of charged off consumer and commercial receivables. The Company is the investment manager and owns 100% of the voting shares. The fund is structured to issue 3 year preference shares to investors at 8% dividend and redemption premium starting at 7% in Year 1 and rising to 9% in Year 3. The Company will receive servicing fee and part of the cash flow after the investors are redeemed.

NOTE 3-        NOTES PAYABLE

          A. On September 15, 1999, the Company borrowed $100,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 8% per annum with interest payments due on October 31, 1999, March 31, 2000 and June 1, 2000, the maturity date of this note. The Company issued common stock in exchange for the discharge of this debt according to the bankruptcy reorganization.

          B. On January 16, 2000, the Company borrowed an additional $37,000, the terms and conditions of which are similar to those of the preceding $100,000 note. The Company issued common stock in exchange for the discharge of this debt according to the bankruptcy reorganization.

          C. On December 2, 2003, the Company borrowed an additional $165,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before January 2, 2005. This note is classified as a short-term note as the holder may convert at their discretion. The note is convertible into common shares at $0.0134 per share. This note is expected to be converted in the quarter ending June 30, 2004.

          D. On October 2, 2003, the Company borrowed an additional $20,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The Company was extended and the Company has received notice to convert the note into Preferred Stock.

          E. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 10% dividend. The preferred stock is convertible at $1 per share. This note is expected to be converted into preferred stock in the quarter ending June 30, 2004

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003

NOTE 4- CONVERTIBLE DEBENTURES PAYABLE

          The $575,000 of convertible debentures outstanding at December 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. As a result thereof, the accompanying consolidated financial statements at March 31, 2003 reflect the convertible debentures payable as a current liability. The debenture was converted into 9,340,593 shares pursuant to the approved bankruptcy plan.

NOTE 5- STOCK OPTIONS

          In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2003, the Company had no options outstanding under this plan.

          In 1993, the Company adopted a stock option plan under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 750,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. Under the 1993 plan, no options may be granted subsequent to January 5, 2003. At March 31, 2004, the Company had no options outstanding under this plan.

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

                     FEMINIQUE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003


NOTE 6- INCOME TAXES

          The Company, as of March 31, 2004, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $8,970,000. The amount of the valuation allowance is reviewed periodically.

NOTE 7- COMMON STOCK

          The Company issued 24,988,534 shares of common stock for $7,100 to exercise existing warrants as of December 31, 2003. In addition, the Company issued an additional 25,005,733 shares of common stock for extinguishment of debt relating to bankruptcy reorganization.

NOTE 8- PLAN OF REORGANIZATION

          On April 21, 2004, the Company amended its certificate of incorporation to increase its authorized number of shares of common stock from 75,000,000 shares to 325,000,000 shares. This amendment was approved by the Company's shareholders at its April 20, 2004 annual meeting.

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

          The plan of reorganization acknowledges that Matterhorn Holdings, Inc. (`Matterhorn") contributed additional cash of $7,100 necessary to fund payments for administrative costs and secured creditors. In exchange for the cash contributions, the Company issued 24,988,534 of common stock.

NOTE 9- COMMITMENTS AND CONTINGENCIES

          On January 21, 2004, the Company filed Form 14-C with the Securities and Exchange Commission that the authorized shares be increased to 75,000,000 in order to implement the Plan of Reorganization. Subsequently, the Company issued 23,344,085 shares of common stock to creditors and 24,988,434 shares to Matterhorn Holdings, Inc.

          On March 2, 2004, the Company filed Form 14A for the Annual Meeting of Common Stockholders. The shareholders voted to increase the authorized shares to 325,000,000, change the name of the Company to Receivable Acquisition & Management Corporation, approved 1 for 15 reverse stock split effective May 10, 2004, authorized 10,000,000 blank preferred shares and approved the 2004 statutory stock option plan.

          On January 21, 2004, the Company entered into an agreement to acquire General Outsourcing Services, Inc., a company owned by the Chairman of the Company, Gobind Sahney. The Company agreed to issue 63,450,000 shares at the closing price of $0.0001 per share on the date of the Agreement, in consideration of this purchase. . The shares will be issued after shareholder approval of increase in authorized shares.

          Employment Agreement:

          On January 22, 2004, the Company entered into an employment agreement with its President and CEO, Max Khan which required the Company to issue 64,500,000 of the Company's common stock at on January 22, 2004 at the closing price of that day which was $.0001 per share. The shares will be issued after shareholder approval of increase in authorized shares.

          Litigation:

          The Company is not a party to any litigation.

NOTE 10- SUBSEQUENT EVENTS

          The following items were approved at the Company's Annual Shareholder meeting on April 20, 2004:

          1] A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to a total of 325,000,000 shares.

          2] A proposal to amend the Company's Certificate of Incorporation to authorize 10,000,000 shares of Blank Preferred Stock.

          3] The shareholders approved the proposal to amend the Company's Certificate of Incorporation to change the name of the corporation to "Receivable Acquisition & Management Corporation".

          4] The shareholders approved the Company's 2004 Statutory & Non-Statutory Stock Option Plan.

          5] The shareholders approved management's plan for a one for fifteen reverse stock split.

          6] The shareholders approved Bagell, Josephs & Company, L.L.C. as the auditors for the 2004 financial statements.

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

Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

     o changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

     o changes in government regulations that affect the Company's ability to collect sufficient amounts on its acquired or serviced receivables;

     o    the Company's ability to retain the services of recovery partners;

     o changes in the credit or capital markets, which affect the Company's ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

     o    the degree and nature of the Company's competition; and

     o the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

REVENUE

The company generated $127,791 in revenue during the quarter ended March 31, 2004.

OPERATING EXPENSES

     Total operating expenses were $56,656 for the three months ended March 31, 2004, a decrease of approximately $20,000. The company expects the operating expenses to increase significantly as more portfolios are acquired. Majority of the expenses related to audit and legal fees associated with filings of Form 14A and 14C.

Rent and Occupancy

     Rent and occupancy expenses were $9,000 for the three months ended March 31, 2004. The company did not have such expense for the three months ended March 31, 2003. The increase was attributable to newly leased space which serves as Corporate Headquarter.

Depreciation

     The Company did not record any depreciation expense for the three months ended March 31, 2004.


PURCHASE OF DEFAULTED RECEIVABLES

         During the three months ended March 31, 2004, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $18,944,706 at a cost of $331,501. These purchases are is a part of the implementation of Company's new business strategy by the current management. As a part of its strategy, the company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The company is currently working with three collection agencies on a contingency basis. The contingency fees in the industry ranges from 20% to 50% depending on the age of receivables. The Company has backup agency in place for redundancy purposes.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collection s and estimated cash collection as of March 31, 2004.

    PURCHASE PERIOD   PURCHASE PRICE(1)        ACTUAL CASH COLLECTIONS            ESTIMATED
                                            INCLUDING CASH CASHS SALES (2)     COLLECTIONS (3)
      12/31/2003            $569,070                  $157,158                    $1,378,718
       1/28/2004            $331,501                   $58,794                    $1,065,639

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

(3) Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expect recoveries.

When the Company acquires a portfolio of defaulted receivables, it estimates the expected recovery of the portfolio. A 60 month projection of cash collections is created for each portfolio. Only after the portfolio has established probable and estimable performance in excess of projections will estimated remaining collections be increased. If actual cash collections are less than the original forecast, the Company will conservatively lower the estimate remaining collections. Collection activities commence within 30 days of purchase, which allows for adequate time to scrub the portfolio for deceased, settled, incarcerated and bankruptcy filed accounts. For modeling and revenue recognition purposes, the company uses 15 calendar days.

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

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $215,952 from collections, net of contingency fee. Portfolios recoveries continue to perform within expectations. Following the conversion of the all the notes outstanding, the Company will have sufficient working capital to carry out its operations over the next 12 months. The Company has received notices to convert $185,000 Notes into common shares. The Company has also received a notice from Artemis Equity Hedge Fund Ltd. to convert its $800,000 note into Preferred Stock according to the Note Agreement.

The Company did not pay any cash for interest expense for the three months ended March 31, 2004.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month.


CRITICAL ACCOUNTING POLICY

The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position ("SOP") 03-03 to determine income recognized on finance receivables

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

                                  RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS REPORT, YOU SHOULD CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY. THESE RISKS MAY IMPAIR THE COMPANY'S OPERATING RESULTS AND BUSINESS PROSPECTS AS WELL AS THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

     RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL.

 THE COMPANY'S LIQUIDITY IS LIMITED AND IT MAY NOT BE ABLE TO OBTAIN SUFFICIENT
                           FUNDS TO FUND ITS BUSINESS

The Company's cash is currently very limited and may not be sufficient to fund future operations. If the Company is unable to collect on the receivables it has purchased, it will not have sufficient cash to reinvest in additional portfolios and would have to take impairment charges in the future. If the Company obtains additional funding, the issuance of additional capital stock may be dilutive to the Company's stockholders.

       THE COMPANY HAS RECEIVED A GOING CONCERN OPINION FROM ITS AUDITORS

The Company's consolidated year end financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's independent auditors have issued a report dated December 5, 2003, that includes an explanatory paragraph stating the Company's lack of revenue generating activities and substantial operating deficits, among other things, raise substantial doubt about the Company's ability to continue as a going concern. Management and its auditors have determined that as of March 31, 2004 and the company is no longer a going concern and has sufficient capital to meet all its obligations.

             THE COMPANY MAY NOT BE ABLE TO RAISE ADDITIONAL CAPITAL

There is no assurance that the Company will be able to raise capital on a debt or equity basis, or obtain other means of financing.

    THE COMPANY'S STOCK TRADES ON THE "GRAY MARKET" AND THER IS NOT LIQUIDITY.

The market for the common stock is essentially illiquid and there can be no assurance that the Company's stock price will trade or rise. The company plans to file the necessary forms to commence trading on the NASDAQ Bulletin Board. There is no assurance that the company will be successful in making the move.

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

          Within 30 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chairman, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, the Company's Chief Executive Officer and Chairman concluded that the Company's disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company required to be included in the Company's Exchange Act reports.

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

ITEM 5. EXHIBITS AND REPORTS ON FORM 10QSB

     (a)  Exhibits:

          Exhibit
          Number    Description

          1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports for 8-K
          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.


                                             FEMINIQUE CORPORATION

Date:  May 15, 2004

                                             By: /s/ Max Khan
                                                 -------------------
                                             Max Khan
                                             Chief Executive Officer
                                             Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                             /s/ Max Khan
                                             -------------------
                                             By: Max Khan
                                             Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director
                                             Date: May 15, 2004