Form 10QSB
period 2004-06-30
FEMINIQUE CORP
filed 2004-08-16
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       FOR

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

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

As of August 16, 2004, there were 14,845,725 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003




CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:


      Balance Sheet of June 30, 2004 - Unaudited                                                 Pages
                                                                                                  5-6

      Statement of Income (Operations) For the Six Months and Three Months                         7
      Ended June 30, 2004 and 2003 - Unaudited

      Statement of Cash Flows For the Six Months                                                   8
      Ended June 30, 2004 and 2003 - Unaudited

      Notes to Condensed Consolidated Financial Statements                                       9-15

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2004



                                     ASSETS


CURRENT ASSETS
  Cash                                                           $  304,843
  Finance Receivables - short term                                  243,295
                                                                 ----------

          TOTAL CURRENT ASSETS                                      548,138
                                                                 ----------

OTHER ASSETS
  Finance receivables - long-term                                   485,133
  Goodwill                                                            6,000
                                                                 ----------

          TOTAL OTHER ASSETS                                        491,133
                                                                 ----------

TOTAL ASSETS                                                     $1,039,271
                                                                 ==========



     The accompanying notes are an integral part of the condensed financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                  JUNE 30, 2004


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable - Trade                                    $   35,253
   Accrued and other expenes                                       10,000
                                                               ----------

          TOTAL CURRENT LIABILITIES                                45,253
                                                               ----------


TOTAL LIABILITIES                                                  45,253
                                                               ----------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at June 30, 2004                           800,000
   Common stock, par value $.001 per share;                        14,846
       authorized 325,000,000 shares issued and 14,845,725
       outstanding at June 30, 2004
   Additional paid-in capital                                     175,072
   Retained earnings                                                4,100
                                                               ----------

           TOTAL STOCKHOLDERS' EQUITY                             994,018
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,039,271
                                                               ==========



     The accompanying notes are an integral part of the condensed financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
       CONDENSED CONSOLIDATED STATEMENT OF INCOME (OPERATIONS) - UNAUDITED
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                              FOR THE NINE MONTHS ENDED            FOR THE THREE MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                                2004             2003               2004             2003
                                            ------------     ------------      ------------      ------------
REVENUES
    ROYALTY INCOME                          $     20,000     $     21,904                        $         --
    FINANCING INCOME                             281,583               --           153,792                --
                                            ------------     ------------      ------------      ------------
              TOTAL INCOME                       301,583           21,904           153,792                --

COSTS AND EXPENSES
    Selling, general and administrative          299,079           50,000           163,981                --
                                            ------------     ------------      ------------      ------------
              TOTAL COSTS AND EXPENSES           299,079           50,000           163,981                --
                                            ------------     ------------      ------------      ------------

NET INCOME (LOSS) BEFORE OTHER INCOME              2,504          (28,096)          (10,189)               --

OTHER INCOME
   Other income - interest                         1,596            1,435             1,352               168
                                            ------------     ------------      ------------      ------------
              TOTAL OTHER INCOME                   1,596            1,435             1,352               168
                                            ------------     ------------      ------------      ------------

NET INCOME (LOSS) AFTER OTHER INCOME        $      4,100     $    (26,661)     $     (8,837)     $        168
                                            ============     ============      ============      ============

BASIC INCOME (LOSS) PER COMMON SHARE        $      0.001     $     (0.002)     $     (0.001)     $         --
                                            ============     ============      ============      ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                            $         --     $     (0.002)     $     (0.001)     $         --
                                            ============     ============      ============      ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK - BASIC                       14,845,725        1,667,049        14,845,725         1,667,049
                                            ============     ============      ============      ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                     21,345,725        1,667,049        14,845,725         1,667,049
                                            ============     ============      ============      ============


     The accompanying notes are an integral part of the condensed financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                               2004           2003
                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                         $   4,100      $ (26,661)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)  TO
NET CASH (USED IN) OPERATING ACTIVITIES:

Common Stock issued for consulting                                543             --
Writeoff prepaid expenses                                       5,316             --
Reorganization adjustments                                      7,020             --
Common Stock issued for officer's salary                        6,020             --

CHANGES IN CERTAIN ASSETS AND LIABILITES
(Increase) in Finance Receivables                            (728,428)            --
(Increase) Decrease in Other receivables                           --
(Decrease) IncreaseAccounts payable - Trade                   (13,190)      (258,689)
(Decrease) Increase Accrued Expenses                           10,000             --
                                                            ---------      ---------

          NET CASH (USED IN) OPERATING ACTIVITIES            (708,619)      (285,350)
                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable and advances                      985,000
Issuance of Common Stock                                        7,178             --
                                                            ---------      ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES       992,178             --

NET INCREASE (DECREASE) IN CASH                               283,559       (285,350)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  21,284        303,683
                                                            ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 304,843      $  18,333
                                                            =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses      $ 529,933      $      --
                                                            =========      =========

   Conversion of accrued expenses                           $  89,538      $      --
                                                            =========      =========

   Conversion of notes payable                              $ 322,000      $      --
                                                            =========      =========

   Conversion of convertible promissory note                $ 800,000      $      --
                                                            =========      =========

   Goodwill                                                 $   6,000      $      --
                                                            =========      =========

   Conversion of debentures payable                         $ 575,000      $      --
                                                            =========      =========

     The accompanying notes are an integral part of the condensed financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       THE COMPANY AND PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2003 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

         The Company acquired on April 19, 2004 a third portfolio with a face value of $447,390 for $31,317. The Company will use for this third portfolio the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $31,317 has been recovered.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Changes in finance receivables for the six months ended June 30, 2004 were as follows:

                                                         Six Months Ended
                                                           June 30, 2004
                                                         ----------------
         Balance at beginning of period March 31, 2004      $ 812,412
         Acquisition of finance receivables                    31,317
         Income recognized on finance receivables             281,583
         Cash collections applied to principal                115,301
         Balance at end of the period                         728,428
                                                            ---------

                                                            =========

         C. PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

         F. DEFERRED INCOME TAXES

         Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at June 30, 2004 and 2003.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.        EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         The following is a reconciliation of the computation for basic and diluted EPS:

                                              June 30,        June 30,
                                                2004            2003
                                            -----------     -----------
         Net income (loss)                  $     4,100     $   (26,661)

         Weighted-average common shares
         Outstanding (Basic)                 14,845,725       1,667,049

         Weighted-average common stock
         Equivalents
           Stock options                             --              --
           Warrants                           6,500,000              --
                                            -----------     -----------
         Weighted-average common shares
         Outstanding (Diluted)               21,345,725       1,667,049
                                            ===========     ===========

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 2-        NOTES PAYABLE

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

         C. On December 2, 2003, the Company borrowed an additional $165,000 from a shareholder, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before January 2, 2005. This note is classified as a short-term note as the holder may convert at their discretion. The note is convertible into common shares at $0.0134 per share. The Company issued in May 2004, 827,067 of common stock shares to satisfy the debt.

         D. On October 2, 2003, the Company borrowed an additional $20,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The Company issued in May 2004, 100,250 shares of common stock to satisfy the debt.

         E. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Fund Ltd., evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short-term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 10% dividend. The preferred stock is convertible at $10 per share. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 3-           CONVERTIBLE DEBENTURES PAYABLE

                  The $575,000 of convertible debentures outstanding at December 31, 2002 mature by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. Upon approval of authorization of additional shares in accordance with the bankruptcy reorganization, the Company plans to issue common stock in exchange for discharge of debt. The debenture was converted into 9,340,593 shares pursuant to the approved bankruptcy plan. As of March 31, 2004 this debt was converted into common shares according to the bankruptcy reorganization.

NOTE 4-  STOCK OPTIONS

                  In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2004, the Company had no options outstanding under this plan.

NOTE  5- INCOME TAXES

                  The Company, as of June 30, 2004, has available approximately $23,000,000 of net operating loss carry forwards to reduce future Federal and State income taxes. Since there is no guarantee that the related deferred tax asset will be realized by reduction of taxes payable on taxable income during the carry forward period, a valuation allowance has been computed to offset in its entirety the deferred tax asset attributable to this net operating loss in the amount of approximately $920,000. The amount of the valuation allowance is reviewed periodically.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 6-           STOCK HOLDERS' EQUITY

                  The Company issued 80,000 shares of preferred stock at $10 per share in June 2004 to discharge the $800,000 convertible note promissory note payable to Artemis Equity Hedge Fund Ltd. See
                  Note 3.

                  The Company issued 24,988,534 shares of common stock for $7,178 to exercise existing warrants as of December 31, 2003. In addition, the Company issued an additional 25,005,733 shares of common stock for extinguishment of debt relating to bankruptcy reorganization.

                  The Company issued 827,067 shares of common stock at $0.1995 per share in May 2004 to discharge a shareholder's loan of $165,000. See Note 2.

                  The Company issued 100,250 shares of common stock at $0.1995 per share in May 2004 to discharge a $20,000 loan from Artemis Equity Hedge Fund. See Note 2.

                  On January 21, 2004 the Company entered into an agreement to acquire General Outsourcing Services, Inc., a corporation owned by the Chairman of the Company. The Company issued 4,230,000 shares at $0.0014 per share in June 2004 in consideration of this agreement.

                  On January 22, 2004 the Company entered into an employment agreement with its President and CEO, Max Khan to issue 4,300,000 shares. The company issued 4,300,000 shares of common stock at $.0014 per share in June 2004 as employment compensation for Mr. Max Khan.

                  The company issued 388,032 shares of common stock in exchange for consulting services. The 388,032 shares of common stock were issued at $0.0014 per share as payment for consulting services.

NOTE 7-          PLAN OF REORGANIZATION

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

                  The plan of reorganization acknowledges that Matterhorn Holdings, Inc. (`Matterhorn") contributed additional cash of $7,178 necessary to fund payments for administrative costs and secured creditors. In exchange for the cash contributions, the Company issued 24,988,534 of common stock.

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

OVERVIEW

The Company is now engaged in purchase and recovery of defaulted consumer receivables. It has raised and invested approximately $985,000 in capital and has begun executing on the new business plan. The Company continues to seek additional capital to invest into additional portfolios.


RESULTS OF OPERATIONS

REVENUE

The company generated $153,792 in revenue during the quarter ended June 30, 2004 versus $127,791 for quarter ended March 31, 2004. The Company did not have any revenues in the quarter ended June 30, 2003. The revenue was generated from two portfolios that are in recovery and servicing revenue from the management of Ramco Income Fund, Ltd.

OPERATING EXPENSES

      Total operating expenses were $163,981 for the three months ended June 30, 2004 versus $56,656 for the quarter ended March 31, 2004. The Company was a not in operation in the quarter ended June 30, 2003. The increase is largely due to full absorption of the Sand Diego office, hiring of additional personal and approximately $40,000 in audit, legal, printing and other expenses associated with the filing of Form 14C and holding of the Annual General Meeting. The Company is now incurring monthly expenses of approximately $10,000 per month for the San Diego office and non-cash expense of $18,356. The company expects payroll expenses to rise as it increases the pace of portfolio acquisitions. The Company incurred an interest expense of $15,917 during the quarter which has being eliminated due to the conversion of all outstanding notes into Preferred and Common Stocks. The $800,000 Artemis Equity Hedge Fund note was converted into 80,000 Preferred Shares effective June 30, 2004, and $190,000 in various other notes was converted into Common Stock. The Company currently has no short or long term liability.

Rent and Occupancy

      Rent and occupancy expenses were $12,000 for the three months ended June 30, 2004 versus $9,000 for the Quarter ended March 31, 2004. The company did not have rent expense for the three months ended June 30, 2003. The increase was attributable to newly leased space which serves as Corporate Headquarter.

Depreciation

      The Company did not record any depreciation expense for the three months ended March 31, 2004.


PURCHASE OF DEFAULTED RECEIVABLES

      During the three months ended June 30, 2004, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $447,390 at a cost of $31,317. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with three collection agencies on a contingency basis. The contingency fees in the industry ranges from 20% to 50% depending on the age of receivables. The Company has backup agency in place for redundancy purposes.


Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of June 30, 2004.

PURCHASE PERIOD PURCHASE PRICE(1) ACTUAL CASH COLLECTIONS       ESTIMATED
                PURCHASE PRICE(1) INCLUDING CASCASHLSALES (2)   COLLECTIONS (3)
  12/31/2003        $569,070          $383,233                   $1,352,982
   1/28/2004        $331,501          $115,301                   $1,065,639
   4/19/2004        $31,317             $4,400                      $80,530

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

Currency Risk

The Company plans to acquire defaulted receivable portfolios in the United Kingdom and such purchase may expose the company to adverse currency risks. The company had a realized gain of approximately $300 for the Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $502,885 and believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $285,000 from collections, net of contingency fee. One of our portfolios is currently performing below expectations but our recovery partner believes that we will start to hit our expectations once skip tracing is concluded. Our largest portfolio is performing well ahead of expectations. Following the conversion of the all outstanding notes, and continuing cash flow from our portfolios, the Company is looking increase the pace of portfolio acquisitions.

The Company incurred an interest expense of $15,917 for the three months ended June 30, 2004 versus $3,237 for the quarter ended March 31, 2004.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.


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

THE COMPANY'S STOCK TRADES ON THE "PINK SHEETS" AND THER IS NOT LIQUIDITY.

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

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the foregoing, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting the Company's management to material information relating to the Company required to be included in the Company's Exchange Act reports.

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


                                     PART II


                                OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings except for the following:

On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceutics, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company's former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously.


ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 80,000 shares of preferred stock at $10 per share in June 2004 to discharge the $800,000 convertible note promissory note payable to Artemis Equity Hedge Fund Ltd.

The Company issued 24,988,534 shares of common stock for $7,178 to exercise existing warrants as of December 31, 2003. In addition, the Company issued an additional 25,005,733 shares of common stock for extinguishment of debt relating to bankruptcy reorganization.

The Company issued 827,067 shares of common stock at $0.1995 per share in May 2004 to discharge a shareholder's loan of $165,000.

The Company issued 100,250 shares of common stock at $0.1995 per share in May 2004 to discharge a $20,000 loan from Artemis Equity Hedge Fund.

On January 21, 2004 the Company entered into an agreement to acquire General Outsourcing Services, Inc., a corporation owned by the Chairman of the Company. The Company issued 4,230,000 shares at $0.0014 per share in June 2004 in consideration of this agreement.

On January 22, 2004 the Company entered into an employment agreement with its President and CEO, Max Khan to issue 4,300,000 shares. The Company issued 4,300,000 shares of common stock at $.0014 per share in June 2004 as employment compensation for Mr. Max Khan.

The Company issued 388,032 shares of common stock in exchange for consulting services. The 388,032 shares of common stock were issued at $0.0014 per share as payment for consulting services.

ITEM  3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20,2 004, the Company held its annual meeting of stockholders in which the following items were approved:


      o Max Khan, Gobind Sahney and Steven Lowe were elected as directors of the Company;

      o Bagell Josephs & Company LLC were ratified as auditors for the fiscal year ending 2004;

      o The amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 75,000,000 to 325,000,000;

      o The amendment to the Company's certification of incorporation to create 10,000,000 shares of blank check preferred stock;

      o The amendment to the Company's certification of incorporation to change the Company's name from Feminique Corporation to Receivable Acquisition & Management Corporation;

      o Approval of the Company's 2004 Statutory and Non Statutory Stock Option Plan; and

      o     Approval of a 1-for-15 reverse stock split.


ITEM  4. OTHER INFORMATION

Not Applicable.

ITEM  5. EXHIBITS AND REPORTS ON FORM 10QSB

     (a) Exhibits:

      Exhibit
      Number            Description

      31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports for 8-K None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date:  August 16, 2004

                                                    By: /s/ Max Khan
                                                        ------------------------
                                                        Max Khan
                                                        Chief Executive Officer
                                                        Chief Financial Officer
                                                        Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                     /S/ MAX KHAN
                                                     --------------------------
                                                     By: Max Khan
                                                     Chief Executive Officer,
                                                     Chief Financial Officer
                                                     and Director

                                                     Date: Aug 16, 2004