Form 10KSB
period 2004-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2004-12-29
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

                         Commission File Number 0-17750

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB..

Issuer's revenues for its most recent fiscal year: $548,405

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 4, 2003 was $151,820 (based on the last reported sale price of $.10 per share on December 17, 2004).

The number of shares of the registrant's common stock outstanding as of December 4, 2004 was 14,845,725.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES [ ] NO [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


PART I

ITEM 1.           DESCRIPTION OF BUSINESS

                  RISK FACTORS

ITEM 2.           DESCRIPTION OF PROPERTY

ITEM 3.           LEGAL PROCEEDINGS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



ITEM 7.           FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.          CONTROLS AND PROCEDURES

ITEM 8B.          OTHER INFORMATION

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.          EXHIBITS

ITEM 14.          PRINCIPAL ACCOUNTANT FEES & SERVICES

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


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Receivable Acquisition & Management Corporation (the "Company") is in the business of acquiring and collecting portfolios of distressed consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

o charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

o sub-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

o    freshly charged-off accounts that have not been assigned for collection.

We generally acquire these consumer receivable portfolios at a significant discount to the amount actually owed by the debtors. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and establish a purchase price based on expected recovery and our internal rate of return hurdle. After purchasing a portfolio, we outsource collections to carefully selected collection agencies and we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of credit cards, auto deficiencies, student loans, retail installment contracts, among other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

o    our direct relationships with credit originators; and

o    brokers who specialize in the sale of consumer receivable portfolios.

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and carefully analysis of collection agencies selected to service a portfolio. We believe in outsourcing 99% of its recovery efforts. We believe that we can never be experts in collecting all the various types of debt. We retain a handful of accounts internally for benchmarking purposes. Our philosophy is to keep overhead low and concentrate on our strengths of analysis and purchasing the portfolios at the right price.

The recovery process is largely done by collection agencies and law firms. Recovery process is generally handed over to lawyers when it is determined the debtor has the ability to satisfy his/her obligation but normal collection activities have not resulted in resolution.

In many ways investments are tailored to coincide with our recovery partner's strengths. In the United States, we believe there are approximately 4,800 collection agencies and law firms. Most are generalists and some are specialist in the various segments of the market. In many cases we have a choice dependent upon the circumstances of the investment. We look for certain tangible and intangible qualities in our recovery partners. Companies that have made investment in infrastructure that allow them to perform on an efficient and timely basis are selected. Prior to assigning a portfolio for collection standard informal audit of the recovery partner is done.

In the event of legal action, we seek attorneys/collection law firms that are located in the state of the debtor. The proximity of the agent to the debtor has a significant influence on the debtors' actions.

We use an internally developed incentive-based fee structure to negotiate the contingency fees of the recovery partners. This is a tiered method of paying the partner an increasing percentage of collections if they meet pre-agreed to hurdles. These hurdles are recovery of our investment plus returns in defined time periods. In most cases, an underestimation of the collection process involves the extension of the collection horizon. For instance, a debtor that is not in a position to immediately settle their obligation at the moment the obligation is purchased, is most likely to be in a position of being able to clear his/her credit in the foreseeable future if they are capable of gainful employment or expects their financial lot to improve. We will not write off these types of debtors but may extend our collection horizon to include the moment in time when collection/settlement is possible. We continuously weigh the benefits of selling the obligations versus holding it in anticipation of settlement. If we can realize an acceptable return within the expected horizon by selling the loan, the company will do so. In most cases an obligation becomes collectible at a point in time. Periodically, we will evaluate our portfolios to identify accounts with profiles that are inconsistent with our collection strategies. Such accounts can be offered for sale to a network of investors, collection agencies and law

Post acquisition administration of each portfolio and each account is vital to our business. Real time monitoring of portfolio performance and activity at the account level allows us to keep our recovery partners on their toes. The company uses database software that has all the information of a debtor and fees, interest and collections are regularly reconciled with reports from the collection agencies. Each portfolio administrator can manage up to 35,000 accounts on an ongoing basis. The software allows us to export data into Excel for more portfolio analysis. The company has adequate personnel in place to handle an additional 50,000 accounts.

For the years ended September 30, 2004 and September 30, 2003, our revenues were approximately $548,000, and $4,388 respectively, and our net income was approximately $91,000 and ($23,000), respectively. During these same years our cash collections were approximately $835,000 and $0, respectively.

INDUSTRY OVERVIEW

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

o    levels of consumer debt;

o    defaults of the underlying receivables; and

o    utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.0 trillion at August 31 2003. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005..

We believe that as a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

Our strategy is to acquire portfolios and outsource collections. We believe we differentiate ourselves from the rest of the field based on the following:

o    knowledge of quantitative and qualitative variables
o    knowledge of the history of debt under consideration for purchase
o understanding of portfolio's characteristics than the originator/seller of the debt.
o How the debt is originated - telemarketing, direct mail solicitation, face to face in the office, home, or casual event. We further look at why the individual took on the debt - was it to buy something of need or a spontaneous purchase.
o    Demographic of the debtor- socio economic category.
o Outsource to specialist recovery firms and avoiding pressure to keep internal collection personnel busy.

We have invested significant resources in developing a proprietary analytical tool that takes into accounts all the value objects. Our proprietary database analysis application is able to cleanse and format raw data, sort and produce reports and statistics that analyze the predictability of collection of a pool under consideration such as geographic dispersion, statute analysis, recovery history, etc. This is coupled with a bottom up approach resulting in selection of portfolios with highest probability of collection, and valuation and finally pricing. Final purchase decisions are based on our multiple regression models that determine the likelihood of payment by analyzing both the demographic and account-level data of a given portfolio and comparing it our database of accounts and feedback from our recovery partners This is coupled with internally developed statistical models that attempt to score and map out a potential recovery curve of a given portfolio. By implementing a multi-tier approach, our analysis will result in the selection of portfolios with highest probability of collection, and valuation and finally rational pricing. This rigorous disciplined approach does not permit paying more than established range.

We believe we can grow the business by managing collections efficiently, paying the right price for portfolios, expanding relationships with credit originators, country diversification and maintaining a low fixed overhead although we cannot provide guarantees. We believe that as a result of our management's experience and expertise, and the fragmented yet growing market in which we operate, we are well-positioned to successfully implement our strategy.

We are a Delaware corporation whose principal executive offices are located at 140 Broadway, 46th Floor, New York, NY 10005. Unless the context otherwise requires, the terms "we", "us" or "our" as used herein refer to Receivable Acquisition & Management Corporation and our subsidiary.

CONSUMER RECEIVABLES BUSINESS

Due to our capital constraints the Company has not been able to purchase large portfolios and the portfolios it has acquired are through

o our relationships with industry participants, collection agencies, and resellers;

o    brokers who specialize in the sale of consumer receivable portfolios; and

o    other sources.

We utilize our relationships with brokers, recovery partners and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

o coordinating due diligence, including in some cases on-site visits to the seller's office;

o     stratifying and analyzing the portfolio characteristics;

o     valuing the portfolio;

o     preparing bid proposals;

o     negotiating pricing and terms;

o     closing the purchase; and

o co-ordinating the receipt of account documentation for the acquired portfolios.

The seller or broker typically supplies us with either a sample listing or the actual portfolio being sold on compact disk, a diskette or other form of media. We analyze each consumer receivable portfolio to determine if it meets our purchasing criteria. We may then prepare a bid or negotiate a purchase price. If a purchase is completed, senior management monitors the portfolio's performance and uses this information in determining future buying criteria and pricing.

We purchase receivables at discounts from the balance actually owed by the consumer. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

o The number of collection agencies previously attempting to collect the receivables in the portfolio;

o    the average balance of the receivables;

o    the age of the receivables;

o    number of days since charge-off;

o    payments made since charge-off; and

o    demographics

Once a receivable portfolio has been identified for potential purchase, we prepare various analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously serviced by our recovery partners or potential recovery partners. In addition, we perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, members of our senior management discuss the findings, decide whether to make the purchase and finalize the price at which we are willing to purchase the portfolio.

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our recovery partners through privately negotiated direct sales or through a bidding process. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

o    adequate internal controls to detect fraud;

o    the ability to provide post sale support; and

o    the capacity to honor buy-back and return warranty requests.

Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. However, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

o    debts paid prior to the cutoff date;

o    debts in which the consumer filed bankruptcy prior to the cutoff date;

o    debtor is incarcerated; and

o    debts in which the consumer was deceased prior to cutoff date.


RECEIVABLE SERVICING

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner. Once a portfolio has been acquired, we or our recovery partner generally download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our recovery partners send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify the three major credit reporting agencies of our new ownership of the receivables. We presently outsource all our collections to collection agencies. After assignment to a collection agency we actively monitor and review the collection agency's performance on an ongoing basis.

Customer Service

The customer service department is responsible for:

o handling incoming calls from debtors and collection agencies that are responsible for collecting on our consumer receivable portfolios;

o coordinating customer inquiries and assisting the collection agencies in the collection process.

PORTFOLIO SALES

We sell portfolios if they do not meet our internal rate of return hurdle or if we can achieve our returns through a sale.

Marketing

The Company has established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. In addition, the Company subscribes to national publications that list consumer receivable portfolios for sale. The Company also directly contacts banks, finance companies or other credit providers to solicit consumer receivables for sale.

COMPETITION

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

     o other purchasers of consumer receivables, including third-party collection companies; and

     o   other financial services companies who purchase consumer receivables.

Some of our competitors are larger and more established and may have substantially greater financial, technological, personnel and other resources than we have, including greater access to capital markets.

MANAGEMENT INFORMATION SYSTEMS

We have upgraded our information system to make tracking of collection activities more efficient. In addition, we rely on the information technology of our third-party recovery partners and periodically review their systems to ensure that they can adequately service our consumer receivable portfolios.

EMPLOYEES

As of September 30, 2004, we had 6 full-time employees.

RISK FACTORS

You should carefully consider these risk factors in evaluating the Company. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, results of operation or financial condition could be adversely affected, the trading price of our common stock could decline and shareholders might lose all or part of their investment.

WE MAY NOT BE ABLE TO PURCHASE CONSUMER RECEIVABLE PORTFOLIOS AT FAVORABLE PRICES OR ON SUFFICIENTLY FAVORABLE TERMS OR AT ALL ANDOUR SUCCESS DEPENDS UPON THE CONTINUED AVAILABILITY OF CONSUMER RECEIVABLE PORTFOLIOS THAT MEET OUR PURCHASING CRITERIA AND OUR ABILITY TO IDENTIFY AND FINANCE THE PURCHASES OF SUCH PORTFOLIOS.

         The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

     o  the continuation of the current growth trend in consumer debt;

     o the continued volume of consumer receivable portfolios available for sale; and

     o competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

     We have seen at certain times that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods. The growth in consumer debt may also be affected by:

     o  a slowdown in the economy;

     o  reductions in consumer spending;

     o  changes in the underwriting criteria by originators; and

     o  changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt growth trend could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND CAUSE OUR STOCK PRICE TO DECLINE.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

     o the timing and amount of collections on our consumer receivable portfolios;

     o our inability to identify and acquire additional consumer receivable portfolios;

     o a decline in the estimated value of our consumer receivable portfolio recoveries;

     o increases in operating expenses associated with the growth of our operations; and

     o   general and economic market conditions.

WE MAY NOT BE ABLE TO RECOVER SUFFICIENT AMOUNTS ON OUR CONSUMER RECEIVABLE PORTFOLIOS TO RECOVER THE COSTS ASSOCIATED WITH THE PURCHASE OF THOSE PORTFOLIOS AND TO FUND OUR OPERATIONS.

         In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs.

         Our ability to recover on our portfolios and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to certain terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement receivables. However, we cannot guarantee that any of such sellers will be able to meet their payment obligations to us. Accounts that we are unable to return to sellers may yield no return. If cash flows from operations are less than anticipated as a result of our inability to collect sufficient amounts on our receivables, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

WE ARE SUBJECT TO INTENSE COMPETITION FOR THE PURCHASE OF CONSUMER RECEIVABLE PORTFOLIOS AND, AS A RESULT OF THIS COMPETITION, IF WE ARE UNABLE TO PURCHASE RECEIVABLE PORTFOLIOS, OUR PROFITS, IF ANY, WILL BE LIMITED.

         We compete with other purchasers of consumer receivable portfolios, with third-party collection agencies and with financial services companies that manage their own consumer receivable portfolios. We compete on the basis of reputation, industry experience and performance. Some of our competitors have greater capital, personnel and other resources than we have. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to consumer receivable portfolios. Aggressive pricing by our competitors could raise the price of consumer receivable portfolios above levels that we are willing to pay, which could reduce the number of consumer receivable portfolios suitable for us to purchase or if purchased by us, reduce the profits, if any, generated by such portfolios. If we are unable to purchase receivable portfolios at favorable prices or at all, our revenues and earnings could be materially reduced.

FAILURE OF OUR THIRD PARTY RECOVERY PARTNERS TO ADEQUATELY PERFORM COLLECTION SERVICES COULD MATERIALLY REDUCE OUR REVENUES AND OUR PROFITABILITY, IF ANY.

         We are dependent upon outside collection agencies to service all our consumer receivable portfolios. Any failure by our third party recovery partners to adequately perform collection services for us or remit such collections to us could materially reduce our revenues and our profitability. In addition, our revenues and profitability could be materially adversely affected if we are not able to secure replacement recovery partners and redirect payments from the debtors to our new recovery partner promptly in the event our agreements with our third-party recovery partners are terminated, our third-party recovery partners fail to adequately perform their obligations or if our relationships with such recovery partners adversely change.

OUR COLLECTIONS MAY DECREASE IF BANKRUPTCY FILINGS INCREASE.

         During times of economic recession, the amount of defaulted consumer receivables generally increases, which contributes to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor's assets are sold to repay credit originators, but since the defaulted consumer receivables we purchase are generally unsecured we often would not be able to collect on those receivables. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivables portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS IF WE ARE UNABLE TO GENERATE FUNDING FROM THIRD PARTY FINANCING SOURCES

If we are unable to access external sources of financing, we may not be able to fund and grow our operations. The failure to obtain financing and capital as needed would limit our ability to:

     o   purchase consumer receivable portfolios; and

     o   achieve our growth plans.

WE USE ESTIMATES FOR RECOGNIZING REVENUE ON A MAJORITY OF OUR CONSUMER RECEIVABLE PORTFOLIO INVESTMENTS AND OUR EARNINGS WOULD BE REDUCED IF ACTUAL RESULTS ARE LESS THAN ESTIMATED.

         We recognize finance income on a majority of our consumer receivable portfolios using the interest method. We only use this method if we can reasonably estimate the expected amount and timing of cash to be collected on a specific portfolio based on historic experience and other factors. Under the interest method, we recognize finance income on the effective yield method based on the actual cash collected during a period, future estimated cash flows and the portfolio's carrying value prior to the application of the current quarter's cash collections. The estimated future cash flows are reevaluated quarterly. If future cash collections on these portfolios were less than what was estimated, we would recognize less than anticipated finance income or possibly an expense that would reduce our earnings during such periods. Any reduction in our earnings could materially adversely affect our stock price.

WE MAY NOT BE SUCCESSFUL AT ACQUIRING RECEIVABLES OF NEW ASSET TYPES OR IN IMPLEMENTING A NEW PRICING STRUCTURE.

         We may pursue the acquisition of receivable portfolios of asset types in which we have little current experience. We may not be successful in completing any acquisitions of receivables of these asset types and our limited experience in these asset types may impair our ability to collect on these receivables. This may cause us to pay too much for these receivables, and consequently, we may not generate a profit from these receivable portfolio acquisitions.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO SUCCESSFULLY ACQUIRE RECEIVABLE PORTFOLIOS.

         Our Chairman Gobind Sahney, our President and Chief Executive Officer, Max Khan, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Gobind Sahney or Max Khan could disrupt our operations and adversely affect our ability to successfully acquire receivable portfolios.

GOVERNMENT REGULATIONS MAY LIMIT OUR ABILITY TO RECOVER AND ENFORCE THE COLLECTION OF OUR RECEIVABLES.

         Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

     o   the Fair Debt Collection Practices Act;

     o   the Federal Trade Commission Act;

     o   the Truth-In-Lending Act;

     o   the Fair Credit Billing Act;

     o   the Equal Credit Opportunity Act; and

     o   the Fair Credit Reporting Act.

         Additional laws may be enacted that could impose additional restrictions on the servicing and collection of receivables. Such new laws may adversely affect the ability to collect the receivables.

         Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia and Puerto Rico, there can be no assurance that all original servicing entities have at all times been in substantial compliance with applicable law. Additionally, there can be no assurance that we or our recovery partners have been or will continue to be at all times in Substantial compliance with applicable law. The failure to comply with applicable law could materially adversely affect our ability to collect our receivables and could subject us to increased costs and fines and penalties. In addition, our third-party recovery partners may be subject to these and other laws and their failure to comply with such laws could also materially adversely affect our revenues and earnings.

CLASS ACTION SUITS AND OTHER LITIGATION IN OUR INDUSTRY COULD DIVERT OUR MANAGEMENT'S ATTENTION FROM OPERATING OUR BUSINESS AND INCREASE OUR EXPENSES.

         Certain originators and recovery partners in the consumer credit industry have been subject to class actions and other litigation. Claims include failure to comply with applicable laws and regulations and improper or deceptive origination and servicing practices. If we become a party to such class action suits or other litigation, our results of operations and financial condition could be materially adversely affected.

IF A SIGNIFICANT PORTION OF OUR SHARES AVAILABLE FOR RESALE ARE SOLD IN THE PUBLIC MARKET, THE MARKET VALUE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

         Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 14,850,000 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 950,000 shares of our common stock were outstanding as of the date here of which 900,000 were vested and the exercise prices of such options were substantially higher than the current market price of our common stock. The remainder of such options will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2004 there were 1,550,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 140 Broadway, 46th Floor, New York, New York 10005 and 2002 Jimmy Durante Boulevard,Del Mar, California 92014, respectively. We believe that our existing facilities are adequate for our current and anticipated needs. We lease our New York facilities at $2,700 per month and such lease expires on January 30, 2005. We lease our California facilities at $1,300 per month and such lease expires in March 2009.


ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings nor is any of the Company's property the subject of any pending legal proceedings except for the following:

On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company's former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On April 20, 2004, the Company held its annual meeting of stockholders in which the following items were approved:


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

     o The amendment to the Company's certification of incorporation to change the Company's name from Receivable Acquisition & Management Corporation to Receivable Acquisition & Management Corporation;

     o Approval of the Company's 2004 Statutory and Non Statutory Stock Option Plan; and Approval of a 1-for-15 reverse stock split

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since May 2004, our common stock, par value $.001 per share, had been quoted on the Pink Sheets under the symbol "RCVA". Prior to May 2004, there was no market for our common stock. The Company has filed the necessary application for NASDAQ- Bulletin Board listing and we have not received approval yet. The last reported price as of December 17, 2004 was $0.10 per share.

--------------------------------------------------------------------------------
Quarter Ended                            High ($)           Low ($)
--------------------------------------------------------------------------------
December 31, 2004(1)                     .25                .10
--------------------------------------------------------------------------------
September 30, 2004                       .45                .01
--------------------------------------------------------------------------------
June 30, 2004                            .80                .45
--------------------------------------------------------------------------------

(1) Though December 27, 2004

HOLDERS

         As of December 27, 2004, we had approximately 674 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

         We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

EQUITY COMPENSATION PLANS

         As of September 30, 2004, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                 Weighted-average    Number of securities
                                                                                  exercise price      remaining available
                                                                                  of outstanding      for future issuance
                                                     Number of Securities to be      options,            under equity
                                                      issued upon exercise of      warrants and       compensation plans
                                                       outstanding options,           rights         (excluding securities
Plan Category                                           warrants and rights                          reflected in column (a)
Equity compensation plans approved by
security holders                                              2,500,000               $0.15               1,550,000
Equity compensation plans not approved
by security holders                                                  --                  --                      --
Total                                                         2,500,000               $0.15               1,550,000

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 18 and the Risk Factors beginning on page 7.

SUBSEQUENT EVENTS

On November 23, 2004, the Company sold its U.K. portfolio for (pound)153,361 (approximately $290,000). The Company had acquired the portfolio of receivable in January, 2004 for $331,500 and collected approximately $197,000 through the end of October 2004. The Company has also entered into a six month forward flow agreement with a U.K based financial services company. The forward flow is for approximately (pound)500,000 ($950,000) in face value.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003

REVENUES
Total revenue for the twelve months ended September 30, 2004 was $548,405 compared to $4,388 in the year ended September 30, 2003. The revenue increase is primarily from income from receivable portfolios and servicing fees. The Company was a non-operating shell during the year ended September 2003. The income from receivable portfolios was generated by two portfolios and servicing fees were generated from Ramco Income Fund Ltd. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2004, we acquired new portfolios with a face value in excess of $34,000,000 at a cost of $931,327. The face value represents the outstanding balance owed by debtors at the time of sale and the Company expects to collect only a small percentage of the outstanding balance. The Company used the accretion method based on SOP03-3 for revenue recognition and recovery method for small portfolios. The Company sold the U.K portfolio in November, 2004 due to underperformance and sale price allowed the Company to meet its internal rate of return objective.

During the year ended, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund limited. Servicing fees received under this arrangement were $27,911 for the year ended September 30, 2004. The Fund continues to invest in additional portfolios and the Company expects to generate significant servicing fee going forward. Upon the redemption of underlying investors in the Fund, the company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time.

TOTAL OPERATING EXPENSES
Total operating expenses were $418,277 for the year ended September 30, 2004 compared to $28,096 for the year ended September 30, 2003, an increase of $390,181. This increase in operating expenses reflects the execution of new business strategy which led to the hiring of new management and personnel, expenses related to our servicing subsidiary, General Outsourcing Inc. and legal and accounting fees associated with pre and post reorganization and recapitalization of the Company.

The largest component of total operating expenses is legal and accounting of $140,000, largely spent to make the company current with all its filings with the SEC and recapitalize the company post-reorganization. Normal operating expenses related to California and New York offices, salaries and employee benefits accounted for the rest. The Company expects overall expenses to rise modestly as we add additional staff to handle post-purchase portfolio servicing to meet expected increase in portfolio activity.

OTHER INCOME AND EXPENSE
For the year ended September 30, 2004, total interest expense was $20,357. All outstanding notes were converted into common shares or preferred shares. The Preferred share holders are entitled to annual cash dividend of 5% payable quarterly. The Company has no other contingent expense. The Company had interest income of $1,971 and gain of $1,172 on foreign currency translations.

INCOME TAXES
For the year ended September 30, 2004, the company recorded an income tax liability of $39,038 - an effective tax rate of 30% of pretax income.

NET INCOME (LOSS)
Net income for the twelve months ended September 30, 2004 was $91,090 compared to a net loss of $ 23,708 for the twelve months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
For the year ended September 30, 2004, the Company had working capital of $560,713 versus ($1,353,314) for the year ended September 30, 2003. The Company had $486,124 in cash and continues to generate sufficient cash to fund operations and portfolio purchases for the foreseeable future. We expect to raise additional capital through a credit facility in the next fiscal year.

CASH FLOWS AND EXPENDITURES

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

During the year ended September 30, 2004 we spent $931,889 on portfolio acquisitions and collected approximately $835,000 net of collection expenses. The Company was a non-operating entity during the year ended September 30, 2003. With the recent forward flow purchase arrangement the company will be effectively investing its cash flow on a monthly basis and have sustainable cash flow over the next twelve months.

During the year we generated $27,911 in servicing revenue from servicing Ramco Income Fund, Ltd. The Fund is almost fully invested into charged off receivables and we anticipate servicing fees to increase significantly over the next twelve months.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using three collection agencies and various law firms on a contingency basis.

Cash flow from operations was negative $527,338 for the year ended September 30, 2004 versus negative $282,399 for the year ended September 30, 2003. The negative cash flow is largely due to investments in portfolios that will yield cash flows over a five year period. The Company also spent a significant amount on post-reorganization costs.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2004 and all purchases of capital expenditures were funded with internal cash flow.

Net cash from financing activities was $992,178 for the year ended September 30, 2004. This reflected $990,000 from issuance of notes payables of which $190,000 was converted into common stock and $800,000 was converted into redeemable preferred stock.

CAPITAL RESOURCES
The cash flow from portfolios currently owned and the forward flow in pipeline would be adequate to meet our operating expenses. The company continues to explore other sources of capital for larger portfolio acquisitions.

INFLATION
We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2004.

CRITICAL ACCOUNTING POLICIES
The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position ("SOP") 03-03 to determine income recognized on finance receivables

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This report contains "forward-looking statements" within the meaning of the federal securities laws. All statements, other than statements of historical facts, included or incorporated into this Form 10-K are forward-looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions often characterize forward looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

     o    the availability of financing;

     o our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to purchase new receivables;

     o    our ability to purchase receivable portfolios on acceptable terms;

     o our continued servicing of the receivables in our securitization transactions and for the unrelated third party;

     o our ability to recover sufficient amounts on receivables to fund operations;

     o our ability to hire and retain qualified personnel to recover our receivables efficiently;

     o    changes in, or failure to comply with, government regulations; and

     o the costs, uncertainties and other effects of legal and administrative proceedings.

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

ITEM 7. FINANCIAL STATEMENTS

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES (FORMERLY RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    15

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of September 30, 2004 and 2003         16-17

     Consolidated Statements of Income (Operations) For the Years
      Ended September 30, 2004 and 2003                                    18

     Consolidated Statements of Stockholders' Equity (Deficit) for the
      Years Ended September 30, 2004 and 2003                              19

     Consolidated Statements of Cash Flows For the Years Ended
      September 30, 2004 and 2003                                          20

     Notes to Consolidated Financial Statements                            21-27

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbbsoro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Receivable Acquisition and Management Corporation and Subsidiaries 140 Broadway, 46th Floor, New York, New York 10005.


We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2004 and 2003, and the results of their consolidated operations, changes in consolidated stockholders' equity (deficit) and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
---------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

December 20, 2004

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003


                                     ASSETS


                                                      2004           2003
                                                 ------------    -----------

CURRENT ASSETS
   Cash                                            $ 486,124       $ 21,284
   Finance Receivables - short term                  208,112              -
   Prepaid expenses                                        -          5,316
                                                 ------------    -----------

              Total current assets                   694,236         26,600
                                                 ------------    -----------

OTHER ASSETS
   Finance Receivables - long-term                   422,532              -
   Deposit                                            97,763              -
                                                 ------------    -----------

              Total other assets                     520,295              -
                                                 ------------    -----------

TOTAL ASSETS                                      $1,214,531       $ 26,600
                                                 ============    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           SEPTEMBER 30, 2004 AND 2003


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             2004                2003
                                                                       ----------------    ----------------
CURRENT LIABILITIES
   Accounts payable - Trade                                                   $ 84,485           $ 578,376
   Accrued and other expenes                                                    10,000              89,538
   Notes payable                                                                                   137,000
   Income tax expense                                                           39,038                   -
   Convertible debentures payable                                                    -             575,000
                                                                       ----------------    ----------------

          Total current liabilities                                            133,523           1,379,914
                                                                       ----------------    ----------------

TOTAL LIABILITIES                                                              133,523          1,379,914
                                                                       ----------------    ----------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $10 per share;
      10,000,000 shares authorized in 2004, and
      80,000 shares issued and outstanding at September 30,
      2004.                                                                    800,000                   -
   Common stock, par value $.001 per share;
      325,000,000 and 50,000,000 shares authorized in 2004
      and 2003 and 14,845,725 and 25,005,733 shares issued                      14,846              25,005
      and outstanding at September 30, 2004 and 2003,
      respectively
   Additional paid-in capital                                                  175,072          35,012,966
   Retained earnings (accumulated deficit)                                      91,090         (35,446,673)

   Less: treasury stock, at cost (103,432 shares)                                   -             (944,612)

             Total stockholders' equity (deficit)                            1,081,008          (1,353,314)
                                                                       ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                                          $ 1,214,531            $ 26,600
                                                                       ================    ================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                           SEPTEMBER 30, 2004 AND 2003


                                                     2004             2003
                                                -------------     ------------
REVENUES
    Financing income                               $ 518,082              $ -
    Service and interest                              30,323            4,388
                                                -------------     ------------
              TOTAL INCOME                           548,405            4,388

COSTS AND EXPENSES
    Selling, general and administrative              418,277           28,096
                                                -------------     ------------
              Total costs and expenses               418,277           28,096
                                                -------------     ------------

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                         130,128          (23,708)

PROVISION FOR INCOME TAXES                           (39,038)               -
                                                -------------     ------------

NET INCOME (LOSS)                                   $ 91,090        $ (23,708)
                                                =============     ============

BASIC INCOME (LOSS) PER COMMON SHARE                 $ 0.011         $ (0.014)
                                                =============     ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                     $ 0.006         $ (0.014)
                                                =============     ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK - BASIC                            8,256,198        1,667,049
                                                =============     ============

AVERAGE WEIGHTED OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                         15,706,198        1,667,049
                                                =============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                               Additional   Accumulated
                                   Preferred              Common Stock          Paid-In       Equity       Treasury
                                Shares     Amount      Shares      Amount       Capital      (Deficit)       Stock        Total
                                ------     ------    ----------------------  ------------  -------------   ---------   ------------
BALANCE, SEPTEMBER 30, 2002          -   $       -    25,005,733  $ 25,005   $ 35,012,966  $ (35,422,965)  (944,612)   $(1,329,606)
Net loss for the year ended
  September 30, 2003                 -           -             -         -              -        (23,708)         -        (23,708)
                                ------   ---------   -----------  --------   ------------  -------------   ---------   ------------

BALANCE, SEPTEMBER 30, 2003          -   $       -    25,005,733  $ 25,005   $ 35,012,966  $ (35,446,673)  (944,612)   $(1,353,314)

Common stock issued for
cash exercise of warrants
December 31, 2003                    -           -    24,988,534    24,989        (17,889)             -          -          7,100

Common stock issued for
extinguishment of debt               -           -    25,005,733    25,006              -              -          -         25,006

Reverse stock split one for
fifteen                              -           -   (70,000,000)  (70,000)        70,000              -          -              -

Reorganization                       -           -             -         -    (35,077,723)    35,446,673    944,612      1,313,562

Common stock issued to
discharge loan of $20,000 -
May 2004                             -           -       100,250       100         19,900              -          -         20,000

Common stock issued to
discharge loan of $165,000 -
May 2004                             -           -       827,067       828        164,173              -          -        165,001

Common stock issued for
General Outsourcing
Corporation - May 2004               -           -     4,230,000     4,230          1,770              -          -          6,000

Common stock issued as
employment compensation -
May 2004                             -           -     4,300,000     4,300          1,720              -          -          6,020

Common stock issued for
consulting services
May - 2004                           -           -       388,408       388            155              -          -            543

Preferred stock issued
to discharge debt June -
2004                            80,000     800,000             -         -              -              -          -        800,000

Net income for the year
ended September 30, 2004             -          -             -          -              -         91,090          -         91,090
                                ------   ---------   -----------  --------   ------------  -------------   ---------   -----------

BALANCE, SEPTEMBER 30, 2004     80,000   $ 800,000    14,845,725  $ 14,846   $    175,072  $      91,090          -    $ 1,081,008
                                ======   =========   ===========  ========   ============  =============   =========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2004 AND 2003

                                                                             2004          2003
                                                                         -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                        $ 91,090      $ (23,708)
Adjustments to reconcile net income (loss)  to
net cash (used in) operating activities:

Common Stock issued for consulting                                              543              -
Writeoff prepaid expenses                                                     5,316              -
Reorganization - Other                                                        6,959              -
Goodwill Impairment                                                           6,000
Common Stock issued for officer's salary                                      6,020              -
                                                                                  -
Changes in Certain Assets and Liabilites                                          -
Acquisition of finance receivables, net of buybacks                        (931,327)             -
Collections applied to principal on finance receivables                     300,684              -
(Increase) Decrease in Exchange account                                     (97,763)
(Decrease) IncreaseAccounts payable - Trade                                  36,102       (258,691)
(Decrease) Increase Accrued Expenses                                         10,000              -
Increase in Income Taxes                                                     39,038              -
                                                                         -----------   ------------

          Net cash (used in) operating activities                          (527,338)      (282,399)
                                                                         -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable and advances                                    985,000
Issuance of Common Stock                                                      7,178              -
                                                                         -----------   ------------

              Net cash provided by financing activities                     992,178              -

NET INCREASE (DECREASE) IN CASH                                             464,840       (282,399)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                21,284        303,683
                                                                         -----------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                   $ 486,124       $ 21,284
                                                                         ===========   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses                    $ 529,933            $ -
                                                                         ===========   ============

   Conversion of accrued expenses                                         $ 879,538            $ -
                                                                         ===========   ============

   Conversion of notes payable                                            $ 322,000            $ -
                                                                         ===========   ============

   Conversion of convertible promissory note                              $ 800,000            $ -
                                                                         ===========   ============

   Goodwill                                                                $ 6,000             $ -
                                                                         ===========   ============

   Conversion of debentures payable                                       $ 575,000            $ -
                                                                         ===========   ============

   Common stock issued for services and compensation                        $ 6,563            $ -
                                                                         ===========   ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES (FORMERLY RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  THE COMPANY AND PRESENTATION

         Receivable Acquisition and Management Corporation and Subsidiaries (the "Company") was formerly Biopharmaceutics, Inc., In June 1999 pursuant to a meeting of the Board of Directors, Biopharmaceutics Inc, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of Biopharmaceutics, Inc., to Receivable Acquisition & Management Corporation.

         Biopharamceutics, Inc., after its restructuring in 1998 became a distributor of consumer feminine hygiene and family planning products which were sold nationwide in major chain stores, distributors and wholesalers.

         In December 1998, Biopharmaceutics, Inc., sold off its wholly owned subsidiary, Caribbean Medical Testing Center, Inc. ("CMT"). CMT was acquired by the Company in June, 1997 and was engaged primarily in the business of multi-phasic specialty medical testing and laboratory services throughout Puerto Rico. The Company also discontinued its manufacturing of generic pharmaceutical products.

         In August, 2000, Receivable Acquisition & Management
         Corporation and its subsidiary Quality Health Products, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code which was confirmed July 28, 2003.

         On November 25, 2003, the Receivable Acquisition & Management Corporation incorporated a wholly-owned subsidiary Receivable Acquisition and Management Corp of New York. The Company purchases, manages and collects defaulted consumer receivables.

         On April 21, 2004, Receivable Acquisition & Management Corporation amended its certificate of incorporation to increase its authorized number of shares of common stock from 75,000,000 shares to 325,000,000 shares. This amendment was approved by Receivable Acquisition & Management Corporation's shareholders at its April 20, 2004 annual meeting. The shareholders also changed the name of Receivable Acquisition & Management Corporation to Receivable Acquisition and Management Corporation.

         Receivable Acquisition & Management Corporation in anticipation of reorganizing on July 12, 2002, entered into an asset purchase agreement whereby it sold without limitations the rights to all the assets used in connection with its feminine hygiene business. The aggregate purchase price was the satisfaction of certain debt of $340,308 due the purchaser, Clay Park Labs, Inc., which was the pre-petition debt, and an amount not less than $350,000 and not more than $1,500,000 (additional purchase price). The additional purchase price is based on applicable percentages of net sales of the purchaser of feminine hygiene products sold. Receivable Acquisition & Management Corporation also recognized $1,700,076, which represented the debt exchanged for the rights to the assets. The agreement is for 5 years expiring July 12, 2007. The Company, pursuant to the bankruptcy order, assigned the purchase price and collateral to its secured creditors. The Company acknowledged that LRC North America and SSL Americas, Inc. held a first and second priority interest in the assets and in consideration for the release of the security interest assigned its interest in the agreement.

         The plan of reorganization acknowledges that Matterhorn
         Holdings, Inc. ("Matterhorn") contributed additional cash of $7,178 necessary to fund payments for administrative costs and secured creditors. In exchange for the cash contributions, the Company issued 24,988,534 shares of common stock.


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Company, on September 16, 2004 put $97,763 on deposit for a fourth portfolio. However, the Company did not take possession of the portfolio and received a full refund in October 2004.

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

         Changes in finance receivables for the year ended September 30, 2004 were as follows:


                                                                 Year Ended
                                                             September 30, 2004
                                                             ------------------
         Balance at beginning of period October 1, 2003       $               -
         Acquisition of finance receivables                             931,327
         Cash collections applied to principal                         (300,684)
                                                             ------------------
         Balance at the end of the period                               630,641
                                                             ==================

         Estimated Remaining Collections ("ERC") *            $       1,325,238
                                                             ==================

         * Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $518,082 for the year ended September 30, 2004.

         Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. Currently no amortized costs are below fair market value. Therefore, the Company has not recognized any impairment for the finance receivables.

         C.       PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


         D.  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2004.

`

         The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

         E.  FURNITURE AND EQUIPMENT

         Furniture and equipment when acquired will be stated at cost. Depreciation will be provided using straight-line method over the estimated useful lives of the assets.

         Maintenance and repairs are charged to operations when incurred. When assets are sold or otherwise disposed of, the asset accounts and related accumulated depreciation accounts are relieved, and any gain or loss is included in operations.

         F.  INCOME TAXES

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

         G.  USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during this reported period. Actual results could differ from those estimates.

         H.  STOCK-BASED COMPENSATION

         Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board
         (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

         I.  REVENUE RECOGNITION

         Revenue is recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

         J.  Earnings (Loss) per share of common stock

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                           September 30,     September 30,
                                               2004              2003
                                          --------------     -------------

Net income (loss)                              $ 91,090      $   (23,708)
                                          --------------     -------------
Weighted-average common shares
Outstanding (Basic)                           8,256,198        1,667,049

Weighted-average common stock
Equivalents
  Stock options                                 950,000                -
  Warrants                                    6,500,000                -
                                          --------------     -------------
Weighted-average common shares
Outstanding (Diluted)                        15,706,198        1,667,049
                                          ==============     =============


         The weighted average of common shares for the year ended September 30, 2003 have been retroactively restated to account for the stock split which occurred in fiscal year ending September 30, 2004.

         G. RECENT ACCOUNT PRONOUNCEMENTS

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

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.


         H. RECLASSIFICATION

         Certain amounts in the September 30, 2003 Financial Statements have been reclassified to conform to the 2004 presentation.

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

         C. On December 2, 2003, the Company borrowed an additional $165,000 from a shareholder evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before January 2, 2005. This note is classified as a short-term note as the holder may convert at their discretion. The note is convertible into common shares at $0.0134 per share. The Company issued in May 2004, 827,067 of common stock shares to satisfy the debt.

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

         E. On December 11, 2003, the Company borrowed an additional $800,000 from Equity Hedge Fund Ltd. evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 5% dividend. The preferred stock is convertible at the greater of $1 and market price eighteen month after issuance. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.


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

NOTE 4-  STOCK OPTIONS

         In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2004, the Company had no options outstanding under this plan.

NOTE  5- INCOME TAXES

                  The income tax accounting reported within these statements is summarized as follows:

                                            September 30,   September 30,
                                                 2004            2003
                                            -------------  --------------
Provision

Current:
     Federal                                   $ (30,038)            $ -
     State                                        (9,000)              -
                                            -------------  --------------
        Total Current                            (39,038)              -

Deferred                                               -               -
                                            -------------  --------------
Total provision for income taxes               $ (39,038)            $ -
                                            =============  ==============

         The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.


NOTE 6-  STOCK HOLDERS' EQUITY (DEFICIT)

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

         The Board of Directors approved a 1 for 15 reverse stock split at the shareholders meeting on April 21, 2004. The September 30, 2004 shares have been retroactively restated to reflect the reverse stock split.

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

         The company issued 388,408 shares of common stock in exchange for consulting services. The 388,408 shares of common stock were issued at $0.0014 per share as payment for consulting services.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation as of the end of the period covered by this annual report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, age, and position of each of our directors and executive officers.

    Name                      Age     Present Principal Employment
    ----                      ---     ----------------------------

Max Khan                      38      Director, President, CEO and CFO
Gobind Sahney                 42      Chairman
Steven Lowe                   45      Director and Secretary


Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 42, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 38, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan is currently on the board of directors of MRU Holdings Inc. a NASDAQ traded education finance company. Mr. Khan is also the co-founder of NewTrad Investors Inc., a hedge fund advisory firm specializing in advising Japanese institutions in their diversification into alternative assets. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and an MBA from Pace University (New York). He is married with 2 children and lives in New York.

Steven Lowe, age 45, is a practicing attorney. He is the founder of Lowe Law. Mr Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2004 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2002, 2003 and 2004 to:

     o   Each person who served as our chief executive officer during 2004; and

     o Our other executive officers whose total annual salary and bonus in 2004 exceeded $100,000.

                                                                                    Long-Term
                                              Salary       Bonus               Compensation Awards:
Name and Principal Position      Year        Annual Compensation           Securities Underlying Options
---------------------------      ----        -------------------           -----------------------------
Max Khan                         2003         $       -    None                           None
CEO & CFO                        2004         $ 100,000    None                          150,000
Gobind Sahney, Chairman          2003         $       -                                   None
                                 2004         $ 100,000                                  150,000

EMPLOYMENT AND SEPARATION AGREEMENT

The Company has an employment agreement with Max Khan. The employment agreement is for a term of 3years and provides that Mr. Khan is entitled to receive $180,000in annual compensation. There are no separation agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2004 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

NAME AND ADDRESS               AMOUNT AND NATURE OF
BENEFICIAL OWNER               BENEFICAL OWNERSHIP       PERCENT OF CLASS
----------------               -------------------       ----------------
Gobind Sahney                          870,000              5.80%
Lisa Sahney Trust                    1,740,000             11.72%
Max Khan                             2,900,000             19.53%
Mehtab Sultana                       1,300,000              8.76%
Steven Lowe (1)                         50,000
John Figliolini (2)                  2,181,243             14.69%

All Directors and Officers
  as a group (3 persons)             3,820,000             25.73%


(1)  Represents fully vested options granted in 2004.

(2)  Does not include 6,560,000 warrants held by Matterhorn Holdings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Figliolini is a beneficial owner of Matterhorn Holdings which has a consulting relationship with the Company.

On December 2, 2003, the Company borrowed $165,000 from individuals affiliated with Mr. John Figliolini evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before January 2, 2005. This note is classified as a short-term note as the holder may convert at their discretion. The note is convertible into common shares at $0.0134 per share. The Company issued in May 2004, 827,067 of common stock shares to satisfy the debt.

On October 2, 2003, the Company borrowed $20,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The Company issued in May 2004, 100,250 shares of common stock to satisfy the debt.

On December 11, 2003, the Company borrowed $800,000 from Equity Hedge Fund Ltd. evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 5% dividend. The preferred stock is convertible at the greater of $1 and market price eighteen month after issuance. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)


                            Fiscal Year Ending         Fiscal Year Ending
                             September 30, 2004       September 30, 2003

Audit Fees                        $15,000                   $15,000

Audit Related Fees                 $5,000                   $10,000

Tax Fees                           $1,000                   $1,500

All Other Fees                       $0                       $0

Total                             $21,000                   $26,500

Audit Fees for the fiscal years ended September 30, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2004 and 2003 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended September 30, 2004 and 2003 were for professional services related to tax compliance, tax authority audit support and tax planning.

 There were no fees that were classified as All Other Fees as of the fiscal years ended September, 2004 and 2003.

 As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures

ITEM 14. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

   Exhibit
   Number       Description

    31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the arbanes-Oxley Act of 2002.

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RECEIVABLE  ACQUISITION & MANAGEMENT CORPORATION




                                             /s/  Max Khan
                                             -------------
                                             By: Max Khan
                                             Chief Executive Officer,
                                             Chief Financial/Accounting Officer,
                                             Chief Accounting Officer
                                             Director
                                             Date: December 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                                          /s/  Max Khan
                                          -------------
                                          By:  Max Khan
                                          Chief Executive/Accounting Officer,
                                          Chief Financial Officer and Director
                                          Date: December 28, 2004



                                          /s/  Gobind Sahney
                                          ------------------
                                          By:  Gobind Sahney
                                          Chairman of the Board
                                          Date: December 28, 2004



                                          /s/  Steven Lowe
                                          ----------------
                                          By:  Steven Lowe
                                          Director
                                          Date: December 28, 2004