Form 10QSB
period 2004-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2005-02-14
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     1-9370

                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of February 14, 2005, there were 14,870,601 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES |_| NO |X|

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

            & OPERATIONS RISK FACTORS

ITEM 3.     CONTROLS AND PROCEDURES

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

      Balance Sheet of December 31, 2004 - Unaudited                       Pages
                                                                            5-6

      Statement of Income (Operations) For the Three Months                  7
      Ended December 31, 2004 and 2003 - Unaudited

      Statement of Cash Flows For the Three Months                           8
      Ended December 31, 2004 and 2003 - Unaudited

      Notes to Condensed Consolidated Financial Statements                 9-16

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  777,419
  Finance Receivables - short term                                       135,679
                                                                      ----------

          TOTAL CURRENT ASSETS                                           913,098
                                                                      ----------

OTHER ASSETS
  Finance receivables - long-term                                        275,468
                                                                      ----------

          TOTAL OTHER ASSETS                                             275,468
                                                                      ----------

TOTAL ASSETS                                                          $1,188,566
                                                                      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                DECEMBER 31, 2004

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - Trade                                           $   20,946
   Accrued and other expenses                                             23,119
   Income tax expense                                                     20,583
                                                                      ----------

          TOTAL CURRENT LIABILITIES                                       64,648
                                                                      ----------

TOTAL LIABILITIES                                                         64,648
                                                                      ----------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at December 31, 2004                              800,000
   Common stock, par value $.001 per share;                               14,871
       authorized 325,000,000 shares issued and 14,870,601
       outstanding at December 31, 2004
   Additional paid-in capital                                            180,047
   Retained earnings                                                     129,000
                                                                      ----------

           TOTAL STOCKHOLDERS' EQUITY                                  1,123,918
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,188,566
                                                                      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
       CONDENSED CONSOLIDATED STATEMENT OF INCOME (OPERATIONS) - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                           FOR THE THREE MONTHS ENDED
                                                              DECEMBER 31, 2004
                                                           2004               2003
                                                       ------------       ------------
REVENUES
    ROYALTY INCOME                                     $         --       $     20,000
    FINANCING INCOME                                        113,744                 --
    GAIN ON SALE OF FINANCE RECEIVABLE                       87,514                 --
    SERVICE INCOME                                           29,977                 --
                                                       ------------       ------------
              TOTAL INCOME                                  231,235             20,000

COSTS AND EXPENSES
    Selling, general and administrative                     163,343             78,442
                                                       ------------       ------------
              TOTAL COSTS AND EXPENSES                      163,343             78,442
                                                       ------------       ------------

NET INCOME (LOSS) BEFORE OTHER INCOME                        67,892            (58,442)

OTHER INCOME
   Other income - interest                                      601                 60
                                                       ------------       ------------
              TOTAL OTHER INCOME                                601                 60
                                                       ------------       ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX      $     68,493       $    (58,382)
                                                       ============       ============

PROVISION FOR INCOME TAXES                                  (20,583)                --
                                                       ------------       ------------

NET INCOME (LOSS)                                            47,910            (58,382)
                                                       ============       ============

LESS PREFERRED STOCK DIVIDEND                               (10,000)                --
                                                       ------------       ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK               $     37,910       $    (58,382)
                                                       ------------       ------------

BASIC INCOME (LOSS) PER COMMON SHARE                   $      0.003       $     (0.032)
                                                       ============       ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                       $      0.002       $     (0.032)
                                                       ============       ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                  14,870,601          1,811,910
                                                       ============       ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                                22,320,601          1,811,910
                                                       ============       ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                      $  47,910    $ (58,382)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES
Proceeds from sale of portfolio - net of gain              205,736           --
Acquisition of finance receivables, net of buybacks       (100,444)    (569,071)
Collections applied to principal on finance receivables    114,205           --
(Increase) Decrease in Exchange account                     97,763           --
(Decrease) Increase Accounts payable - Trade               (63,539)     (29,575)
(Decrease) Increase Accrued Expenses                        18,119       33,970
(Decrease) Increase in Income Taxes                        (18,455)          --
                                                         ---------    ---------

        NET CASH (USED IN) OPERATING ACTIVITIES            301,295     (623,058)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                      --      985,000
Issuance of common stock                                        --        7,100
Preferred stock dividend                                   (10,000)          --
                                                         ---------    ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES          (10,000)     992,100

NET INCREASE (DECREASE) IN CASH                            291,295      369,042

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              486,124       21,284
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 777,419    $ 390,326
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of notes payable                           $   5,000    $      --
                                                         =========    =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. THE COMPANY AND PRESENTATION

      The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2004 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

      The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

      In August 2000,  the Company and its subsidiary  Quality Health  Products,
      Inc. filed for reorganization under Chapter 11 of the United States bankruptcy Code that was confirmed July 28, 2003.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

      The Company on September 16, 2004 put $97,763 on deposit for the fourth portfolio. However, the Company did not take possession of the portfolio and received a full refund in October 2004.

      The Company acquired on October 10, 2004 a new portfolio with a face value of $2,107,132 for $100,444. The Company will use for this portfolio the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $100,444 has been recovered.

      On November 23, 2004 the Company sold the portfolio with an original face value of $18,944,048 and an acquisition price of $331,051 for a sales price of $293,250. The Company recognized a gain of $87,514 on the sale. The carrying value of the portfolio at the time of sale was $205,736.

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

      Changes in finance receivables for the three months ended December 31, 2004 were as follows:

                                                           Three Months Ended
                                                            December 31, 2004
                                                            -----------------
      Balance at beginning of period  October 1, 2004         $   630,641
      Acquisition of finance receivables                          100,444
      Cash collections applied to principal                      (114,202)
      Sale of portfolio - net of gain                            (205,736)
                                                              -----------
      Balance at the end of the period                        $   411,147
                                                              ===========
      Estimated Remaining Collections ("ERC") *               $ 1,180,936
                                                              ===========

      * Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $113,744 for the three months ending December 31, 2004.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      C. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      D. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2004.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      J. EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                     December 31,   December 31,
                                                         2004          2003
                                                     -----------   -----------

      Net income (loss) after payment of preferred
          dividend                                   $    37,910   $   (58,382)
                                                     -----------   -----------
      Weighted-average common shares
      Outstanding (Basic)                             14,870,601     1,811,910

      Weighted-average common stock
      Equivalents
        Stock options                                    950,000            --
        Warrants                                       6,500,000            --
                                                     -----------   -----------

      Weighted-average common shares
      Outstanding (Diluted)                           22,320,601     1,811,910
                                                     ===========   ===========

      The weighted average common stock outstanding as of December 31, 2003 has been restated for the one for fifteen reverse stock split that occurred during the year ending September 30, 2004.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      K. RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

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

      L. RECLASSIFICATION

      Certain amounts in the December 31, 2003 Financial Statements have been reclassified to conform to the 2004 presentation.

NOTE 2- NOTES PAYABLE

      A. On October 2, 2003, the Company borrowed an additional $20,000 from Artemis Equity Hedge Fund Ltd. evidenced by a convertible promissory note bearing interest at 7% per annum. The note is due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The Company issued in May 2004, 100,250 shares of common stock to satisfy the debt.

      C. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Ltd. evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short-term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 5% dividend. The preferred stock is convertible at $10 per share. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.

      D. On January 29, 2004 the Company borrowed an additional $5,000 note bearing interest at 5% per annum. The note is convertible into common stock at $.20 per share. The Company issued 24,876 shares of common stock in October 2004 to satisfy the debt.

NOTE 3- STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 2,500,000 shares (after a 1 for 15 reverse stock split) of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2004, the Company had 950,000 options outstanding under this plan.

NOTE 4- INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:

                                                                December 31,
                                                                   2004
                                                                 --------
      Provision

      Current:
           Federal                                               $ (9,625)
           State and Local                                        (10,958)
                                                                 --------

              Total Current                                       (20,583)

      Deferred                                                         --
                                                                 --------

      Total provision for income taxes                           $(20,583)
                                                                 ========

      The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

NOTE 5- STOCK HOLDERS' EQUITY (EQUITY)

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 5- STOCK HOLDERS' EQUITY (EQUITY) (CONTINUED)

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

      The Company issued 24,876 shares of common stock at $.20 per share in October 2004 to discharge a shareholders' loan of $5,000.

ITEM 2. MANAGEMENTS'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K as of and for the year ended September 30, 2004 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

      o     ability to acquire sufficient portfolios;

      o     ability to recover sufficient amounts on acquired portfolios;

      o a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

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

      o our ability to respond to changes in technology and increased competition;

      o the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

The Company is now engaged in purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with $3.1 million in invested capital. The Company continues to seek additional capital to invest into additional portfolios.

RESULTS OF OPERATIONS

OVERVIEW

The company continues to execute its long term strategy. With several relationships in place with debt sellers, the company is now in discussions with several lenders for a credit facility which will allow us to acquire larger portfolios. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.


                                               THREE MONTHS ENDED DECEMBER 31
                                            ---------------------------------------------------
                                               2004          2003        $ CHANGE      % CHANGE
                                            ---------------------------------------------------

      Net Collections (excluding sale)      $208,245       $      0       $208,245

      Finance Income                        $113,744       $ 20,000       $ 93,744          82%
             as a % of Collections                55%

      Servicing Income                      $ 29,977       $      0       $ 29,977

      Gain on Sale                          $ 87,514       $      0       $ 87,514

      Operating Expenses                    $163,343       $ 78,442       $ 84,901         108%

      Income Before Taxes                   $ 68,493       ($58,382)      $126,875         217%

      Fully Diluted EPS                     $  0.002       ($ 0.032)      $  0.034         106%

REVENUE

The company generated $231,235 in revenue during the quarter ended December 31, 2004 versus $20,000 for quarter ended December 31, 2003. For the Quarter ended December 31, 2003, the company did not have any finance income and reported revenue was a royalty payment related to the predecessor company. Total revenue included $113,744 finance income, $87,514 gain from portfolio sale and $29,977 servicing fee from Ramco Income Fund, Ltd. Finance income was lower during the quarter due to the sale of one of the portfolios in recovery and being carried on an accrual basis. Excluding proceeds of $293,250 from the sale of one portfolio, the Company collected $208,245 during the quarter but recognized only $113,744 as revenues. As a percentage, recognized revenue was 55% of total cash collected. The management decided to sell the portfolio because the price offered allowed us to meet our internal rate of return.

OPERATING EXPENSES

Total operating expenses were $163,343 for the three months ended December 31, 2004 versus $78,442 for the quarter ended December 31, 2003. The increase is largely due to full absorption of our servicing unit in San Diego and hiring of additional personnel. Of the total operating expenses, $66,433 was incurred at the Company's servicing subsidiary. Legal and accounting expenses declined by 54% from $68,206 during the quarter ended December 31, 2003 to $31,000 during the quarter ended December 31, 2004. Expenses incurred on salaries and benefits totaled $38,000 during the quarter. There were no such expenses during the quarter ended December 31, 2003. The company does not expect the overall expenses to rise materially for the remainder of the year.

RENT AND OCCUPANCY

      Rent and occupancy expenses were $8,500 for the three months ended December 31, 2004 versus $9,000 for the Quarter ended December 31, 2003.

DEPRECIATION

      The Company did not record any depreciation expense for the three months ended December 31, 2004.

PURCHASE OF DEFAULTED RECEIVABLES

      During the three months ended December 31, 2004, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $2,107,132 at a cost of $100,444. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with three collection agencies on a contingency basis. The contingency fees in the collections industry ranges from 20% to 50% depending on the age of receivables. The Company has backup agencies in place for redundancy purposes.

PORTFOLIO DATA

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2004.

--------------------------------------------------------------------------------------------------
PURCHASE PERIOD       PURCHASE PRICE(1)        ACTUAL CASH COLLECTIONS (2)           ESTIMATED (3)
--------------------------------------------------------------------------------------------------
  12/31/2003              $569,070                      $824,917                      $820,517
  1/28/2004               $331,501                      $490,441                            $0
  4/19/2004                $31,317                       $22,714                       $57,816
  12/31/2004              $100,444                                                    $302,603
--------------------------------------------------------------------------------------------------

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

(2)   Actual cash collections net of recovery cost or sale.

(3) Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expect recoveries.

When the Company acquires a portfolio of defaulted receivables, it estimates the expected recovery of the portfolio. A 60 month projection of cash collections is created for each portfolio. Only after the portfolio has established probable and estimable performance in excess of projections will the accretable yield be increased and recognized as revenue. If actual cash collections are less than the original forecast, the Company will take an impairment charge. Collection activities commence within 30 days of purchase, which allows for adequate time to scrub the portfolio for deceased, settled, incarcerated and bankruptcy filed accounts. For modeling and revenue recognition purposes, the company uses 15 calendar days.

RECOVERY PARTNERS

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using three collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 30% which rises during the later years of recovery.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had working capital of $848,450 versus working capital deficit of ($1,404,596) at December 31, 2003. The improvement is due to the conversion of all outstanding debt into equity and cash flows from collections and fewer portfolio purchases. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. Cash flow from operations doubled to $777,419 in the quarter ended December 31, 2004 from $390,326 in the quarter ended December 31, 2003. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended December 31, 2004, we invested $100,444 in a portfolio with a face value of $2 million and is a part of a forward flow arrangement that we have with the seller.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $501,341 from collections and portfolio sale, net of contingency fee. We decided to sell our U.K. portfolio because the sale price met our internal rate of return hurdle.

The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

INCOME TAXES

We recorded an income tax provision of $20,583 for the quarter ended December 31, 2004. The provision reflects an effective tax rate of 30%.

CONTRACTUAL OBLIGATION

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

MARKET OUTLOOK FOR CHARGED-OFF RECEIVABLES

Recently there has been a substantial inflow of capital into this business which has resulted in significant increase in prices paid. We expect that over time, many of these new entrants to the market, whose business model may be based on less than a multi-disciplined approach to purchasing and collecting, will not generate the returns they anticipated. This may then reduce their ability to access capital and potentially may require them to sell their remaining portfolios and exit the market. Also, the sellers are increasing turning to large buyers that has hampered our ability to invest our available cash.

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

      PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Common Stock as currently traded on the NASDAQ Bulletin Board, the Company's Common Stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale. Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.

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

                                     PART II

OTHER INFORMATION

            ITEM  1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company's property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

            o On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company's former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2004, the Company issued 24,876 shares of common stock to Anna & Michael Castoro as Satisfaction of a $5,000 not issued in January 2004. The above offering and sale was deemed to be Exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to one accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced entity, we have made independent determinations that the above-referenced person is an accredited or sophisticated investor, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, the investor was provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

            Exhibits:

Exhibit
Number      Description
------      -----------

            31.1        Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002.

            32.1        Certification   pursuant   to   Section   906   of   the
                        Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date:  February 14, 2005

                                By: /s/ Max Khan
                                        -----------------------
                                        Max Khan
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                /S/ MAX KHAN
                                    ------------------------------------
                                    By: Max Khan
                                    Chief Executive Officer,
                                    Chief Financial Officer and Director
Date: February 14 , 2005