Form 10QSB
period 2005-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2005-05-16
CIK 733337

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

                     FOR THE QUARTERLY PERIOD MARCH 31, 2005

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

As of May 12, 2005, there were update14,909,063 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                         Pages
Condensed Consolidated Balance Sheet
as of March 31, 2005 - Unaudited                                          4-5

Condensed Consolidated Statements of Income (Operations)
For the Six Months and Three Months
Ended March 31, 2005 and 2004 - Unaudited                                  6

Condensed Consolidated Statements of Cash Flows For the Six Months
Ended March 31, 2005 and 2004 - Unaudited                                  7

Notes to Condensed Consolidated Financial Statements                      8-16

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  504,693
  Finance Receivables - short term                                       276,171
                                                                      ----------

          Total current assets                                           780,864
                                                                      ----------

OTHER ASSETS
  Finance receivables - long-term                                        560,712
                                                                      ----------

          Total other assets                                             560,712
                                                                      ----------

TOTAL ASSETS                                                          $1,341,576
                                                                      ==========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                 MARCH 31, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - Trade                                           $   21,405
   Accrued and other expenses                                            184,850
   Income tax expense                                                     20,583
                                                                      ----------

          Total current liabilities                                      226,838
                                                                      ----------

TOTAL LIABILITIES                                                        226,838
                                                                      ----------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at March 31, 2005                                 800,000
   Common stock, par value $.001 per share;
       authorized 325,000,000 shares issued and 15,070,601
       outstanding at March 31, 2005                                      15,071
   Additional paid-in capital                                            181,347
   Retained earnings                                                     118,320
                                                                      ----------

           Total stockholders' equity                                  1,114,738
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,341,576
                                                                      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
       CONDENSED CONSOLIDATED STATEMENT OF INCOME (OPERATIONS) - UNAUDITED
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                         FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,                        MARCH 31,
                                                          2005               2004            2005              2004
                                                      ------------      ------------     ------------      ------------
REVENUES
    Royalty income                                    $         --      $     20,000     $         --      $         --
    Financing income                                       190,888           127,791           77,144           127,791
    Gain on sale of finance receivable                      87,514                --               --                --
    Service income                                          68,033                --           38,056                --
                                                      ------------      ------------     ------------      ------------
             TOTAL INCOME                                  346,435           147,791          115,200           127,791

COSTS AND EXPENSES
    Selling, general and administrative                    279,869           135,098          116,526            56,656
                                                      ------------      ------------     ------------      ------------
             Total costs and expenses                      279,869           135,098          116,526            56,656
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS) BEFORE OTHER INCOME                       66,566            12,693           (1,326)           71,135

OTHER INCOME
   Other income - interest                                   1,247               244              646               184
                                                      ------------      ------------     ------------      ------------
             Total other income                              1,247               244              646               184
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX     $     67,813      $     12,937     $       (680)     $     71,319
                                                      ============      ============     ============      ============

PROVISION FOR INCOME TAXES                                 (20,583)               --               --                --
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS)                                           47,230            12,937             (680)           71,319
                                                      ============      ============     ============      ============

LESS PREFERRED STOCK DIVIDEND                              (20,000)               --          (10,000)               --
                                                      ------------      ------------     ------------      ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK              $     27,230      $     12,937     $    (10,680)     $     71,319
                                                      ------------      ------------     ------------      ------------

BASIC INCOME (LOSS) PER COMMON SHARE                  $      0.002      $      0.004     $     (0.001)     $      0.018
                                                      ============      ============     ============      ============

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE                                      $      0.001      $      0.004     $         --      $      0.018
                                                      ============      ============     ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                 14,909,063         2,889,738               --         3,979,413
                                                      ============      ============     ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                               22,159,063         2,889,738               --         3,979,413
                                                      ============      ============     ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                         2005           2004
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                   $  47,230      $  12,937
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain                           205,736             --
Acquisition of finance receivables, net of buybacks                    (587,720)      (900,571)
Collections applied to principal on finance receivables                 175,742         88,159
(Increase) in Other Receivables                                              --        (58,793)
(Increase) Decrease in Exchange account                                  97,763             --
(Decrease) Increase Accounts payable - Trade                            (63,080)       (24,485)
(Decrease) Increase Accrued Expenses                                    179,853          1,200
(Decrease) Increase in Income Taxes                                     (18,455)            --
                                                                      ---------      ---------

          Net cash provided by (used in) operating activities            37,069       (881,553)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                   --        985,000
Issuance of common stock                                                  1,500          7,100
Preferred stock dividend                                                (20,000)            --
                                                                      ---------      ---------

              Net cash provided by (used in) financing activities       (18,500)       992,100

NET INCREASE IN CASH                                                     18,569        110,547

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           486,124         21,284
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $ 504,693      $ 131,831
                                                                      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses                $      --      $ 529,933
                                                                      =========      =========
   Conversion of accrued expenses                                     $      --      $  89,538
                                                                      =========      =========
   Conversion of notes payable                                        $   5,000      $ 137,000
                                                                      =========      =========
   Conversion of debentures payable                                   $      --      $ 575,000
                                                                      =========      =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

         During the quarter ending March 31, 2005, the Company acquired portfolios for $487,280. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $487,280 has been recovered.

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

         Changes in finance receivables for the six months ended March 31, 2005 were as follows:

                                                             Six Months Ended
                                                              March 31, 2005
                                                             ----------------
         Balance at beginning of period  October 1, 2005        $   630,641
         Acquisition of finance receivables                         587,720
         Cash collections applied to principal                     (175,742)
         Sale of portfolio - net of gain                           (205,736)
                                                                -----------
         Balance at the end of the period                       $   836,883
                                                                ===========
         Estimated Remaining Collections ("ERC") *              $ 1,281,935
                                                                ===========

         *Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $190,888 for the six months ending March 31, 2005.

         C. PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         D. CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2005.

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

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         I. REVENUE RECOGNITION

         Revenue is recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

         J. EARNINGS PER SHARE OF COMMON STOCK

         Historical net income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                       2005            2004
                                                   -----------     -----------
         Net income after payment of preferred
           dividend                                $    27,230     $    12,937
                                                   -----------     -----------
         Weighted-average common shares
         Outstanding (Basic)                        14,909,063       2,889,738

         Weighted-average common stock
         Equivalents
           Stock options                               950,000              --
           Warrants                                  6,300,000              --
                                                   -----------     -----------

         Weighted-average common shares
         Outstanding (Diluted)                      22,159,063       2,889,738
                                                   ===========     ===========

         The weighted average common stock as of March 31, 2004 has been restated for the one for fifteen reverse stock split that occurred during the year ending September 30, 2004.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

         L. RECLASSIFICATION

         Certain amounts in the March 31, 2004 Financial Statements have been reclassified to conform to the 2005 presentation.

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

         B. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 5% per annum. The note is due on or before March 31, 2004. This note is classified as a short-term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 5% dividend. The preferred stock is convertible at $10 per share. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.

         C. On January 29, 2004 the Company borrowed an additional $5,000 note bearing interest at 5% per annum. The note is convertible into common stock at $.20 per share. The Company issued in October 2004, 24,876 shares of common stock to satisfy the debt.

NOTE 3-  STOCK OPTIONS

         In April 2004, the Company adopted a stock option plan which was approved by the shareholders at the Annual General Meeting. Pursuant to the stock option plan, selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2005, the Company had 950,000 options outstanding under this plan.

NOTE 4-  INCOME TAXES

         The  income  tax  accounting   reported  within  these   statements  is
         summarized as follows:

                                                        March 31,
                                                          2005
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

         The Company issued 200,000 shares of common stock at $.008 per share in February 2005 as a conversion of warrants into common stock.

NOTE 6-  SUBSEQUENT EVENTS

         Purchase of Performing Medical Receivables

         In May 2005, the Company purchased for $375,000, a $5.5 million face value portion of a portfolio of a performing medical receivables, which has a total face value of $51.5 million. The Company owns 10.714% of the $51.5 million face value portfolio. The remaining $3,125,000 of the $3,500,000 purchase price was financed through non-recourse notes and co-investments by Ramco Income Fund, Ltd. and an institutional investor.

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

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with $3.1 million in invested capital. The Company continues to seek additional capital to invest into additional portfolios but it cannot provide any assurances that it will be able to raise or generate such capital.

RESULTS OF OPERATIONS

Overview

The Company continues to execute its long term strategy. With several relationships in place with debt sellers, the Company is now in discussions with several lenders for a credit facility which will allow us to acquire larger portfolios although it cannot provide any guarantees that it will be successful in any obtaining any such credit facility or finalizing any such acquisition. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

                                                   Three Months Ended March 31, 2005
                                         -----------------------------------------------------
                                             2005            2004         $ Change   % Change
                                         -----------------------------------------------------
         Net Collections                  $ 162,438       $ 215,109      ($ 52,671)     -24%

         Finance Income                   $  77,144       $ 127,791      ($ 50,647)     -66%
           as a % of Collections                 47%             59%

         Servicing Income                 $  38,056       $       0      $  38,056

         Operating Expenses               $ 101,583       $  56,656      $  44,927        79%

         Income Before Taxes              ($    680)      $  71,319      ($ 71,999)      101%

         Fully Diluted EPS                ($  0.001)      $   0.003      ($  0.004)      133%

Revenue

The Company generated $115,200 in revenue during the quarter ended March 31, 2005 versus $127,200 for quarter ended March 31, 2004 and $231,235 for the first quarter ended December 31, 2004. Total revenue for the quarter ended March 31, 2005 included $77,144 finance income and $38,056 servicing income. Finance income declined by 66% or $50,647 compared to the quarter ended March 31, 2004 and 32% or $36,600 compared to the quarter ended December 31, 2004. Servicing income increased sequentially by 27%. The Company did not have any servicing income in the quarter ended March 31, 2004. Finance income was lower during the quarter because the company carried only one portfolio on an accrual basis versus two portfolios in the Quarters ended March 31, 2004 and December 31, 2004. During the quarter, the Company acquired two portfolios and the third tranche of a forward flow that are being carried on a cost recovery basis. The Company collected $162,438 during the quarter but recognized only $77,144 as revenues. As a percentage, recognized revenue (finance income) was 47% of total cash collected. Beginning the third quarter, the management expects to apply the interest rate method to the portfolios acquired during the current quarter.

Operating Expenses

Total operating expenses increased by 79% to $101,583 for the three months ended March 31, 2005 versus $56,656 for the quarter ended March 31, 2004 and sequentially declined by 37% when compared to quarter ended December 31, 2004. The increase in operating expenses during the current quarter versus the quarter ended March 31, 2004 was due to full absorption of servicing subsidiary in California and hiring of additional personnel. Expenses incurred towards collection, California office and professional fees accounted for $61,900 of the total expenses. The Company does not expect the overall expenses to rise materially for the remainder of the year.

Rent and Occupancy

Rent and occupancy expenses were $8,033 for the three months ended March 31, 2005 versus $9,000 for the Quarter ended March 31, 2004.

Depreciation

      The Company did not record any depreciation expense for the three months ended March 31, 2005.

Purchase of defaulted receivables

      During the three months ended March 31, 2005, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $8,992,235 at a cost of $487,278. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 27% during the quarter.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of March 31, 2005.

Purchase Period       Purchase Price(1)       Actual Cash Collections (2)     Estimated (3)
   12/31/2003             $569,070                $962,338                     $682,796
   4/19/2004               $31,317                 $24,963                      $55,567
   12/31/2004             $100,444                 $11,813                     $214,184
   2/28/2005               $81,122                  $9,591                     $173,887
   1/25/2005              $233,330                  $1,363                     $432,687
   3/11/2005              $172,827                                             $344,594

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using four collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 30% which rises during the later years of recovery.

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

Liquidity and Capital Resources

As of March 31, 2005, the Company had working capital of $554,026 versus working capital deficit of ($1,010,159) at March 31, 2004. The improvement is due to the conversion of all outstanding debt into equity and cash flows from collections. Working capital sequentially declined from $848,450 in the quarter ended December 31, 2005 due to acquisition of three portfolios during the quarter. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the six month ended March 31, 2005, the Company had net cash of $504,793 versus $131,831 at the end of March 31, 2004. Net cash provided by operating activities was $37,069 for the six months ended March 31, 2005 compared to ($881,553) provided by operating activities during the six month ended March 31, 2004. Net cash provided by financing activities was ($18,500) during the six month ended March 31, 2005 compared to $992,100 during the six month ended March 31, 2004. The Company did not raise any capital through issuance of securities during the six month ended March 31, 2005. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended March 31, 2005, we invested $487,278 in three portfolios with a face value of approximately $9 million.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $162,438 from collections and $38,056 from servicing.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

Income Taxes

We recorded an income tax provision of $20,583 for the six month ended March 31, 2005. The provision reflects an effective tax rate of 30%.

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

Critical Accounting Policy

The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position ("SOP") 03-03 to determine income recognized on finance receivables.

In October 2004, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after March 15, 2005. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or, to the best of its knowledge, a proceeding being contemplated by a governmental authority, nor is any of the Company's property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         In October 2005, the Company issued 24,876 shares of common stock to Anna & Michael Castoro as Satisfaction of a $5,000 not issued in January 2005. The above offering and sale was deemed to be Exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offering and sale was made to one accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced entity, we have made independent determinations that the above-referenced person is an accredited or sophisticated investor, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, the investor was provided with access to our Securities and Exchange Commission filings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

         Exhibits:

         Exhibit
         Number         Description
         ------         -----------

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

                                        RECEIVABLE ACQUISITION & MANAGEMENT
                                        CORPORATION

Date:  May 16, 2005

                                        By: /s/ Max Khan
                                            ------------------------------------
                                            Max Khan
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                            /s/ Max Khan
                                            ------------------------------------
                                            By: Max Khan
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            Date: May 16, 2005