Form 10QSB
period 2005-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2005-08-16
CIK 733337

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

                     FOR THE QUARTERLY PERIOD JUNE 30, 2005

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

As of August 11, 2005, there were 15,070,601 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

        RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                      Pages
Condensed Consolidated Balance Sheet                                   4-5
as of June 30, 2005 - Unaudited

Condensed Consolidated Statements of Income (Operations)                6
For the Six Months and Three Months
Ended June 30, 2005 and 2004 - Unaudited

                                                                        7
Condensed Consolidated Statements of Cash Flows For the Six Months
Ended June 30, 2005 and 2004 - Unaudited

                                                                       8-18
Notes to Condensed Consolidated Financial Statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $   86,247
  Finance receivables - short term                                       347,196
  Prepaid assets                                                           1,468
                                                                      ----------

          Total current assets                                           434,911
                                                                      ----------

OTHER ASSETS
  Finance receivables - long-term                                        704,913
                                                                      ----------

          Total other assets                                             704,913
                                                                      ----------

TOTAL ASSETS                                                          $1,139,824
                                                                      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                  JUNE 30, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - Trade                                           $   18,238
   Accrued and other expenses                                             47,312
   Note Payable -short term                                               60,000
   Liabilty for stock to be issued                                         3,750
   Income tax expense                                                     20,583
                                                                      ----------

          Total current liabilities                                      149,883
                                                                      ----------

LONG TERM LIABILITIES
   Note payable -long term                                                20,000
                                                                      ----------

TOTAL LIABILITIES                                                        169,883
                                                                      ----------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at June 30, 2005                                  800,000
   Common stock, par value $.001 per share;                               15,071
       authorized 325,000,000 shares issued and 15,070,601
       outstanding at June 30, 2005
   Additional paid-in capital                                             81,347
   Retained earnings                                                      73,523
                                                                      ----------

           Total stockholders' equity                                    969,941
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,139,824
                                                                      ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                          FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                         2005               2004             2005              2004
                                                      ------------      ------------     ------------      ------------
REVENUES
    Royalty income                                    $         --      $     20,000     $         --      $         --
    Financing income                                       262,210           281,583           71,322           153,792
    Gain on sale of finance receivable                      87,514                --               --                --
    Service income                                          93,920                --           25,887                --
                                                      ------------      ------------     ------------      ------------
             TOTAL INCOME                                  443,644           301,583           97,209           153,792

COSTS AND EXPENSES
    Selling, general and administrative                    412,058           299,079          132,189           163,981
                                                      ------------      ------------     ------------      ------------
             Total costs and expenses                      412,058           299,079          132,189           163,981
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS) BEFORE OTHER INCOME                       31,586             2,504          (34,980)          (10,189)

OTHER INCOME
   Other income - interest                                   1,430             1,596              183             1,352
                                                      ------------      ------------     ------------      ------------
             Total other income                              1,430             1,596              183             1,352
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX     $     33,016      $      4,100     $    (34,797)     $     (8,837)

PROVISION FOR INCOME TAXES                                 (20,583)               --               --                --
                                                      ------------      ------------     ------------      ------------

NET INCOME (LOSS)                                           12,433             4,100          (34,797)           (8,837)

LESS PREFERRED STOCK DIVIDEND                              (30,000)               --          (10,000)               --
                                                      ------------      ------------     ------------      ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK              $    (17,567)     $      4,100     $    (44,797)     $     (8,837)
                                                      ------------      ------------     ------------      ------------

BASIC INCOME (LOSS) PER COMMON SHARE                  $     (0.001)     $      0.001     $     (0.003)     $     (0.001)
                                                      ============      ============     ============      ============

DILUTED INCOME (LOSS)
PER COMMON SHARE                                      $     (0.001)     $         --     $     (0.002)     $     (0.001)
                                                      ============      ============     ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                 14,962,909        14,845,725       15,070,601        14,845,725
                                                      ============      ============     ============      ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                               21,212,909        21,345,725       21,320,601        14,845,725
                                                      ============      ============     ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                          2005             2004
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          $    12,433      $     4,100
Adjustments to reconcile net income to
net cash (used in) operating activities:
   Common Stock issued for consulting                                          --              543
   Writeoff prepaid expenses                                                   --            5,316
    Reorganization adjustments                                                 --            7,020
   Common Stock issued for officer's salary                                    --            6,020

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain                             205,736               --
Acquisition of finance receivables, net of buybacks                     1,033,183         (931,888)
Collections applied to principal on finance receivables                   405,982          203,460
(Increase) Decrease in Prepaid expenses & exchange account                 96,295               --
(Decrease) Increase Accounts payable - Trade                              (66,247)         (13,190)
(Decrease) Increase Accrued Expenses                                       42,312           10,000
Increase in liability for stock to be issued                                3,750
(Decrease) Increase in Income Taxes                                       (18,455)              --
                                                                      -----------      -----------

          Net cash provided by (used in) operating activities            (351,377)        (708,619)
                                                                      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                                 80,000          985,000
Issuance of common stock                                                    1,500            7,178
Repurchase of warrants                                                   (100,000)
Preferred stock dividend                                                  (30,000)              --
                                                                      -----------      -----------

              Net cash provided by (used in) financing activities         (48,500)         992,178

NET INCREASE (DECREASE) IN CASH                                          (399,877)         283,559

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             486,124           21,284
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $    86,247      $   304,843
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses                $        --      $   529,933
                                                                      ===========      ===========
   Conversion of accrued expenses                                     $        --      $    89,538
                                                                      ===========      ===========
   Conversion of notes payable                                        $     5,000      $   322,000
                                                                      ===========      ===========
   Conversion of promissory note                                      $        --      $   800,000
                                                                      ===========      ===========
   Goodwill                                                           $        --      $     6,000
                                                                      ===========      ===========
   Conversion of debentures payable                                   $        --      $   575,000
                                                                      ===========      ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

                             JUNE 30, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      B. FINANCE RECEIVABLES

      The Company on December 15, 2003, acquired defaulted consumer receivable portfolios for $569,071 with a face value of $15,985,138. Another portfolio with face value of $18,944,048 was acquired for $331,501. The Company accounts for its investment in finance receivables under the guidance of Statement of Position ("SOP") 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company's estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company's initial investment in the finance receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company's proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

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

      The Company acquired on April 11, 2005 a portfolio with a face value of $5,500,000 for $375,000. The Company will apply the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $375,000 has been recovered.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      B. FINANCE RECEIVABLES (CONTINUED)

      The Company acquired the fourth tranche of a forward flow on June 2, 2005 with a face value of $619,275 for $37,660. The Company will apply the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $37,660 has been recovered.

      During the quarter ending June 30, 2005, the Company acquired total portfolios for $412,660. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $412,660 has been recovered.

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

      Changes in finance receivables for the nine months ended June 30, 2005 were as follows:

                                                           Nine Months Ended
                                                              June 30, 2005
                                                              -----------
      Balance at beginning of period  October 1, 2004         $   630,641
      Acquisition of finance receivables                        1,033,186
      Cash collections applied to principal                      (405,982)
      Sale of portfolio - net of gain                            (205,736)
                                                              -----------
      Balance at the end of the period                        $ 1,052,109
                                                              ===========
      Estimated Remaining Collections ("ERC") *               $ 2,161,767
                                                              ===========

      o Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $262,210 for the nine months ending June 30, 2005.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      C. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      D. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2005.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                   June 30,          June 30,
                                                     2005              2004
                                                ------------      ------------
      Net income after payment of preferred
          dividend                              $    (17,567)     $      4,100
                                                ------------      ------------
      Weighted-average common shares
      Outstanding (Basic)                         14,962,909        14,845,725

      Weighted-average common stock
      Equivalents
        Stock options                                950,000                --
        Warrants                                   5,300,000         6,500,000
                                                ------------      ------------

      Weighted-average common shares
      Outstanding (Diluted)                       21,212,909        21,345,725
                                                ============      ============

      The weighted average common stock outstanding as of June 30, 2005 has been restated for the one for fifteen reverse stock split that occurred during the year ending September 30, 2004.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

      L. RECLASSIFICATION

      Certain amounts in the June 30, 2004 Financial Statements have been reclassified to conform to the 2005 presentation.

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

      D. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $20,000 and will pay the remaining $80,000 over 16 months.

NOTE 3- STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2005, the Company had 950,000 options outstanding under this plan.

NOTE 4- INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:

                                                                  June 30,
                                                                   2005
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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

      The Company issued 200,000 shares of common stock at $.0075 per share in February 2005 as a conversion of warrants into common stock.

      The Company repurchased 14,684 shares of common stock on June 24, 2005. The shares will be retired in August 2005. Currently, the purchase is accounted for as a prepaid asset. The shares were repurchased for $.10 per share for a total amount of $1,468.

      The Company received $3,750 for the exercise of 500,000 warrants at $.0075 per share of common stock in June 2005. The Company will issue 500,000 shares of common stock in August 2005.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 6- SUBSEQUENT EVENTS

      Sale of Portfolio

      On July 12, 2005 the Company sold the portfolio with an original face value of $3,674,498 and an acquisition price of $233,330 for a sales price of $168,767. The Company will recognize a loss in the fourth Quarter. The Company retained approximately $92,000 in face value of paying accounts.

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

      o a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change; |X| changes in government regulations that affect the Company's ability to collect sufficient amounts on its acquired or serviced receivables;

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

                                               Three Months Ended June 30, 2005
                                       ----------------------------------------------------
                                         2005             2004          $ Change   % Change
                                       ----------------------------------------------------
      Net Collections                  $ 213,575       $ 285,000       ($ 71,425)     -25%

      Finance Income                   $  71,322       $ 153,792       ($ 82,470)     -54%
             as a % of Collections            33%             54%

      Servicing Income                 $  25,887       $       0       $  25,887

      Operating Expenses               $ 132,189       $ 163,981       ($ 31,792)     -19%

      Income Before Taxes              ($ 34,797)      ($  8,837)      ($ 25,960)     -294%

      Fully Diluted EPS                ($  0.002)      ($  0.001)      ($  0.001)     -100%

Revenue

The Company had a net loss of $34,797 during the quarter ended June 30, 2005 versus a net loss of $8,837 during the quarter ended June 30, 2004. For the nine months ended June 30, 2005 the company had a net income of $12,433 versus net income of $4,100 during the quarter ended June 30, 2004.The Company generated $97,322 in total revenue during the quarter ended June 30, 2005 versus $153,792 for quarter ended June 30, 2004 and $115,200 for the first quarter ended March 31, 2004. Total revenue for the quarter ended June 30, 2005 included $71,322 finance income and $25,887 servicing income. Finance income declined by 54% or $82,460 compared to the quarter ended June 30, 2004 and 7.5% or $5,822 compared to the quarter ended March 31, 2005. Servicing income declined sequentially by 31% due to sale of portfolios being serviced by the Fund under management. The Company did not have any servicing income in the quarter ended June 30, 2004. Finance income was lower during the quarter because the company carried only one portfolio on an accrual basis versus two portfolios in the quarter ended June 30, 2004. During the quarter, the Company acquired two portfolios and the third tranche of a forward flow that are being carried on a cost recovery basis. The Company collected $213,575 during the quarter but recognized only $71,322 as revenues. As a percentage, recognized revenue (finance income) was 33% of total cash collected. Beginning July 2005, the management expects to apply the interest rate method to the portfolios acquired during the first three quarters of the fiscal year. The company continues to remain conservative in its revenue recognition policy.

Operating Expenses

Total operating expenses decreased by 19% to $132,189 for the three months ended June 30, 2005 versus $163,981 for the quarter ended June 30, 2004 and sequentially increased by 13% when compared to quarter ended March 31, 2004. The increase in expense was largely due to legal fees related to our litigation against Allied Healthcare LLC. The Company does not expect the overall expenses to rise materially for the remainder of the year.

Rent and Occupancy

Rent and occupancy expenses were $8,350 for the three months ended June 30, 2005 versus $12,000 for the Quarter ended June 30, 2004.

Depreciation

The Company did not record any depreciation expense for the three months ended June 30, 2005.

Purchase of Defaulted Receivables

      During the three months ended June 30, 2005, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $6,119,375 at a cost of $412,660. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 27% during the quarter.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of June 30, 2005.

--------------------------------------------------------------------------------------------------------
Purchase Period         Purchase Price(1)          Actual Cash Collections (2)          Estimated (3)
--------------------------------------------------------------------------------------------------------
   12/31/2003                   $ 569,070                 $ 1,231,010                         $ 548,460
   4/19/2004                     $ 31,317                    $ 28,832                          $ 53,632
   12/31/2004                   $ 100,444                    $ 54,002                         $ 193,090
   2/28/2005                     $ 81,076                    $ 26,618                         $ 156,860
  1/25/2005(4)                  $ 233,330                    $ 28,591                          $ 46,000
   3/11/2005                    $ 172,872                    $ 17,660                         $ 344,594
   4/11/2005                    $ 375,000                    $ 39,583                         $ 709,000
    6/2/2005                     $ 37,660                     $ 7,909                          $ 94,151
--------------------------------------------------------------------------------------------------------

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

(3) Total estimated collections refers to the actual cash collections, including cash sales, plus estimated remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expected recoveries.

(4) The Portfolio was sold in July for $168,767 and paying accounts with a face value of $92,000 were retained.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had working capital of $285,028 versus working capital of $502,885 at June 30, 2004. The decline in working capital is largely due to acquisition of additional portfolios during the Quarter. Working capital sequentially declined from $560,026 in the quarter ended March 31, 2005 due to investment of $412,660 in additional portfolios during the quarter ended June 30, 2005. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the nine month ended June 30, 2005, the Company had net cash of $86,247 versus $304,843 at the end of June 30, 2004. Net cash used by operating activities was $351,377 for the nine month ended June 30, 2005 compared to $708,619 during the nine month ended June 30, 2004. Net cash used by financing activities was $48,500 during the nine month ended June 30, 2005 compared to net cash provided of $992,178 during the nine month ended June 30, 2004. The decline in cash used by operating activities was due to lower portfolio investments and company used $48,500 to buy back shares and retire 1,000,000 warrants in private transactions. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2005. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended June 30, 2005, we invested $412,660 in three portfolios with a face value of approximately $6.1 million.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $213,575 from collections and $25,887 from servicing.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

Income Taxes

We recorded an income tax provision of $20,583 for the nine month ended June 30, 2005. The provision reflects an effective tax rate of 30%

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

Critical Accounting Policy & Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements

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

ITEM 3. CONTROLS AND PROCEDURES

                Evaluation of disclosure controls and procedures

The term " disclosure controls and procedures " is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. They have concluded that, as of June 30, 2005 that our disclosures were effective to ensure that:

(1) That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

(2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by Receivable Acquisition & Management Corporation Inc. in the reports it files or submits under the Act is accumulated and communicated to the issuer's management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2005 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

      o On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company expects the court to rule on the injunction on September 2, 2005.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 200,000 shares of common stock at $.0075 per share in February 2005 as a conversion of warrants into common stock.

The Company repurchased 14,684 shares of common stock on June 24, 2005. The shares will be retired in August 2005. Currently, the purchase is accounted for as a prepaid asset. The shares were repurchased for $.10 per share for a total amount of $1,468.

The Company received $3,750 for the exercise of 500,000 warrants at $.0075 per share of common stock in June 2005. The Company will issue 500,000 shares of common stock in August 2005.

* All of the above offerings, sales and issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

Date:  August 15, 2005

                                        By: /s/ Max Khan
                                            ------------------------------------
                                            Max Khan
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                            /s/    Max Khan
                                            -----------------------------------
                                            By: Max Khan
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            Date: August 15, 2005