Form 10KSB
period 2005-09-03
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2005-12-29
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $542,930

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 28, 2005 was $2,350,185 (based on the last reported sale price of $.21 per share on December 27, 2005).

The number of shares of the registrant's common stock outstanding as of December 27, 2005 was 15,011,359

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005


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

ITEM 13.   PRINCIPAL ACCOUNTANT FEES & SERVICES

ITEM 14.   EXHIBITS

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


ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Receivable Acquisition & Management Corporation (the "Company") is in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

o charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

o     freshly charged-off accounts that have not been assigned for collection.

o sub-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

o performing receivables - accounts where the debtor is making regular payments or pays upon normal and customary procedures.

We generally acquire non-performing and sub-performing consumer and commercial receivable portfolios at a significant discount to the amount actually owed by the debtors or insurers. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and establish a purchase price based on expected recovery and our internal rate of return hurdle. After purchasing a portfolio, we outsource collections to carefully selected collection agencies and we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of credit cards, auto deficiencies, student loans, retail installment contracts, medical and other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

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

For the years ended September 30, 2005 and September 30, 2004, our revenues were approximately $542,930 and $548,405 respectively, and our net income (loss) was approximately ($94,000) and $91,000, respectively. During these same years our cash collections were approximately $874,765 and $838,889 respectively. During the same years servicing income were approximately $175,645 and $30,323, respectively.


Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

      o     levels of consumer debt;

      o     defaults of the underlying receivables; and

      o     utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $2.152 trillion at August 31 2005. According to the Nilson Report, a credit card industry newsletter, the consumer credit market will increase to $2.8 trillion by 2010 and credit card charge-offs are predicted to reach $72.9 billion by 2005. According to the ABA, direct auto-loan delinquencies rose to 2.07%, home equity loan delinquencies rose to 2.75% and credit card delinquencies stood at 4.81% in the first of 2005.

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

Consumer Receivables Business

Due to capital constraints, the Company has not been able to purchase large portfolios and the portfolios it has acquired are through the following sources:

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

      o     valuing the portfolio;

      o     preparing bid proposals;

      o     negotiating pricing and terms;

      o     closing the purchase; and

      o co-the receipt of account documentation for the acquired portfolios.

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

Employees

As of September 30, 2005, we had 6 full-time employees.

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

We may not be able to purchase consumer receivable portfolios at favorable prices or on sufficiently favorable terms or at all and our success depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios.

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

      o Currency fluctuations can have an impact on our recoveries from U.K. portfolios.

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

         Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 15,011,359 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 950,000 shares of our common stock were outstanding as of the date here of which 950,000 were vested and the exercise prices of such options were substantially higher than the current market price of our common stock. The remainder of such options will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2005 there were 1,550,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 140 Broadway, 46th Floor, New York, New York 10005 and 2002 Jimmy Durante Boulevard, Del Mar, California 92014, respectively. We believe that our existing facilities are adequate for our current and anticipated needs. We lease our New York facilities at approximately $2,700 per month and such lease expires on January 30, 2005. We lease our California facilities at $1,400 per month and such lease expires in March 2009.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

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

On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a verbal settlement in connection with this matter. The parties are currently in the process of drafting a settlement agreement, which the Company expects to execute shortly.

On September 9, 2005 the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company is seeking an amount no less than $46,931.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not Applicable


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol "RCVA". Prior to May 2004, there was no market for our common stock. The last reported price as of December 28, 2005 was $0.21 per share.

---------------------------------------- -------------------------------------- --------------------------------------
Quarter Ended                            High ($)                               Low ($)
---------------------------------------- -------------------------------------- --------------------------------------
December 31, 2004                        .25                                    .10
---------------------------------------- -------------------------------------- --------------------------------------
March 31, 2005                           .45                                    .01
---------------------------------------- -------------------------------------- --------------------------------------
June 30, 2005                            .25                                    .14
---------------------------------------- -------------------------------------- --------------------------------------
September 30, 2005(1)                    .35                                    .20
---------------------------------------- -------------------------------------- --------------------------------------

(1) Through December 28, 2005

Holders

         As of December 13, 2005 we had approximately 970 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

         As of September 30, 2005, we had the following securities authorized for issuance under the equity compensation plans:

                                                                               Weighted-average  Number of securities
                                                                                exercise price    remaining available
                                                                                of outstanding    for future issuance
                                                    Number of Securities to be     options,          under equity
                                                      issued upon exercise of    warrants and     compensation plans
                                                       outstanding options,         rights       (excluding securities
Plan Category                                           warrants and rights                     reflected in column (a)
------------------------------------------------    --------------------------  --------------  -----------------------
Equity compensation plans approved by security
holders                                                     2,500,000                $0.15              1,550,000
Equity compensation plans not approved by security
holders                                                            --                   --                     --
Total                                                       2,500,000                $0.15              1,550,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 22 and the Risk Factors beginning on page 7.

Results of Operations

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Revenues

Total revenue for the twelve months ended September 30, 2005 was $542,930 compared to $548,958 in the year ended September 30, 2004. Total revenue for 2005 was lower because the company booked finance income from only one portfolio for the last three quarters of the year and applied the recovery method to the remaining portfolios. The income from receivable portfolios was generated by two portfolios and servicing fees were generated from Ramco Income Fund Ltd and other investment vehicles. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2005, we acquired new portfolios with a face value in excess of $21,000,000 at a cost of $1,272,345. The face value represents the outstanding balance owed by debtors at the time of sale and the Company expects to collect only a small percentage of the outstanding balance. The Company used the accretion method based on SOP03-3 for revenue recognition and recovery method for small portfolios. The Company sold the U.K portfolio in November, 2004 due to underperformance and sale price allowed the Company to meet its internal rate of return objective.

During the year ended, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from co-investments. Servicing fees received under this arrangement were $175,645 for the year ended September 30, 2005 versus $30,323 for the year ended September 20, 2004. The Fund continues to invest in additional portfolios and the Company expects to generate significant servicing fee going forward. Upon the redemption of underlying investors in the Fund, the company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time.

Total operating expenses

Total operating expenses were $589,061 for the year ended September 30, 2005 compared to $418,277 for the year ended September 30, 2004, an increase of $170,784. The Company incurred significant legal and other expenses associated with on-going litigation against Allied Health Care Management LLC.

The largest component of total operating expenses is legal and accounting of approximately $96,000. Normal operating expenses related to California and New York offices, salaries and employee benefits accounted for the remainder of the Company's expenses. The Company expects overall expenses to rise modestly as we add additional staff to handle post-purchase portfolio servicing to meet expected increase in portfolio activity.

Other income and expense

For the year ended September 30, 2005, the Company did not incur any interest expense versus total interest expense of $20,357 in the year ended September 2004. All outstanding notes were converted into common shares or preferred shares. The preferred share holders are entitled to annual cash dividend of 5% payable quarterly. The Company has no other contingent expense. For the year ended September 30, 2005 the Company had interest income of $1,652 versus $1,971 in year ended September 2004.

Income taxes

For the year ended September 30, 2005, the company has not recorded any income tax liability.

Net Income (loss)

Net loss for the twelve months ended September 30, 2005 was $44,479, compared to a net income of $ 91,090 for the twelve months ended September 30, 2004. The loss was largely due to recognition of lower finance income and use of recovery method on most portfolios.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2005, the Company had working capital of $348,238 versus $560,713 for the year ended September 30, 2004. Working capital declined by 37% or $212,475 from year ended September 2004 to year ended September 2005. The decline is largely due to $1,272,345 investments in additional portfolios and issuance of note against purchase of the Company's warrants. The Company had $212,424 in cash and continues to generate sufficient cash to fund operations and portfolio purchases for the foreseeable future. We expect to raise additional capital through a credit facility, and or structured notes in the next fiscal year of which we cannot provide any guarantee.

Cash Flows and Expenditures

Year ended September 30, 2005 compared to September 30, 2004

During the year ended September 30, 2005 we spent $1,272,345 on portfolio acquisitions and collected $874,000 net of all fees versus $931,889 on portfolio acquisitions and net collections of approximately $835,000 in the year ended September 30, 2004 . With on going forward flow purchases, the Company will be effectively investing its cash flow on a monthly basis and have sustainable cash flow over the next twelve months.

During the year we generated $175,645 in servicing revenue from servicing Ramco Income Fund, Ltd and co-investments. The Fund is almost fully invested into charged off receivables and we anticipate servicing fees to increase significantly over the next twelve months.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using three collection agencies and various law firms on a contingency basis.

Cash flow from operations was negative $197,482 and negative $527,338 for the years ended September 30, 2005 and 2005, respectively. The decline was due greater amortization of finance receivables and sale of a portfolio. The negative cash flow is largely due to investments in portfolios that will yield cash flows over a five year period.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2005 and all purchases of capital expenditures were funded with internal cash flow.

Net cash from financing activities was negative $76,218 and $992,178 for the years ended September 30, 2005 and 2004 respectively. The Company purchased and retired 1,000,000 warrants of the Company with cash and non-interest bearing note. During 2005 the $990,000 note was converted into common stock and redeemable preferred stock.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2005.

                                   Purchase        Actual Cash
Purchase Period                    Price(1)      Collections (2)   Estimated (3)
 12/31/2003                       $  569,070        $1,329,364     $  450,106
  4/19/2004                       $   31,317        $   29,868     $   33,353
 12/31/2004                       $  100,444        $   82,402     $  164,690
  2/28/2005                       $   81,076        $   49,542     $  133,936
  1/25/2005(4)                    $  233,330        $  205,210     $   33,690
  3/11/2005(5)                    $  172,872        $   48,611     $   33,000
  4/11/2005                       $  375,000        $   80,829     $  667,754
   6/2/2005                       $   37,660        $   18,274     $   83,786
  7/25/2005                       $  177,668        $   44,877     $  354,876

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

(3) Total estimated collections refer to the actual cash collections, including cash sales, plus estimated remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expected recoveries.

(4) The Portfolio was sold in July for $168,767 and paying accounts with a face value of $92,000 were retained. (5) The Portfolio was sold in November for $112,290 and paying accounts with a face value of $33,000 was retained.

Capital Resources

The cash flow from portfolios currently owned and the forward flow in pipeline would be adequate to meet our operating expenses. The company continues to explore other sources of capital for larger portfolio acquisitions.

Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2005.

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

ITEM 7. FINANCIAL STATEMENTS


       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES (FORMERLY RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES)

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2005 AND 2004


PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    16

FINANCIAL STATEMENTS:


   Consolidated Balance Sheets as of September 30, 2005 and 2004           17-18


   Consolidated Statements of Income (Operations) For the Years
    Ended September 30, 2005 and 2004                                      19
   Consolidated Statements of Stockholders' Equity (Deficit) for the Years
     Ended September 30, 2005 and 2004                                     20

   Consolidated Statements of Cash Flows For the Years Ended
    September 30, 2005 and 2004                                            21
   Notes to Consolidated Financial Statements                              22-28

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbbsoro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Receivable Acquisition and Management Corporation and Subsidiaries 140 Broadway, 46th Floor, New York, New York 10005.


We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2005 and 2004, and the results of their consolidated operations, changes in consolidated stockholders' equity (deficit) and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

December 13, 2005

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2005 AND 2004


                                     ASSETS


                                              2005                  2004
                                           -----------           -----------
CURRENT ASSETS
  Cash                                       $ 212,424             $ 486,124
  Finance receivables - short term             274,663               208,112
  Prepaid expenses                                   -                     -
                                           -----------           -----------
          Total current assets                 487,087               694,236
                                           -----------           -----------
OTHER ASSETS
  Finance receivables - long-term              557,649               422,532
  Deposit                                            -                97,763
                                           -----------           -----------
          Total other assets                   557,649               520,295
                                           -----------           -----------
TOTAL ASSETS                               $ 1,044,736           $ 1,214,531
                                           ===========           ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           SEPTEMBER 30, 2005 AND 2004


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 2005                 2004
                                                                           -----------------    -----------------
CURRENT LIABILITIES
   Accounts payable - Trade                                                     $    18,238          $    84,485
   Accrued and other expenses                                                        41,187               10,000
   Preffered stock dividend payable                                                  20,000
   Note Payable -short term                                                          60,000                    -
   Income tax expense                                                                     -               39,038
                                                                           -----------------    -----------------

          Total current liabilities                                                 139,425              133,523
                                                                           -----------------    -----------------

LONG TERM LIABILITIES
   Note payable -long term                                                           10,000                    -
                                                                           -----------------    -----------------

TOTAL LIABILITIES                                                                   149,425              133,523
                                                                           -----------------    -----------------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       10,000,000 shares authorized in 2005 and 80,000 shares
       issued and outstanding at September 30, 2005 and 2004, respectively          800,000              800,000
   Common stock, par value $.001 per share;
       325,000,000 and 50,000,000 shares authorized in 2005 and 2004 and 15,555,917 and 14,845,725 shares issued and outstanding
       at September 30, 2005 and 2004, respectively                                  15,556               14,846
   Additional paid-in capital                                                        83,144              175,072
   Retained earnings (accumulated deficit)                                           (3,389)              91,090
                                                                           -----------------    -----------------
                                                                                    895,311            1,081,008

           Total stockholders' equity                                               895,311            1,081,008
                                                                           -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,044,736          $ 1,214,531
                                                                           =================    =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                               2005                2004
                                                         -----------------   -----------------
REVENUES
    Financing income                                              326,032             518,082
    Gain on sale of finance receivables                            41,253                   -
    Service income                                                175,645              30,323
                                                         -----------------   -----------------
             TOTAL INCOME                                         542,930             548,405

COSTS AND EXPENSES
    Selling, general and administrative                           589,061             418,277
                                                         -----------------   -----------------
             Total costs and expenses                             589,061             418,277
                                                         -----------------   -----------------

NET INCOME (LOSS) BEFORE OTHER INCOME                             (46,131)            130,128

OTHER INCOME
   Other income - interest                                          1,652                   -
                                                         -----------------   -----------------
             Total other income                                     1,652                   -
                                                         -----------------   -----------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX               $ (44,479)          $ 130,128

PROVISION FOR INCOME TAXES                                              -             (39,038)
                                                         -----------------   -------------------

NET INCOME (LOSS)                                                 (44,479)             91,090

LESS PREFERRED STOCK DIVIDEND                                     (50,000)                  -
                                                         -----------------   -------------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK                        $ (94,479)           $ 91,090
                                                         -----------------   -------------------

BASIC INCOME (LOSS) PER COMMON SHARE                                (0.01)           $   0.01
                                                         =================   =================
DILUTED INCOME (LOSS)
PER COMMON SHARE                                                $     -              $      -
                                                         =================   =================

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                        15,011,359           8,258,198
                                                         =================   =================
WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                                      21,261,359          15,709,198
                                                         =================   =================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004


                                                   Preferred                    Common Stock
                                              Shares         Amount         Shares          Amount
                                           ------------   ------------   ------------    ------------
BALANCE, SEPTEMBER 30, 2003                        --     $       --       25,005,733          25,005

Common stock issued for cash exercise of
warrants December 31, 2003                         --             --       24,988,534          24,989

Common stock issued for extinguishment
of debt                                            --             --       25,005,733          25,006

Reverse stock split one for fifteen                --             --      (70,000,000)        (70,000)

Reorganization                                     --             --             --              --

Common stock issued to discharge loan of
$20,000 - May 2004                                 --             --          100,250             100

Common stock issued to discharge loan of
$165,000 - May 2004                                --             --          827,067             828

Common stock issued for General
Outsourcing Corporation - May 2004                 --             --        4,230,000           4,230

Common stock issued as employment
compensation - May 2004                            --             --        4,300,000           4,300

Common stock issued for consulting
services May - 2004                                --             --          388,408             388

Preferred stock issued to discharge debt
June - 2004                                      80,000        800,000           --              --

Net income for the year ended September
30, 2004                                           --             --             --              --
                                           ------------   ------------   ------------    ------------
BALANCE, SEPTEMBER 30, 2004                      80,000   $    800,000     14,845,725    $     14,846
                                           ------------   ------------   ------------    ------------
conversion of loan at $.20 per share               --             --           24,876              25

exercise of warrants at $.00 per share             --             --          200,000             200

retirement of shares                               --             --          (14,684)            (15)

Repurchase of warrants                             --             --         (100,000)           --

exercise of warrants at $.0075 per share           --             --          500,000             500

Net income (loss) for the year ended
September 30, 2005                                 --             --             --      $       --
                                           ------------   ------------   ------------    ------------

BALANCE, SEPTEMBER 30, 2005                      80,000   $    800,000     15,555,917    $     15,556
                                           ============   ============   ============    ============

                                              Additional
                                                Paid-In       Accumulated       Treasury
                                                Capital         Deficit           Stock           Total
                                              ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2003                     35,012,966     (35,446,673)       (944,612)     (1,353,314)

Common stock issued for cash exercise of
warrants December 31, 2003                         (17,889)           --              --             7,100

Common stock issued for extinguishment
of debt                                               --              --              --            25,006

Reverse stock split one for fifteen                 70,000            --              --              --

Reorganization                                 (35,077,723)     35,446,673         944,612       1,313,562

Common stock issued to discharge loan of
$20,000 - May 2004                                  19,900            --              --            20,000

Common stock issued to discharge loan of
$165,000 - May 2004                                164,173            --              --           165,001

Common stock issued for General
Outsourcing Corporation - May 2004                   1,770            --              --             6,000

Common stock issued as employment
compensation - May 2004                              1,720            --              --             6,020

Common stock issued for consulting
services May - 2004                                    155            --              --               543

Preferred stock issued to discharge debt
June - 2004                                           --              --              --           800,000

Net income for the year ended September
30, 2004                                              --            91,090            --            91,090
                                              ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2004                   $    175,072    $     91,090            --      $  1,081,008
                                              ------------    ------------    ------------    ------------
conversion of loan at $.20 per share                 4,975            --              --             5,000

exercise of warrants at $.00 per share               1,300            --              --             1,500

retirement of shares                                (1,453)           --              --            (1,468)

Repurchase of warrants                                --          (100,000)

exercise of warrants at $.0075 per share             3,250            --              --             3,750

Net income (loss) for the year ended
September 30, 2005                                    --           (94,479)           --           (94,479)
                                              ------------    ------------    ------------    ------------

BALANCE, SEPTEMBER 30, 2005                   $     83,144    $     (3,389)           --      $    895,311
                                              ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                 FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       2005           2004
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $   (44,479)   $    91,090
Adjustments to reconcile net income to
net cash (used in) operating activities:
   Common Stock issued for consulting                                      --              543
   Writeoff prepaid expenses                                               --            5,316
    Goodwill Impairment                                                    --            6,000
    Reorganization adjustments                                             --            6,959
   Common Stock issued for officer's salary                                --            6,020

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain                           425,453           --
Acquisition of finance receivables, net of buybacks                  (1,272,345)      (931,327)
Collections applied to principal on finance receivables                 645,224        300,684
(Increase) Decrease in Prepaid expenses & exchange account               97,763        (97,763)
(Decrease) Increase Accounts payable - Trade                            (66,247)        36,102
(Decrease) Increase Accrued Expenses                                     36,187         10,000
Increase in preferred stock dividend payable                             20,000           --
(Decrease) Increase in Income Taxes                                     (39,038)        39,038
                                                                    -----------    -----------

          Net cash provided by (used in) operating activities          (197,482)      (527,338)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                               70,000        985,000
Issuance of common stock                                                  5,250          7,178
Repurchase of retired common stock                                       (1,468)          --
Repurchase of warrants                                                 (100,000)          --
Preferred stock dividend                                                (50,000)          --
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities       (76,218)       992,178

NET INCREASE (DECREASE) IN CASH                                        (273,700)       464,840

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                           486,124         21,284
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $   212,424    $   486,124
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of accounts payable and accrued expenses              $      --      $   529,933
                                                                    ===========    ===========
   Conversion of accrued expenses                                   $      --      $    89,538
                                                                    ===========    ===========
   Conversion of notes payable                                      $     5,000    $   322,000
                                                                    ===========    ===========
   Conversion of promissory note                                    $      --      $   800,000
                                                                    ===========    ===========
   Goodwill                                                         $      --      $     6,000
                                                                    ===========    ===========
   Conversion of debentures payable                                 $      --      $   575,000
                                                                    ===========    ===========
   Common stock issued for services and compensation                $      --      $     6,563
                                                                    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES (FORMERLY RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

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

      On November 23, 2004 the Company sold the portfolio with an original face value of $18,944,048 and an acquisition price of $331,051 for a sale price of $293,250. The Company recognized a gain of $87,514 on the sale. The carrying value of the portfolio at the time of sale was $205,736.

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

      On July 12, 2005, the Company sold the portfolio with an original face value of $3,674,498 and an acquisition price of $233,330 for a sales price of $168,767. The Company will recognize a loss in the fourth quarter. The Company retained approximately $92,000 in face value of paying accounts.

      During the quarter ending September 30, 2005 the Company acquired total portfolios for $239,162. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $239,162 has been recovered.

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

      Changes in finance receivables for the year ended September 30, 2005 were as follows:

                                                               Year Ended
                                                           September 30, 2004
                                                           ------------------
      Balance at beginning of period October 1, 2004       $         630,641
      Acquisition of finance receivables                           1,272,345
      Cash collections applied to principal                         (645,224)
      Sale of Portfolio-net of gain                                 (425,453)
                                                           ------------------
      Balance at the end of the period                     $         832,309
                                                           ==================


      Estimated Remaining Collections ("ERC") *            $       1,955,191
                                                           ==================



      * Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $326,032 for the year ended September 30, 2005.

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


      D.    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2005.

      The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005 and 2004, the Company's uninsured cash balances total $212,424 and $386,124, respectively.


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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                         September 30,     September 30,
                                             2005               2004
                                         -----------       -----------

        Net income (loss)                $      --         $    91,090

                                         -----------       -----------
        Weighted-average common shares
        Outstanding (Basic)               15,011,359         8,256,198

        Weighted-average common stock
        Equivalents
          Stock options                      950,000           950,000
          Warrants                         5,300,000         6,500,000
                                         -----------       -----------

        Weighted-average common shares
        Outstanding (Diluted)             21,261,359        15,706,198
                                         ===========       ===========


      The weighted average of common shares for the year ended September 30, 2005 have been retroactively restated to account for the stock split which occurred in fiscal year ending September 30, 2004.

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

      L.    RECLASSIFICATION

      Certain amounts in the September 30, 2004 Financial Statements have been reclassified to conform to the 2005 presentation.

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

      D. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $30,000 and will pay the remaining $70,000 over 14 months.

NOTE 3-CONVERTIBLE DEBENTURES PAYABLE

      The $575,000 of convertible debentures outstanding at December 31, 2002 matures by June 2002, with optional redemptions available in May or June 2000 at 105% of par. Interest of the debentures accrues at 10% per annum and is payable in cash or stock, at the Company's option, on a quarterly basis. The debentures can be converted at the holder's option into the Company's common stock in its entirety, or in multiples of $1,000, at conversion prices equal to the greater of $.54 per share of 75% of the closing price per share over the five consecutive trading days immediately prior to the date of exercising the conversion right. At September 30, 2000 and 1999, the Company was not in compliance with its interest payments on the debentures. Upon approval of authorization of additional shares in accordance with the bankruptcy reorganization, the Company plans to issue common stock in exchange for discharge of debt. The debenture was converted into 9,340,593 shares pursuant to the approved bankruptcy plan. As of March 31, 2004 this debt was converted into common shares according to the bankruptcy reorganization.

NOTE 4-STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 2,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2005, the Company had 950,000 options outstanding under this plan.

NOTE  5-INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:

                                        September 30,   September 30,
                                             2005            2004
                                        -------------   -------------
      Provision

      Current:
           Federal                      $         --    $    (30,038)
           State and Local                        --          (9,000)
                                        -------------   -------------

              Total Current                       --         (39,038)

      Deferred                                    --              --
                                        -------------   -------------

      Total provision for income taxes  $         --    $    (39,038)
                                        =============   =============

      The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

      There was no provision for income tax for the year ended September 30, 2005.

      At September 30, 2005 the Company had an accumulated deficit approximating $3,389, available to offset future taxable income through 2023.

                                             September 30,
                                                2005
                                           ---------------

      Deferred tax assets                   $       3,389
      Less: valuation allowance                    (3,389)
                                           ---------------
      Totals                                $
                                           ===============

NOTE 6-STOCK HOLDERS' EQUITY

      COMMON STOCK

      There were 325,000,000 shares of common stock authorized, with 15,555,997 and 14,845,725 shares issued and outstanding at September 30, 2005 and 2004, respectively. The par value for the common stock is $.001 per share.

      The following details the stock transactions for the years ended September 30, 2005 and 2004.

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

      The Company received $3,750 for the exercise of 500,000 warrants at $.0075 per share of common stock in June 2005. The Company issued 500,000 shares of common stock in August 2005.

      PREFERRED STOCK

      There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of September 30, 2005 and 2004. The par value for the preferred shares is $10 per share.

NOTE 8-SUBSEQUENT EVENTS

      NOTE PAYABLE

      The holder of the Note Payable in the amount of $70,000 also owns 2,253,000 stock purchase warrants. The holder exercised the options in November 2005.at an exercise price of $0.0075 for a total exercise amount of $16,897.50. In lieu of payment the holder has agreed to a reduction in the Note payable of $16,897.50. The reduction in payment is effective if the company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102.50

      The Company sold a portfolio acquired in March 2005 for $172,872 for $112,290. After amortization of the amount collected prior to sale, the company suffered a net loss of $11,971. The company retained certain paying accounts and is likely to recoup the entire investment.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, age, and position of each of our directors and executive officers.

    Name        Age     Present Principal Employment
    ----        ---     ----------------------------
Max Khan        39      Director, President, CEO and CFO
Gobind Sahney   43      Chairman
Steven Lowe     45      Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 43, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 39, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan is also the co-founder of NewTrad Investors Inc., a hedge fund advisory firm specializing in advising Japanese institutions in their diversification into alternative assets. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New York.

Steven Lowe, age 45, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2005 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2004 and 2005 to:

      o     Each person who served as our chief executive officer during 2004;
            and

      o Our other executive officers whose total annual salary and bonus in 2004 exceeded $100,000.


                                                                               Long-Term
                                             Salary       Bonus            Compensation Awards:
Name and Principal Position      Year       Annual Compensation        Securities Underlying Options
---------------------------      ----       -------------------        -----------------------------
Max Khan                         2004        $ 100,000    None                   $150,000
CEO & CFO                        2005        $ 100,000    None                     None
Gobind Sahney, Chairman          2004        $ 100,000    None                   $150,000
                                 2005        $       -    None                     None

EMPLOYMENT AND SEPARATION AGREEMENT

The Company has an employment agreement with Max Khan. The employment agreement is for a term of 3years and provides that Mr. Khan is entitled to receive $180,000in annual compensation. There are no separation agreements.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2005 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.

NAME AND ADDRESS            AMOUNT AND NATURE OF
BENEFICIAL OWNER            BENEFICAL OWNERSHIP            PERCENT OF CLASS
----------------            -------------------            ----------------
Gobind Sahney                       870,000                      5.80%
Lisa Sahney Trust                 1,740,000                     11.59%
Max Khan                          2,900,000                     19.31%
Mehtab Sultana                    1,300,000                      8.66%
Steven Lowe (1)                     50,000
Claudia DiNatale                  4,437,326                     29.56%

All Directors and Officers
  as a group (3 persons)          3,820,000                     25.45%

(1) Represents fully vested options granted in 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs & Company, L.L.C for the fiscal years ended September 30, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                     Fiscal Year Ending         Fiscal Year Ending
                     September 30, 2005         September 30, 2004

Audit Fees                 $20,000                    $15,000

Audit Related Fees         $ 5,500                    $ 5,000

Tax Fees                   $     0                    $ 1,000

All Other Fees             $     0                    $     0

Total                      $25,500                    $21,000


Audit Fees for the fiscal years ended September 30, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2005 and 2004 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended September 30, 2005 and 2004 were for professional services related to tax compliance, tax authority audit support and tax planning.

 There were no fees that were classified as All Other Fees as of the fiscal years ended September, 2005 and 2004.

 As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures

ITEM 14. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number            Description
-------           -----------
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

                                RECEIVABLE  ACQUISITION & MANAGEMENT CORPORATION




                                    /s/   Max Khan
                                    ---------------
                                    By:   Max Khan
                                    Chief Executive Officer,
                                    Chief Financial/Accounting Officer, and

                                    Director
                                    Date: December 28,, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



                                     /s/   Max Khan
                                     --------------
                                     By:   Max Khan
                                     Chief Executive/Accounting Officer,
                                     Chief Financial Officer and Director
                                     Date: December 28, 2005



                                     /s/   Gobind Sahney
                                     -------------------
                                     By:   Gobind Sahney
                                     Chairman of the Board
                                     Date: December 28, 2005



                                     /s/   Steven Lowe
                                     -----------------
                                     By:   Steven Lowe
                                     Director
                                     Date: December 28, 2005