Form 10QSB
period 2005-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2006-02-14
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                     001-09370
                            (COMMISSION FILE NUMBER)

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No |_|

As of February 10, 2006, there were 16,413,037 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED:

                                                                           Pages

      Balance Sheet of December 31, 2005 - Unaudited                        5-6

      Statement of Operations For the Three Months                           7
      Ended December 31, 2005 and 2004 - Unaudited

      Statement of Cash Flows For the Three Months                           8
      Ended December 31, 2005 and 2004 - Unaudited

      Notes to Condensed Consolidated Financial Statements                  9-19

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    396,262
  Finance receivables - short term                                      191,180

          Total current assets                                          587,442
                                                                   ------------

OTHER ASSETS
  Finance receivables - long-term                                       388,154
                                                                   ------------

          Total other assets                                            388,154
                                                                   ------------

TOTAL ASSETS                                                       $    975,596
                                                                   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                DECEMBER 31, 2005

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - Trade                                     $     18,238
   Accrued and other expenses                                        167,030
   Preferred stock dividend payable                                   10,000
   Note Payable -short term                                           38,102
                                                                ------------

          Total current liabilities                                  233,370
                                                                ------------

                                                                ------------

TOTAL LIABILITIES                                                    233,370
                                                                ------------

STOCKHOLDERS'  EQUITY
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at December 31, 2005                          800,000
   Common stock, par value $.001 per share;
       authorized 325,000,000 shares issued and 17,808,917
       outstanding at December 31, 2005                               17,809
   Additional paid-in capital                                         (4,812)
   Accumulated (Deficit)                                             (70,771)
                                                                ------------

           Total stockholders' equity                                742,226
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    975,596
                                                                ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF OPERATION - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                    FOR THE THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                      2005               2004
                                                                 --------------     --------------
REVENUES
    Financing income                                             $       76,137     $      113,744
    Gain on sale of finance receivable                                       --             87,514
    Service income                                                       44,108             29,977
                                                                 --------------     --------------
                            TOTAL INCOME                                120,245            231,235

COSTS AND EXPENSES
    Selling, general and administrative                                 172,473            163,343
                                                                 --------------     --------------
                            Total costs and expenses                    172,473            163,343
                                                                 --------------     --------------

NET INCOME (LOSS) BEFORE OTHER INCOME                                   (52,228)            67,892

OTHER INCOME (LOSS)
   Other income (loss) - loss on sale of finance receivable              (5,409)                --
   Other income (loss) - interest                                           255                601
                                                                 --------------     --------------
                            Total other income (loss)                    (5,154)               601
                                                                 --------------     --------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX                $      (57,382)    $       68,493

PROVISION FOR INCOME TAXES                                                   --            (20,583)
                                                                 --------------     --------------

NET INCOME (LOSS)                                                       (57,382)            47,910

LESS PREFERRED STOCK DIVIDEND                                           (10,000)           (10,000)
                                                                 --------------     --------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK                         $      (67,382)    $       37,910
                                                                 --------------     --------------

BASIC INCOME (LOSS) PER COMMON SHARE                             $        (0.00)    $       (0.003)
                                                                 ==============     ==============

DILUTED INCOME (LOSS)
PER COMMON SHARE                                                 $           --     $       (0.002)
                                                                 ==============     ==============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                              16,413,037         14,870,601
                                                                 ==============     ==============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                                            17,358,909         22,320,601
                                                                 ==============     ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005            2004
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                     $   (67,382)    $    47,910
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain                               112,290         205,736
Acquisition of finance receivables, net of buybacks                              --        (100,444)
Collections applied to principal on finance receivables                     140,687         114,205
(Increase) Decrease in Prepaid expenses & exchange account                       --          97,763
(Decrease) Increase Accounts payable - Trade                                     --         (63,539)
(Decrease) Increase Accrued Expenses                                        125,843          18,119
(Decrease) Increase preferred dividend payable                              (10,000)             --
(Decrease) in note payable payable                                          (15,000)             --
(Decrease) Increase in Income Taxes                                              --         (18,455)
                                                                        -----------     -----------

          Net cash provided by (used in) operating activities               286,438         301,295
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of warrants                                                     (102,600)        (10,000)
                                                                        -----------     -----------

               Net cash provided by (used in) financing activities         (102,600)        (10,000)

NET INCREASE (DECREASE) IN CASH                                             183,838         291,295

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                               212,424         486,124
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $   396,262     $   777,419
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of notes payable                                          $    16,897     $     5,000
                                                                        ===========     ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A. THE COMPANY AND PRESENTATION

      The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2005 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

      On July 12, 205, the Company sold the portfolio with an original face value of $3,674,498 and an acquisition price of $233,330 for a sales price of $168,767. The Company will recognize a loss in the fourth quarter. The Company retained approximately $92,000 in face value of paying accounts.

      During the quarter ending September 30, 2005, the Company acquired total portfolios for $239,162. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $239,162 has been recovered.

      On November 22, 2005 the Company sold a portfolio with an acquisition price of $172,827 for $112,290. The Company recognized a loss of $5,409 on the sale.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      B. FINANCE RECEIVABLES (CONTINUED)

      Changes in finance receivables for the three months ended December 31, 2005 were as follows:

                                                           Three Months Ended
                                                           December 31, 2005
                                                           ------------------
      Balance at beginning of period  October 1, 2005      $          832,312
      Acquisition of finance receivables

      Cash collections applied to principal                          (140,687)

      Sale of portfolio - net of gain                                (112,290)
                                                           ------------------
      Balance at the end of the period                     $          579,335
                                                           ==================
      Estimated Remaining Collections ("ERC") *            $        2,253,000
                                                           ==================

      o Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $76,137 and $113,744 for the three months ending December 31, 2005 and 2004, respectively.

NOTE 1- C. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      D. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2005.

      The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and 2004, the Company`s uninsured cash balances total $296,262 and $677,419, respectively.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                  December 31,       December 31,
                                                      2005               2004
                                                 --------------     --------------
      Net income after payment of preferred
        dividend                                 $      (67,382)    $       37,910
                                                 --------------     --------------
      Weighted-average common shares
      Outstanding (Basic)                            16,413,037         14,870,601

      Weighted-average common stock
      Equivalents
        Stock options                                   950,000            950,000
        Warrants                                      1,446,000          6,500,000
                                                 --------------     --------------

      Weighted-average common shares
      Outstanding (Diluted)                          18,809,037         22,320,601
                                                 ==============     ==============

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

      L. RECLASSIFICATION

      Certain amounts in the December 31, 2004 Financial Statements have been reclassified to conform to the 2005 presentation.

NOTE 2- NOTES PAYABLE

      A. On October 2, 2003, the Company borrowed an additional $20,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 7% per annum. The note was due on or before March 30, 2004. This note is classified as a short-term note as the holder may convert at their discretion. The Company issued in May 2004, 100,250 shares of common stock to satisfy the debt.

      B. On December 11, 2003, the Company borrowed an additional $800,000 from Artemis Equity Hedge Fund Ltd, evidenced by a convertible promissory note bearing interest at 5% per annum. The note was due on or before March 31, 2004. This note is classified as a short-term Note as the holder may convert at their discretion. The note may be exchanged into convertible preferred stock with a 5% dividend. The preferred stock is convertible at $10 per share. The Company issued 80,000 shares of preferred stock in June 2004 to satisfy the debt.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2- NOTES PAYABLE (CONTINUED)

      C. On January 29, 2004 the Company borrowed an additional $5,000 note bearing interest at 5% per annum. The note was convertible into common stock at $.20 per share. The Company issued in October 2004, 24,876 shares of common stock to satisfy the debt.

      D. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $20,000 and will pay the remaining $80,000 over 16 months.

      The holder of the Note Payable owns 2,253,000 stock purchase warrants. The holder informed the Company that the holder will exercise all 2,253,000 stock purchase warrants at an exercise price of $0.0075 for a total exercise amount of $16,897. In lieu of payment the holder agreed to a $16,987 reduction in the Note Payable. The reduction in payment is effective if the Company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102. The holder exercised the warrants on November 28 2005 and 2,253,000 shares of common stock were issued to reduce the note payable in the amount of $16,897. (See Note 5)

NOTE 3- STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2005, the Company had 950,000 options outstanding under this plan.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 4- INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:

                                              December 31,     December 31,
                                                  2005             2004
                                              ------------     ------------
      Provision

      Current:
           Federal                            $         --     $     (9,625)
           State and Local                              --          (10,958)
                                              ------------     ------------

              Total Current                             --          (20,583)

      Deferred                                          --               --
                                              ------------     ------------

      Total provision for income taxes        $         --     $    (20,583)
                                              ============     ============

      The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

      There was no provision for income tax for the three months ended December 31, 2005.

      At December 31, 2005 the Company had accumulated deficit approximating $70,772, available to offset future taxable income through 2023.

                                                                 December 31,
                                                                     2005
                                                                 ------------

      Deferred tax assets                                        $     21,232

      Less: valuation allowance                                       (21,232)
                                                                 ------------
      Total                                                      $         --
                                                                 ============

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 5- STOCK HOLDERS' EQUITY (Equity)

      There were 325,000,000 shares of common stock authorized, with 17,808,917 and 14,870,601 shares issued and outstanding at December 31, 2005 and 2004, respectively. The par value for the common stock is $.001 per share.

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

      The Company issued to the holder of the note payable, 2,253,000 shares of common stock at $0.0075 per share on November 28, 2005 as a conversion of warrants into common stock. In lieu of payment in the amount of $16,897 the shares were purchased through a $16,897 reduction of the note payable. (See Note 2. D)

      The Company repurchased 201,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,100.

      The Company repurchased 500,000 warrants at a price of $0.125 per warrant on November 18, 2005. The total repurchase price was $62,500.

      The Company repurchased 200,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,000.

      PREFERRED STOCK

      There were 10,000,000 shares of preferred stock authorized, with 80,000 issued an outstanding as of December 30, 2005 and 2004. The par value for the preferred shares is $10 per share.

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

Overview

The Company is now engaged in purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with $3.1 million in invested capital. The Company continues to seek additional capital to invest into additional portfolios. The Company also manages two SPV structures with approximately $4.5 million under management.

RESULTS OF OPERATIONS

Overview

The company continues to execute its long term strategy. With several relationships in place with debt sellers, the company is now in discussions with several lenders for a credit facility which will allow us to acquire larger portfolios. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

                                                            Three Months Ended December 31
                                            -------------------------------------------------------------
                                                2005             2004          $ Change        % Change
                                            -------------------------------------------------------------
      Net Collections (excluding sale)      $   265,544      $   208,245

      Finance Income                        $    76,137      $   113,744      ($   37,607)           -49%
            as a % of Collections                    29%           54.62%

      Servicing Income                      $    44,108      $    29,977      $    14,131

      Gain on Sale                          ($    5,409)     $    87,514      $    87,514

      Operating Expenses                    $   172,473      $   163,343      $     9,130               6%

      Income Before Taxes                   ($   67,382)     $    68,493      ($  135,875)            198%

Revenue

The company generated $120,245 in revenue during the quarter ended December 31, 2005 versus $231,235 for quarter ended December 31, 2004. Total revenue included $76,137 in finance income in the quarter ended December 31, 2005 versus $113,744 finance income during the quarter ended December 31, 2004; loss of $5,409 from portfolio sale in the quarter ended December 31, 2005 versus gain of $87,514 from portfolio sale during the quarter ended December 31, 2004 and $44,108 servicing income of $44,108 during the quarter ended December 31, 2005 versus $29,977 in the quarter ended December 31, 2004. Finance income was lower during the quarter during the quarter ended December 31, 2005 because the Company is applying accretion method to only two portfolios. During the quarter ended December 31, 2005, excluding proceeds of $ 112,290 from the sale of one portfolio, the Company collected $265,544 versus $208,245 and portfolio sale of $293,250 during the quarter ended December 31, 2004. The Company recognized only $76,137 in finance income in the quarter ended December 31, 2005 versus $113,744 in finance income during the quarter ended December 31, 2004. As a percentage, finance income recognized was 29% of total net cash collections during the quarter ended December 31, 2005 versus 55% of total cash collected during the quarter ended December 31, 2004.

Operating Expenses

Total operating expenses were $172,473 for the three months ended December 31, 2005 versus $163,343 for the three months ended December 31, 2004. The operating expenses, excluding legal fees, were in line with expectations. For the three months ended December 31, 2005 and 2004, legal and accounting expenses were $42,900 and $31,000 respectively. The Company continues to incur expenses related to Allied litigation. The Company reached a settlement agreement on December 12, 2005 which was finalized on February 10, 2006. The company does not expect the overall expenses to rise materially for the remainder of the year.

Rent and Occupancy

Rent and occupancy expenses were $7,965 for the three months ended December 31, 2005 versus $8,500 for the Quarter ended December 31, 2004.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2004.

Purchase of defaulted receivables

      During the three months ended December 31, 2005, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $1,242,503 at a cost of $80,000. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with three collection agencies on a contingency basis. The contingency fees in the collections industry ranges from 20% to 50% depending on the age of receivables. The Company has backup agencies in place for redundancy purposes.

Portfolio Data

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2005.

Purchase Period              Purchase Price(1)    Actual Cash Collections (2)        Estimated (3)
  12/31/2003                  $      569,070             $    1,419,089             $      360,381
   4/19/2004                  $       31,317             $       29,868             $       33,353
  12/31/2004                  $      100,444             $      104,651             $      142,441
   2/28/2005                  $       81,076             $       67,501             $      115,977
 1/25/2005(4)                 $      233,330             $      205,210             $       33,690
 3/11/2005(5)                 $      172,872             $       48,611             $       33,000
   4/11/2005                  $      375,000             $      115,603             $      561,539
   6/2/2005                   $       37,660             $       26,616             $       74,444
   7/25/2005                  $      177,668             $       91,189             $      308,564
   9/28/2005                  $       61,974             $       13,728             $      141,207
  12/28/2005                  $       80,000             $       17,721             $      222,279

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

When the Company acquires a portfolio of defaulted receivables, it estimates the expected recovery of the portfolio. A 36 to 60 month projection of cash collections is created for each portfolio. Only after the portfolio has established probable and estimable performance in excess of projections will the accretable yield be increased and recognized as revenue. If actual cash collections are less than the original forecast, the Company will take an impairment charge. Collection activities commence within 30 days of purchase, which allows for adequate time to scrub the portfolio for deceased, settled, incarcerated and bankruptcy filed accounts.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using seven collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 30% which rises during the later years of recovery.

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

Liquidity and Capital Resources

As of December 31, 2005 the Company had working capital of $354,072 versus working capital of $848,450 as of December 31, 2004. Working capital was lower during the quarter ended December 31, 2005 versus the quarter ended December 31, 2004 which was boosted by a large portfolio sale and conversion of all outstanding debt into equity. The company also spent approximately $100,000 to buyback approximately 900,000 warrants during the quarter ended December 31, 2005. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. During the three months ended December 31, 2005, cash flow from operations was $286,438 versus $301,295 in the quarter ended December 31, 2004. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended December 31, 2005, we invested $80,000 in a portfolio with a face value of $1,242,000 and is a part of a forward flow arrangement that we have with the seller.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarters ended December 31, 2005 and 2004, the Company generated approximately $377,834 and $501,341 respectively from collections and portfolio sale, net of contingency fee.

The Company continues to seek additional capital that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the Company would be successful in raising the capital.

Income Taxes

We did not record any income tax provision for the quarter ended December 31, 2005 versus $20,583 for the quarter ended December 31, 2004.

Contractual Obligation

The Company has a 12 month lease with H&Q Global Services at $2,915 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied's portfolio in April, 2005. The settlement agreement was executed on February 10, 2006.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The holder of the Note Payable was issued 2,253,000 stock purchase warrants. The holder informed the Company that it intended to exercise all 2,253,000 stock purchase warrants at an exercise price of $0.0075 for a total exercise amount of $16,897. In lieu of payment, the holder agreed to a $16,987 reduction in the Note Payable. The reduction in payment is effective if the Company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102. The holder exercised the warrants on November 28 2005 and 2,253,000 shares of common stock were issued to reduce the note payable in the amount of $16,897.

The Company repurchased 201,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,100.

The Company repurchased 500,000 warrants at a price of $0.125 per warrant on November 18, 2005. The total repurchase price was $62,500.

The Company repurchased 200,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,000.


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

Date: February 10, 2006

                                        By: /s/ Max Khan
                                            ------------------------------------
                                            Max Khan
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                        /s/ Max Khan
                                        ----------------------------------------
                                        By: Max Khan
                                        Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        Date: February 10, 2006