Form 10QSB
period 2006-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2006-05-15
CIK 733337

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                     1-9370
                            (COMMISSION FILE NUMBER)

                     FOR THE QUARTERLY PERIOD MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|


As of March 31, 2006, there were 17,808,917 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                (FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                          Pages
      Condensed Consolidated Balance Sheet                                 4-5
      as of March 31, 2006 - Unaudited


      Condensed Consolidated Statements of Income (Operations)              6
      For the Six Months and Three Months
      Ended March 31, 2006 and 2005 - Unaudited


      Condensed Consolidated Statements of Cash Flows For the Six Months    7
      Ended March 31, 2006 and 2005 - Unaudited

      Notes to Condensed Consolidated Financial Statements                 8-16

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2006


                                     ASSETS


CURRENT ASSETS
  Cash                                                              $  96,961
  Finance receivables - short term                                    235,061
                                                              ----------------
   TOTAL CURRENT ASSETS                                               332,022
                                                              ----------------
OTHER ASSETS
  Finance receivables - long-term                                     477,246
                                                              ----------------
   TOTAL OTHER ASSETS                                                 477,246
                                                              ----------------
TOTAL ASSETS                                                        $ 809,268
                                                              ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                 MARCH 31, 2006


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable - Trade                                         $  3,545
   Accrued and other expenses                                         48,150
   Preferred stock dividend payable                                   20,000
   Note Payable -short term                                           23,103
                                                              ---------------
   TOTAL CURRENT LIABILITIES                                          94,798
                                                              ---------------
TOTAL LIABILITIES                                                     94,798
                                                              ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at March 31, 2006                             800,000
   Common stock, par value $.001 per share;
       authorized 325,000,000 shares issued and 17,808,917
       outstanding at March 31, 2006                                  17,809
   Accumulated (Deficit)                                            (103,339)
                                                              ---------------
    TOTAL STOCKHOLDERS' EQUITY                                       714,470
                                                              ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 809,268
                                                              ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

              RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
      FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                         FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                         2006             2005         2006               2005
                                                       ----------      -----------  -----------        -----------
REVENUES
    FINANCING INCOME                                  $ 174,573          $190,888     $ 98,437            $77,144
    GAIN ON SALE OF FINANCE RECEIVABLE                    19,334           87,514       19,334                  -
    SERVICE INCOME                                        97,086           68,033       52,978             38,056
                                                       ----------      -----------  -----------        -----------
           TOTAL INCOME                                  290,993          346,435      170,749            115,200
COSTS AND EXPENSES
    Selling, general and administrative                                   279,869
                                                         351,216                       178,743            116,526
                                                       ----------      -----------  -----------        -----------
                                                       ----------      -----------  -----------        -----------
           TOTAL COSTS AND EXPENSES                      351,216
                                                                          279,869      178,743            116,526
                                                       ----------      -----------  -----------        -----------
                                                       ----------      -----------  -----------        -----------

NET INCOME (LOSS) BEFORE OTHER INCOME                   (60,223)           66,566      (7,994)            (1,326)

OTHER INCOME (LOSS)
   Other income (loss) - loss on sale of finance         (5,409)                -            -                  -
receivable
   Other income (loss) -                                                    1,247
interest                                                     494                           238                646
                                                       ----------      -----------  -----------        -----------
                                                       ----------      -----------  -----------        -----------
           TOTAL OTHER INCOME (LOSS)                     (4,915)            1,247
                                                                                           238                646
                                                       ----------      -----------  -----------        -----------
                                                       ----------      -----------  -----------        -----------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX       $         $      $ 67,813    $ (7,756)     $ -     $(680)
                                                       (65,138)      -

PROVISION FOR INCOME TAXES                                     -         (20,583)            -                  -
                                                       ----------      ------------------------        -----------
                                                       ----------      ------------------------        -----------

NET INCOME (LOSS)                                       (65,138)           47,230      (7,756)              (680)

LESS PREFERRED STOCK DIVIDEND                           (20,000)
                                                                         (20,000)     (10,000)           (10,000)
                                                       ----------      ------------------------        -----------
                                                       ----------      ------------------------        -----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK               $                  $27,230    $                  $
                                                       (85,138)                     (17,756)             (10,680)
                                                       ----------      ------------------------        -----------
                                                       ----------      ------------------------        -----------

BASIC INCOME (LOSS) PER COMMON SHARE                    $ (0.00)           $ 0.00      $(0.00)           $ (0.00)
                                                       ==========      ===========  ===========        ===========
                                                       ==========      ===========  ===========        ===========

DILUTED INCOME (LOSS)
PER COMMON SHARE                                        $                  $ 0.00      $(0.00)           $ (0.00)
                                                       (0.00)
                                                       ==========      ===========  ===========        ===========
                                                       ==========      ===========  ===========        ===========

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                17,103,307
                                                                       14,909,063   17,808,917         14,948,379
                                                       ==========      ===========  ===========        ===========
                                                       ==========      ===========  ===========        ===========

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                              19,399,307
                                                                       22,159,063   20,104,917         22,198,379
                                                       ==========      ===========  ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                                                    2006             2005
                                                                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                                               $  (85,138)        $  27,230
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES
Proceeds from sale of portfolio - net of gain                                                         117,277          205,736
Acquisition of finance receivables, net of buybacks

(207,459) (587,720)
Collections applied to principal on finance receivables                                               210,187          175,742
(Increase) Decrease in Prepaid expenses & exchange account                                                  -           97,763
(Decrease) Increase Accounts payable - Trade                                                         (14,693)         (63,080)
(Decrease) Increase Accrued Expenses                                                                    6,963          179,853
(Decrease) in note payable payable                                                                   (30,000)                -
(Decrease) Increase in Income Taxes                                                                         -         (18,455)
                                                                                                --------------   --------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                (2,863)           17,069
                                                                                                --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                                                    -            1,500
Repurchase of warrants                                                                              (112,600)                -
                                                                                                --------------   --------------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (112,600)            1,500

NET INCREASE (DECREASE) IN CASH                                                                     (115,463)           18,569

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                       212,424          486,124
                                                                                                --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $  96,961       $  504,693
                                                                                                ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Issuance of Common Stock for:
   Conversion of notes payable                                                                       $ 16,897         $  5,000
                                                                                                ==============   ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005


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

            During the quarter ending March 31, 2006, the Company acquired total portfolios for $275,746. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $275,746 has been recovered.

            During the quarter ending March 31, 2006 the Company sold a portfolio with a carrying value of $4,987 of $ for $24,321. The Company recognized a gain of $19,344 on the sale.

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


            Changes in finance receivables for the six months ended March 31, 2006 were as follows:


                                                         Six Months Ended
                                                          March 31, 2006
                                                         -----------------------
Balance at the end of the period October 1, 2005            $           832,312
Acquisition of finance receivables                                      207,459
Cash collections applied to principal                                 (210,187)
Sale of portfolio - net of gain                                       (117,277)
                                                         -----------------------
Balance at the end of the period                            $           712,307
                                                         =======================
Estimated Remaining Collections ("ERC") *                    $        2,183,751
                                                         =======================

o Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $174,573 and $190,888 for the six months ending March 31, 2006 and 2005, respectively.

      C.    PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      D.    CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2006.

            The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006 and 2005, the Company's uninsured cash balances total $0 and $404,693 respectively.


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

      H.    STOCK-BASED COMPENSATION

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


      J.    EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                          March 31,              March 31,
                                             2006                   2005
                                      -------------------    -------------------
Net income (loss) after payment of
    preferred dividend                $   (85,138)            $    27,230
                                      -------------------    -------------------
Weighted-average common shares
Outstanding (Basic)                    17,103,307              14,909,063

Weighted-average common stock
Equivalents
  Stock options                           950,000                 950,000
  Warrants                              1,346,000               6,300,000
                                      -------------------    -------------------

Weighted-average common shares
Outstanding (Diluted)                  19,399,307              22,159,063
                                      ===================    ===================

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005


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

      L.    RECLASSIFICATION

            Certain amounts in the December 31, 2005 Financial Statements have been reclassified to conform to the 2006 presentation.

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

            The holder of the Note Payable in the amount owns 2,253,000 stock purchase warrants. The holder informed the Company that the holder will exercise all 2,253,000 stock purchase warrants at an exercise price of $0.0075 for a total exercise amount of $16,897. In lieu of payment the holder agreed to a $16,987 reduction in the Note Payable. The reduction in payment is effective if the Company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102. The holder exercised the warrants on November 28 2005 and 2,253,000 shares of common stock were issued to reduce the note payable in the amount of $16,897. (See Note 5)

NOTE 3-           STOCK OPTIONS

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE  4- INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:


                                                              March 31,                 March 31,
                                                                 2006                     2005
                                                         ---------------------      ------------------
Provision

Current:
     Federal                                                        $       -              $  (9,625)
     State and Local                                                                         (10,958)
                                                                            -
                                                         ---------------------      ------------------

        Total Current                                                                        (20,583)
                                                                            -

Deferred
                                                                            -                       -
                                                         ---------------------      ------------------

Total provision for income taxes                                    $       -              $ (20,583)
                                                         =====================      ==================

            The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

            There was no provision for income tax for the six months ended March 31, 2006.

            At March 31, 2006 the Company had accumulated deficit approximating $103,339, available to offset future taxable income through 2023.

                                                              March 31,
                                                                 2006
                                                           -----------------

                          Deferred tax assets                     $  36,169
                          Less:  valuation allowance
                                                                   (36,169)
                                                           -----------------
                          Total                                    $      -
                                                           =================

NOTE 5-  STOCK HOLDERS' EQUITY (EQUITY)

            There were 325,000,000 shares of common stock authorized, with 17,808,917 and 15,070,601 shares issued and outstanding at March 31, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

            The following details the stock transactions for the periods ended March 31, 2006 and 2005.

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

            The Company repurchased 100,000 warrants at a price of $0.10 per warrant on March 16, 2006. The total repurchase price was $10,000.

                  PREFERRED STOCK

                  There were 10,000,000 shares of preferred stock authorized, with 80,000 issued an outstanding as of March 31, 2006 and 2005. The par value for the preferred shares is $10 per share.

                  NOTE 6-  SUBSEQUENT EVENTS

                  SALE OF FINANCE RECIEVABLE

                  The Company sold a financial receivable portfolio on April 28th 2006. The face amount of the portfolio is $4,107,881. The portfolio was sold for $205,394 or approximately 5% of the portfolio's face value.

                  CONVERTIBLE NOTE OFFERING

                  The Company has issued a private convertible note offering in the amount of $300,000. The company will repay the holder of the convertible note in 18 equal payments of $18,161 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the "Maturity Date). The Company repaid $116,000 of the principal on May 11, 2006.

ITEM 2.

      MANAGEMENTS'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K as of and for the year ended September 30, 2005 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The risks, uncertainties and assumptions referred to above may include the following:

|X| changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;


|X|   ability to acquire sufficient portfolios;

|X|   ability to recover sufficient amounts on acquired portfolios;

|X| a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change; |X| changes in government regulations that affect the Company's ability to collect sufficient amounts on its acquired or serviced receivables;

|X|   the Company's ability to retain the services of recovery partners;

|X| changes in the credit or capital markets, which affect the Company's ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

|X|   the degree and nature of the Company's competition; and


|X|   our ability to respond to changes in technology and increased competition;

|X| the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

The Company is now engaged in purchase and recovery of performing, sub-performing and non-performing consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with $2.1 million in invested capital. The Company continues to seek additional capital to invest into additional portfolios. The Company also manages investments in two different portfolios funded through joint venture and non-recourse notes with approximately $4.5 million under management. The Company does hold any equity in these vehicles only receives servicing income and may receive some of the residual cash flow after the investors have recouped their investment and agreed upon return.

RESULTS OF OPERATIONS

OVERVIEW

The Company continues to execute its long term strategy. With several relationships in place with debt sellers, the company is now in discussions with several two lenders for a credit facility which will allow us to acquire larger portfolios. Such a facility would have an advance rate of 80% to 90% and would require the Company to raise additional capital for the balance. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

                              THREE MONTHS ENDED MARCH 31, 2006
                              ----------- ---------- ------------ ------------
                                 2006       2005      $ CHANGE     % CHANGE
                              ----------- ---------- ------------ ------------

Net Collections                $258,217   $162,438       $95,779      59%

Finance Income                 $98,437     $77,144       $21,293      22%
   as a % of Collections         38%         47%

Servicing Income               $52,978     $38,056     $14,922        28%


Operating Expenses             $178,743   $101,583     $77,160        76%

Income Before Taxes            ($7,756)    ($680)     ($7,076)      -1041%

Fully Diluted EPS              ($0.001)   ($0.001)     $0.000         0%



REVENUE

The Company generated $170,749 in revenue during the quarter ended March 31, 2006 versus $115,200 for quarter ended March 31, 2005 and $120,245 in the first quarter ended December 31, 3005. Total revenue included $98,437 finance income, $52,978 servicing income and $19,334 from gain on sale of a portfolio. Finance income increased by approximately 22% or $21,293 compared to the quarter ended
March 31, 2005 and approximately 29% or $22,300 for the first quarter ended December 31, 2005. Servicing income increased by approximately 22% when compared to quarter ended March 31, 2005 and increased sequentially by approximately 20% from the quarter ended December 31, 2005. The company recognized approximately 38% of net cash collections as revenue during the quarter ended March 31, 2006 versus 47% during the quarter ended March 31, 2005. The percentage remains well below the industry average. The Company collected $258,217 during the quarter but recognized only $98,437 as revenues. Finance income is expected to decline due to voluntary redemption from our managed fund, Ramco Income Fund Ltd. During the quarter, the company acquired two portfolios and the third tranche of a forward flow that are being carried on a cost recovery basis. The Company may apply the interest rate method to other portfolios acquired during the current quarter once there is confidence in the expected recovery curve.

OPERATING EXPENSES

 Total operating expenses increased by 76% to $178,743 for the three months ended March 31, 2006 versus $101,583 for the quarter ended March 31, 2005 and sequentially increased by 4% from the first quarter ended December 31, 2005. The Company's operating expenses were negatively impacted by legal fees of $24,000 related to litigations and slightly higher expenses at our California subsidiary.

 RENT AND OCCUPANCY

 Rent and occupancy expenses were $8,045 for the three months ended March 31, 2006 versus $8,033 for the quarter ended March 31, 2005.

DEPRECIATION

     The Company did not record any depreciation expense for the three months ended March 31, 2006.

PURCHASE OF DEFAULTED RECEIVABLES

         During the three months ended March 31, 2006, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $4,120,565 at a cost of $207,459. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 25% during the quarter.

PORTFOLIO DATA

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of March 31, 2006.


PURCHASE PERIOD          PURCHASE PRICE(1)         ACTUAL CASH COLLECTIONS (2)    ESTIMATED (3)
     12/31/2003           $  569,070                $  1,373,642                   $  205,737
     12/31/2004           $  100,444                $    119,436                   $  123,449
     2/28/2005            $  81,076                 $     82,831                   $  100,647
     4/11/2005            $  375,000                $         171,701              $  505,441
      6/2/2005            $      37,660             $    33,737                    $  67,323
     7/25/2005            $  177,668                $      108,537                 $ 291,216
     9/28/2005            $   61,974                $   25,446                     $ 129,489
     12/28/2005           $          80,000         $         17,721               $ 207,152
      1/3/2006            $          49,725         $         14,786               $ 47,075
      3/9/2006            $  121,972                $         28,338               $ 246,099
      3/9/2006            $  35,760                                                $ 89,400



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

RECOVERY PARTNERS

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using four collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 27% which rises during the later years of recovery.

SEASONALITY

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

CURRENCY RISK

The Company has been acquired and continues to acquire defaulted receivable portfolios in the United Kingdom and such purchase may expose the company to adverse currency risks.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had working capital of $237,234 versus working capital deficit of $554,026 at March 31, 2005. The improvement is due to the conversion of all outstanding debt into equity and cash flows from collections. Working capital sequentially declined from $848,450 in the quarter ended December 31, 2005 due to acquisition of three portfolios during the quarter. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the six month ended March 31, 2006, the Company had net cash of
$96,931versus $131,831 at the end of March 31, 2005. Net cash provided by operating activities was ($2,863) for the six months ended March 31, 2006 compared to $17,069 provided by operating activities during the six month ended March 31, 2005. Net cash provided by financing activities was ($112,600) during the six month ended March 31, 2006 compared to $1,500 during the six month ended March 31, 2005. The Company bought back 1,001,000 warrants in a privately negotiated transaction for $112,600. The Company did not raise any capital through issuance of securities during the six month ended March 31, 2006. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended March 31, 2006, we invested at a cost of $207,459 in three portfolios with a face value of $4,120,565.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $258,217 from collections and $52,978 from servicing.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company is in discussion with several potential joint venture partners to scale up our investments. There is no assurance that the negotiations would be successful.

INCOME TAXES

We did not record any income tax provision for the quarter ended March 31, 2006 versus $20,583 for the quarter ended March 31, 2005.

CONTRACTUAL OBLIGATION

The Company entered into a 12 month lease with H&Q Global Services at $2,985 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

MARKET OUTLOOK FOR CHARGED-OFF RECEIVABLES

Prices remain high in the charge off market and we have taken advantage of it sell some of our older portfolios. We expect that over time, many of these new entrants to the market, whose business model may be based on less than a multi-disciplined approach to purchasing and collecting, will not generate the returns they anticipated. This may then reduce their ability to access capital and potentially may require them to sell their remaining portfolios and exit the market. Also, the sellers are increasing turning to large buyers that has hampered our ability to invest our available cash.

CRITICAL ACCOUNTING POLICY

The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position ("SOP") 03-03 to determine income recognized on finance receivables In October 2004, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-03, "Accounting for Loans or Certain Securities Acquired in a Transfer." This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after March 15, 2005. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:


o On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine.
      Biopharmaceuticals, Inc. is the Company's former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously. To date there has been no progress on this case and the Company is not incurring any expenses.

o On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied's portfolio in April, 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006.

o On September 9, 2005 the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company is seeking an amount no less than $46,931.


ITEM 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

                  The Company repurchased 100,000 warrants at a price of $0.10 per warrant on March 16, 2006. The total repurchase price was $10,000.

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


                                             RECEIVABLE ACQUISITION & MANAGEMENT
                                             CORPORATION


Date:  May 15, 2006
                                             By:   /s/ Max Khan
                                                   -----------------------------
                                                   Max Khan
                                                   Chief Executive Officer
                                                   Chief Financial Officer
                                                   Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




                                            /S/    MAX KHAN
                                            By: Max Khan
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            Date: May 15, 2006