Form 10QSB
period 2006-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2006-08-14
CIK 733337

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

                     FOR THE QUARTERLY PERIOD JUNE 30, 2006

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

As of August 10, 2006, there were 17,808,917 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                               4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION &
          OPERATIONS                                                        19

          RISK FACTORS                                                      24

ITEM 3.   CONTROLS AND PROCEDURES                                           24

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 25

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       26

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   26

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               26

ITEM 5.   OTHER INFORMATION                                                 26

ITEM 6.   EXHIBITS                                                          26

SIGNATURES                                                                  27


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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS - UNAUDITED

                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005


       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                          Pages
      Condensed Consolidated Balance Sheet                                 4-5
      as of June 30, 2006 - Unaudited


      Condensed Consolidated Statements of Income (Operations)              6
      For the Nine Months and Three Months
      Ended June 30, 2006 and 2005- Unaudited


      Condensed Consolidated Statements of Cash Flows For the Nine          7
      Months Ended June 30, 2006 and 2005 - Unaudited


      Notes to Condensed Consolidated Financial Statements                8-18

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2006


                                     ASSETS



CURRENT ASSETS
  Cash                                      $  105,203
  Finance receivables - short term          $  328,557
  Prepaid asset                                 15,000
                                            ----------

          TOTAL CURRENT ASSETS                 448,760
                                            ----------

OTHER ASSETS
  Finance receivables - long-term              667,070
                                            ----------

          TOTAL OTHER ASSETS                   667,070
                                            ----------

TOTAL ASSETS                                $1,115,830
                                            ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED) - UNAUDITED
                                  JUNE 30, 2006


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accrued and other expenses                                     $   25,961
   Preferred stock dividend payable                                   30,000
   Notes Payable                                                       8,103
   Notes Payable -short term                                         137,673
   Income tax payable                                                 28,027
                                                                  ----------

          TOTAL CURRENT LIABILITIES                                  229,764
                                                                  ----------

LONG -TERM LIABILITIES
   Note Payable - long term                                           34,578
                                                                  ----------

TOTAL LIABILITIES                                                    264,342
                                                                  ----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $10 per share;
       authorized 10,000,000 shares, 80,000 shares issued
       and outstanding at June 30, 2006                              800,000
   Common stock, par value $.001 per share;
       authorized 325,000,000 shares issued and 17,808,917
       outstanding at June 30, 2006                                   17,809
   Retained earnings                                                  33,679
                                                                  ----------

           TOTAL STOCKHOLDERS' EQUITY                                851,488
                                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $1,115,830
                                                                  ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                  FOR THE NINE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                    2006            2005             2006            2005
                                                               ------------     ------------     ------------     ------------

REVENUES
    FINANCING INCOME                                           $    260,186     $    262,210     $     85,613     $     71,322
    GAIN ON SALE OF FINANCE RECEIVABLE                              199,591           87,514          180,257               --
    SERVICE INCOME                                                  167,316           93,920           70,230           25,887
                                                               ------------     ------------     ------------     ------------
                            TOTAL INCOME                            627,093          443,644          336,100           97,209

COSTS AND EXPENSES
    Selling, general and administrative                             509,184          412,058          157,968          132,189
                                                               ------------     ------------     ------------     ------------
                            TOTAL COSTS AND EXPENSES                509,184          412,058          157,968          132,189
                                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS) BEFORE OTHER INCOME                               117,909           31,586          178,132          (34,980)

OTHER INCOME (LOSS)
   Other income (loss) - loss on sale of finance receivable          (5,409)              --               --
   Interest income                                                      688            1,430              194              183
   Interest expense                                                  (3,281)              --           (3,281)              --
                                                               ------------     ------------     ------------     ------------
                            TOTAL OTHER INCOME (LOSS)                (8,002)           1,430           (3,087)             183
                                                               ------------     ------------     ------------     ------------


NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX              $    109,907     $     33,016     $    175,045     $    (34,797)

PROVISION FOR INCOME TAXES                                          (28,027)         (20,583)         (28,027)              --
                                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                    81,880           12,433          147,018          (34,797)

LESS PREFERRED STOCK DIVIDEND                                       (30,000)         (30,000)         (10,000)         (10,000)
                                                               ------------     ------------     ------------     ------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK                       $     51,880     $    (17,567)    $    137,018     $    (44,797)
                                                               ------------     ------------     ------------     ------------

BASIC INCOME (LOSS) PER COMMON SHARE                           $       0.00     $       0.00     $       0.01     $      (0.00)
                                                               ============     ============     ============     ============

DILUTED INCOME (LOSS)
PER COMMON SHARE                                               $       0.00     $      (0.00)    $       0.01     $      (0.00)
                                                               ============     ============     ============     ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                                          17,338,510       14,962,909       17,808,917       15,070,601
                                                               ============     ============     ============     ============

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                                        19,634,510       21,212,909       20,104,917       21,320,601
                                                               ============     ============     ============     ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                        2006            2005
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                 $    81,880     $    12,433
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES
Proceeds from sale of portfolio - net of gain                           142,415         205,736
Acquisition of finance receivables, net of buybacks                    (642,185)     (1,033,183)
Collections applied to principal on finance receivables                 336,455         405,982
(Increase) Decrease in Prepaid expenses & exchange account              (15,000)         96,295
(Decrease) Increase Accounts payable - Trade                            (18,238)        (66,247)
(Decrease) Increase Accrued Expenses                                    (15,226)         42,312
Increase in liabilty for stock to be issued                               3,750
(Decrease) in note payable                                              (45,000)             --
(Decrease) Increase in Income taxes                                      28,027         (18,455)
                                                                    -----------     -----------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (146,872)       (351,377)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                     --           1,500
Repurchase of warrants                                                 (112,600)       (100,000)
Proceeds from notes payable                                             172,251          80,000
Preferred stock dividend                                                (20,000)        (30,000)
                                                                    -----------     -----------

             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         39,651         (48,500)

NET (DECREASE) IN CASH                                                 (107,221)       (399,877)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         212,424         486,124
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $   105,203     $    86,247
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Issuance of Common Stock for:
   Conversion of notes payable                                      $    16,897     $     5,000
                                                                    ===========     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


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

                             JUNE 30, 2006 AND 2005


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

      The Company acquired on April 19, 2004 a portfolio with a face value of $447,390 for $31,317.

      The Company will use for this portfolio the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $31,317 has been recovered.

      The Company on September 16, 2004 put $97,763 on deposit for another portfolio. However, the Company did not take possession of the portfolio and received a full refund in October 2004.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005


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

      During the quarter ending March 31, 2006, the Company acquired total portfolios for $207,459. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $207,459 has been recovered.

      During the quarter ending March 31, 2006 the Company sold a portfolio with a carrying value of $4,987 for $24,321. The Company recognized a gain of $19,344 on the sale.

      During the quarter ending June 30, 2006, the Company acquired total portfolios for $434,726. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $434,726 has been recovered.

      The Company sold a financial receivable portfolio on April 28th 2006. The face amount of the portfolio is $4,107,881. The portfolio was sold for $205,394 or approximately 5% of the portfolio's face value. The Company recognized a gain of $180,256 on the sale.

      In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

                             JUNE 30, 2006 AND 2005

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


      Changes in finance receivables for the nine months ended June 30, 2006 were as follows:

                                                           Nine Months Ended
                                                             June 30, 2006
                                                              -----------
      Balance at the end of the period October 1, 2005        $   832,312
      Acquisition of finance receivables                          642,185
      Cash collections applied to principal                      (336,455)
      Sale of portfolio - net of gain                            (142,415)
                                                              -----------
      Balance at the end of the period                        $   995,627
                                                              ===========
      Estimated Remaining Collections ("ERC") *               $ 2,790,883
                                                              ===========

      o Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $260,186 and $262,210 for the nine months ending June 30, 2006 and 2005, respectively.


      C. PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      D. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2006.

      The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 and 2005, the Company's uninsured cash balances total $5,203 and $0 respectively.

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005


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

      H. REVENUE RECOGNITION

      Revenue is recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the "Recovery Method" under which revenues are only recognized after the initial investment has been recovered.

      I. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                              June 30,        June 30,
                                                2006            2005
                                            ------------    ------------
      Net income (loss) after payment of
          preferred dividend                $     51,880    $    (17,567)
                                            ------------    ------------
      Weighted-average common shares
      Outstanding (Basic)                     17,338,510      14,962,909

      Weighted-average common stock
      Equivalents
        Stock options                            950,000         950,000
        Warrants                               1,346,000       6,300,000
                                            ------------    ------------

      Weighted-average common shares
      Outstanding (Diluted)                   19,634,510      22,212,909
                                            ============    ============

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

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005


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

      L. RECLASSIFICATION

      Certain amounts in the June 30, 2005 Financial Statements have been reclassified to conform to the 2006 presentation.

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


NOTE 2- NOTES PAYABLE (CONTINUED)

      C. On January 29, 2004 the Company borrowed an additional $5,000 and issued a note bearing interest at 5% per annum. The note was convertible into common stock at $.20 per share. In October 2004, the Company issued 24,876 shares of common stock to satisfy the debt.

      D. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $20,000 and will pay the remaining $80,000 over 16 months.

      The holder of a note payable owned 2,253,000 stock purchase warrants. The holder informed the Company that the holder intended to exercise all 2,253,000 stock purchase warrants at an exercise price of $0.0075 for a total exercise amount of $16,897. In lieu of payment, the holder agreed to a $16,987 reduction in the note payable. The reduction in payment is effective if the Company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102. The Company made the final payment of $3,102 and the note is now fully discharged. The holder exercised the warrants on November 28, 2005 and 2,253,000 shares of common stock were issued to reduce the note payable in the amount of $16,897. (See Note 5)

      E. On April 10, 2006, the Company issued a convertible note offering in the amount of $300,000. The company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the "Maturity Date"). However, the Company repaid $116,000 of the principal on May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change.


NOTE 3- STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2006, the Company had 950,000 options outstanding under this plan.


NOTE 4- INCOME TAXES

      The income tax accounting reported within these statements is summarized as follows:

                                                 June 30,     June 30,
                                                   2006         2005
                                                 -------      -------
           Provision

           Current:
                Federal                          $21,916      $ 9,625
                State and Local                    6,111       10,958
                                                 -------      -------

                   Total Current                  28,027       20,583

           Deferred                                   --           --
                                                 -------      -------

           Total provision for income taxes      $28,027      $20,583
                                                 =======      =======

      The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005


NOTE 5- STOCK HOLDERS' EQUITY (EQUITY)

      There were 325,000,000 shares of common stock authorized, with 17,808,917 and 15,070,601 shares issued and outstanding at June 30, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

      The following details the stock transactions for the periods ended June 30, 2006 and 2005.

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

      The Company repurchased 14,684 shares of common stock on June 24, 2005. The shares were retired in August 2005. Currently, the purchase is accounted for as a prepaid asset. The shares were repurchased for $.10 per share for a total amount of $1,468.

      The Company received $3,750 for the exercise of 500,000 warrants at $.0075 per share of common stock in June 2005. The Company issued 500,000 shares of common stock in August 2005.

      The Company issued to holder of a note payable, 2,253,000 shares of common stock at $0.0075 per share on November 28, 2005 as a conversion of warrants into common stock. In lieu of payment in the amount of $16,897 the shares were purchased through a $16,897 reduction of the note payable. (See Note 2. D)

      The Company repurchased 201,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,100.

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

      The Company repurchased 150,000 shares of common stock during May 2006. The shares will be retired in August 2006. Currently, the purchase is accounted for as a prepaid asset. The shares were repurchased for $.10 per share for a total amount of $15,000.


      PREFERRED STOCK

      There were 10,000,000 shares of preferred stock authorized, with 80,000 issued an outstanding as of June 30, 2006 and 2005. The par value for the preferred shares is $10 per share.

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

                                     THREE MONTHS ENDED JUNE 30, 2006
                             -------------------------------------------------
                                2006         2005       $ CHANGE      % CHANGE
                             -------------------------------------------------

Net Collections              $ 302,535    $ 213,575     $  88,960        42%

Finance Income               $  85,613    $  71,322     $  14,291        17%
     as a % of Collections       28%          33%                       as a %

Servicing Income             $  70,230    $  25,887     $  44,343        63%


Operating Expenses           $ 157,968    $ 132,189     $  25,779        20%

Income Before Taxes          $ 175,045     ($34,797)    $ 209,842       603%

Fully Diluted EPS            $   0.010      ($0.002)    $   0.012       600%


REVENUE

The Company had a net income of $137,018 during the quarter ended June 30, 2006 versus a net loss of $44,797 during the quarter ended June 30, 2005. For the nine months ended June 30, 2006 the Company had revenue of $627,093 and a net income of $81,880 versus revenue of $443,644 and net income of $12,433 during nine months ended June 30, 2005.The Company generated $336,100 in total revenue during the quarter ended June 30, 2006 versus $97,209 for quarter ended June 30, 2005. Total revenue for the quarter ended June 30, 2005 included $85,613 finance income and $70,230 servicing income versus finance income of $71,322 and servicing income of $25,887 during the quarter ended June 30, 2005. Finance income increased by 17% or $14,291 compared to the quarter ended June 30, 2005 and declined by 13% or $12,824 compared to the quarter ended March 31, 2006. Servicing income increased sequentially by 32% or $17,252 from the quarter ended March 31, 2006. Servicing income is expected to decline due to additional redemptions of shares in Ramco Income Fund. During the quarter, the Company acquired two portfolios and the third tranche of a forward flow with total face value of $6,052,952 for $642,185. The Company collected $302,535 during the quarter ended June 30, 2006 versus $213,575 during the quarter ended June 30, 2005 but recognized only $85,613 as revenue versus $71,322 during the quarter ended June 30, 2005. As a percentage, recognized revenue (finance income) was 28% versus 33% of total cash collected. The Company continues to remain conservative in its revenue recognition policy.

OPERATING EXPENSES

Total operating expenses decreased by 20% or $25,779 from $157,968 during the quarter ended June 30, 2006 when compared to $132,189 for the three months ended June 30, 2005 and sequentially decreased by 11% or $20,775 when compared to quarter ended March 31, 2006. The Company does not expect the overall expenses to rise materially for the remainder of the year.

RENT AND OCCUPANCY

Rent and occupancy expenses were $9,212 for the three month ended June 30, 2006 versus $8,350 for the three months ended June 30, 2005.

DEPRECIATION

The Company did not record any depreciation expense for the three months ended June 30, 2006.

PURCHASE OF DEFAULTED RECEIVABLES

      During the three months ended June 30, 2006, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $7,740,612 at a cost of $642,185. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 25.5% during the quarter.

PORTFOLIO DATA

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of June 30, 2006.

                                       ACTUAL CASH
PURCHASE PERIOD   PURCHASE PRICE(1)   COLLECTIONS (2)      ESTIMATED (3)
12/31/2003          $  569,070          $1,575,276          $  210,000
12/31/2004          $  100,444          $  131,326          $  130,550
 2/28/2005          $   81,076          $   92,428          $  106,379
 4/11/2005          $  375,000          $  202,275          $  398,223
 6/2/2005           $   37,660          $   42,118          $   69,985
 7/25/2005          $  177,668          $  136,164          $  280,936
 9/28/2005          $   61,974          $   32,782          $  133,870
12/28/2005          $   80,000          $   27,191          $  146,316
 1/3/2006           $   49,725          $   18,313          $   43,547
 3/9/2006           $  121,972          $   55,218          $  190,881
 4/2/2006           $  104,049          $   12,317          $  219,218
 4/7/2006           $  331,974          $   52,405          $  544,271
 6/7/2006           $   70,020          $    1,644          $  131,287
 6/14/2006          $   98,864          $   11,703          $  185,369

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a working capital of $229,764 versus working capital of $285,028 as of the quarter ended June 30, 2005. The decline in working capital is largely due to investment of $642,185 in additional portfolios during the quarter ended June 30, 2006 versus $412,660 in the quarter ended June 30, 2005. Working capital sequentially declined from $237,234 in quarter ended March 31, 2006 due to issuance of note payable in the amount of $300,000 and additional investment in portfolios. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the nine months ended June 30, 2005, the Company had net cash of $105,203 versus $86,247 at the end of June 30, 2005 and $96,931 at the end of March 31, 2006. Net cash used by operating activities was $176,872 for the nine months ended June 30, 2006 versus $351,377 for the nine month ended June 30, 2005. Net cash provided by financing activities was $69,651 for the nine months ended June 30, 2006 versus net cash used by financing activities of $48,500 during the nine month ended June 30, 2005. The Company repurchased warrants for $112,600 and raised $300,000 through the issuance of notes payable during the nine months ended June 30, 2006. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2005. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended June 30, 2006, we invested $642,185 in three portfolios with a face value of approximately $7.3 million.

Cash generated from operations is depended upon the Company's ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company's ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company's business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $302,535 from collections, $70,230 from servicing and $205,000 from portfolio resale.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.


INCOME TAXES

We recorded an income tax provision of $28,027 for the nine month ended June 30, 2006. The provision reflects an effective tax rate of 25%

CONTRACTUAL OBLIGATION

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

MARKET OUTLOOK FOR CHARGED-OFF RECEIVABLES

The current market remains quite challenging and it has become harder to buy portfolios at rational prices. As a result the company is looking to diversify into other asset classes where return objective can still be achieved. We expect that over time, many of these new entrants to the market, whose business model may be based on less than a multi-disciplined approach to purchasing and collecting, will not generate the returns they anticipated. This may then reduce their ability to access capital and potentially may require them to sell their remaining portfolios and exit the market. Also, the sellers are increasing turning to large buyers that has hampered our ability to invest our available cash.

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

      o On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied's portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006.

      o On September 9, 2005, the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company is seeking an amount no less than $46,931.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 150,000 warrants at a price of $0.10 per warrant on March 16, 2006. The total repurchase price was $15,000.


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