Form 10KSB
period 2006-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2007-01-09
CIK 733337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

Issuer's revenues for its most recent fiscal year: $717,878

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 28, 2006 was $1,303,411 (based on the last reported sale price of $0.14 per share on December 20, 2006).

The number of shares of the registrant's common stock outstanding as of was 17,457,079

Transitional Small Business Disclosure Format:  Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

================================================================================

                 RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006


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

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS   AND   DIRECTOR
         INDEPENDENCE

ITEM 13. EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

OVERVIEW

Receivable Acquisition & Management Corporation (the "Company") is in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

o charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

o     freshly charged-off accounts that have not been assigned for collection;

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

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner and carefully analysis of collection agencies selected to service a portfolio. We believe in outsourcing 99% of its recovery efforts. We believe that we can never be experts in collecting all the various types of debt. We retain a handful of accounts internally for benchmarking purposes. Our philosophy is to keep overhead low and concentrate on our strengths of analysis and purchasing the portfolios at the right price and managing the recovery process.

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

We use an internally developed incentive-based fee structure to negotiate the contingency fees of the recovery partners. This is a tiered method of paying the partner an increasing percentage of collections if they meet pre-agreed to hurdles. These hurdles are recovery of our investment plus returns in defined time periods. In most cases, an underestimation of the collection process involves the extension of the collection horizon. For instance, a debtor that is not in a position to immediately settle their obligation at the moment the obligation is purchased, is most likely to be in a position of being able to clear his/her credit in the foreseeable future if they are capable of gainful employment or expects their financial lot to improve. We will not write off these types of debtors but may extend our collection horizon to include the moment in time when collection/settlement is possible. We continuously weigh the benefits of selling the obligations versus holding it in anticipation of settlement. If we can realize an acceptable return within the expected horizon by selling the loan, the Company will do so. In most cases an obligation becomes collectible at a point in time. Periodically, we will evaluate our portfolios to identify accounts with profiles that are inconsistent with our collection strategies. Such accounts can be offered for sale to a network of investors, collection agencies and law firms.

Post acquisition administration of each portfolio and each account is vital to our business. Real time monitoring of portfolio performance and activity at the account level allows us to keep our recovery partners on their toes. The Company uses database software that has all the information of a debtor and fees, interest and collections are regularly reconciled with reports from the collection agencies. Each portfolio administrator can manage up to 25,000 accounts on an ongoing basis. The software allows us to export data into Excel for more portfolio analysis. The Company has adequate personnel in place to handle an additional 50,000 accounts.

For the years ended September 30, 2006 and September 30, 2005, our revenues were approximately $717,878 and $544,582 respectively, and our net income (loss) was approximately $48,904 and ($44,479), respectively. During these same years our cash collections were approximately $1,141,093 and $874,765 respectively and servicing incomes were approximately $332,903 and $175,645, respectively.


INDUSTRY OVERVIEW

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

o     levels of consumer debt;

o     defaults of the underlying receivables; and

o     utilization of third-party providers to collect such receivables.

According to the U.S. Federal Reserve Board, consumer credit has increased from $1.2 trillion at December 31, 1997, to $3.3 trillion at October 2006. The Federal Reserve Board reported that the second-quarter charge-off rate of credit card accounts at commercial banks was 3.48%, up from 2.93% in the first quarter but down from 5.66% in the fourth quarter.

The first quarter composite ratio delinquencies at September 27, 2006 are as follows:

      *     Personal  loan  delinquencies  edged up to 1.86  percent  from  1.81 percent.

      * Direct auto loan delinquencies dipped to 1.72 percent from 1.78 percent.

      * Indirect auto loan delinquencies increased to 2.14 percent from 2.04 percent.

      * Recreational vehicle loan delinquencies increased slightly to 0.79 percent from 0.78 percent

      *     Marine  loan  delinquencies  increased  to 0.98  percent  from  0.94 percent.

            Home equity loan delinquencies fell to 1.89 from 1.94 percent.

      * Property improvement loan delinquencies increased to 1.48 percent from 1.42 percent.

      * Mobile home loan delinquencies increased to 3.61 percent from 3.37 percent.

We believe that as a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios. However, due to rapid rise in prices, the Company is looking for investment opportunities in Europe.

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

CONSUMER RECEIVABLES BUSINESS

Due to capital constraint, the Company has not been able to purchase large portfolios and the portfolios it has acquired are through the following sources:

      o our relationships with industry participants, collection agencies, and resellers;

      o brokers who specialize in the sale of consumer and commercial receivable portfolios; and

      o     other sources.

We utilize our  relationships  with  brokers,  recovery  partners and sellers of
portfolios  to  locate  portfolios  for  purchase.   Our  senior  management  is
responsible for:

      o coordinating due diligence, including in some cases on-site visits to the seller's office;

      o     stratifying and analyzing the portfolio characteristics;

      o     valuing the portfolio;

      o     preparing bid proposals;

      o     negotiating pricing and terms;

      o     closing the purchase; and

      o     the receipt of account documentation for the acquired portfolios.

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

      o In case of commercial receivables, recourse is limited to fraud and lack of documentation.

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

      o Commercial servicing is exclusively handled by servicer with limited involvement of the Company.

PORTFOLIO SALES

We sell portfolios if they do not meet our internal rate of return hurdle or if we can achieve our returns through a sale.

MARKETING

The Company has established relationships with brokers who market consumer receivable portfolios from banks, finance companies and other credit providers. The Company has exclusive marketing agreements with certain Credit Union Leagues and continues to expand in that space. In addition, the Company subscribes to national publications that list consumer receivable portfolios for sale. The Company also directly contacts banks, finance companies or other credit providers to solicit consumer receivables for sale.

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

EMPLOYEES

As of September 30, 2006, we had 5 full-time employees.

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

WE MAY NOT BE ABLE TO PURCHASE CONSUMER OR COMMERCIAL RECEIVABLE PORTFOLIOS AT FAVORABLE PRICES OR ON SUFFICIENTLY FAVORABLE TERMS OR AT ALL AND OUR SUCCESS DEPENDS UPON THE CONTINUED AVAILABILITY OF CONSUMER RECEIVABLE PORTFOLIOS THAT MEET OUR PURCHASING CRITERIA AND OUR ABILITY TO IDENTIFY AND FINANCE THE PURCHASES OF SUCH PORTFOLIOS.

      The availability of consumer and commercial receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO SUCCESSFULLY ACQUIRE RECEIVABLE PORTFOLIOS.

      Our Chairman Gobind Sahney, our President and Chief Executive Officer, Max Khan, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Gobind Sahney or Max Khan could disrupt our operations and adversely affect our ability to successfully acquire and service receivable portfolios.

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

      The Company is also subject to various debt collection and privacy regulations of countries where is operates. To-date we have made investments in United Kingdom and we are seeking expansion into Germany, Switzerland and Spain.

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

      Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 17,457,079 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 950,000 shares of our common stock were outstanding as of the date here of which 950,000 were vested. . The remainder of such options will vest over the next three years. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2006 there were 950,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 140 Broadway, 46th Floor, New York, New York 10005 and 2002 Jimmy Durante Boulevard, Del Mar, California 92014, respectively. We believe that our existing facilities are adequate for our current and anticipated needs. We lease our New York facilities at approximately $3000 per month and such lease expires on February 28, 2006. The Company is currently negotiating leases and the current is renewable at the Company's option. We lease our California facilities at $4,500 per month and such lease expires in March 2009.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company's former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously. To-date there has been no development with this lawsuit

      o On June 29, 2005, Allied Surgical Centers Management, LLC, et al. ("Allied") filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the "Contracts"). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the "Disputed Account Receivables") from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied's alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied's portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006. Allied continues to make the monthly payment as stipulated in the settlement agreement.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol "RCVA". Prior to May 2004, there was no market for our common stock. The last reported price as of January 8, 2007 was $0.14 per share.

---------------------- --------- --------
Quarter Ended          High ($)  Low ($)
---------------------- --------- --------
December 31, 2005      .25       .10
March 31, 2006         .60       .15
June 30, 2006          .40       .20
September 30, 2006     .35       .08


HOLDERS

      As of December 27, 2006 we had approximately 2,187 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

EQUITY COMPENSATION PLANS

      As of September 30, 2006, we had the following securities authorized for issuance under the equity compensation plans:

                                                                                                 Number of securities
                                                                           Weighted-average      remaining available
                                                                            exercise price       for future issuance
                                             Number of Securities to be     of outstanding          under equity
                                               issued upon exercise of          options,          compensation plans
                                                outstanding options,         warrants and       (excluding securities
Plan Category                                    warrants and rights            rights          reflected in column (a)
Equity compensation plans approved by
  security holders                                            2,500,000               $0.15                     950,000
Equity compensation plans not approved
  by security holders                                                --                  --                          --

Total                                                         2,500,000               $0.15                    950.,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 18 and the Risk Factors beginning on page 7.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO YEAR ENDED SEPTEMBER 30, 2005

REVENUES

Total revenue for the twelve months ended September 30, 2006 was $717,878 compared to $544,582 for the year ended September 30, 2005. Total revenue for year ended September 30, 2006, excluding gain on sale of a portfolio, increased by $15,549 or 3% to $518,287 when compared to $503,329 for the year ended September 30, 2005. The Company booked finance income from only three portfolios for the last three quarters of the year and applied the recovery method to the remaining portfolios. The servicing income was generated from Ramco Income Fund Ltd and other investment vehicles managed by the Company. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2006, we acquired new portfolios with a face value in excess of $16,000,000 at a cost of $974,548 compared to purchase of $21,000,000 in face value at a cost of $1,272,345 during the year ended September 30, 2005. The Company has been unable to make greater investments due to rise in prices paid for charged off consumer credit charge-offs. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance. The Company used the accretion method based on SOP03-3 for revenue recognition and recovery method for small portfolios.

During the year ended September 30, 2006, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from other investment vehicles. Servicing fees received under this arrangement rose by 20% to $212,934 in the year ended September 30, 2006 compared to $177,297 for the year ended September 30, 2005. The Fund has been redeeming investors and making limited investments, which has resulted in sharp decline in servicing fees from the Fund which has been offset by fees from other vehicles. Upon the redemption of underlying investors in the Fund, the Company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time.

TOTAL OPERATING EXPENSES

Total operating expenses in the year ended September 30, 2006 rose by 11% or $65,965 to $655,026 when compared to $589,061 for the year ended September 30, 2005. The rise in expenses was largely due to significant legal and other expenses associated with the litigation against Allied Health Care Management LLC which was settled on February 10, 2006 in Company's favor.

The largest component of total operating expenses is legal and accounting of approximately $127,000. Normal operating expenses related to California and New York offices, salaries and employee benefits accounted for the remainder of the Company's expenses. The Company does not expect operating expensed to change materially from the current level.

OTHER INCOME AND EXPENSE

For the year ended September 30, 2006, the Company incurred interest expense of $7,503 and interest income of $864 compared to interest income of $1,652 and no interest expense during the year ended September 30, 2005. The preferred share holders are entitled to annual cash dividend of 5% payable quarterly. On October 29, 2006, the Company reached an agreement with the preferred shareholder to convert the preferred shares into common shares which eliminated accrued and future dividends. The Company has no other contingent expense.

INCOME TAXES

For the year ended September 30, 2006, the Company has recorded an income tax liability of $1,900.

NET INCOME (LOSS)

Net income for the twelve months ended September 30, 2006 was $48,904 versus a loss of ($44,479) for the twelve months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

For the year ended September 30, 2006 the Company had working capital of $250,631 versus $347,622 for the year ended September 30, 2005. Working capital for year ended September 30, 2006 declined by 28% or $97,607 from year ended September 30, 2005. The decline is largely due to higher legal and collection expenses, application of recovery method to most portfolios, borrowing and repurchase of additional shares. The Company had $154,640 in cash and continues to generate sufficient cash to fund operations and portfolio purchases for the foreseeable future. We expect to raise additional capital through a credit facility, and or structured notes in the next fiscal year of which we cannot provide any guarantee.

CASH FLOWS AND EXPENDITURES

YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005

During the year ended September 30, 2006 the Company spent $974,548 on portfolio acquisitions and collected, excluding portfolio sales, $1,141,093 net of all fees compared to $1,272,345 on portfolio acquisitions and collections of $874,000 in the year ended September 30, 2005. With on going forward flow purchases, the Company will be effectively investing its cash flow on a monthly basis and have sustainable cash flow over the next twelve months. The Company has financing in place to acquire portfolios if they become available at reasonable prices.

During the year we generated $212,934 in servicing revenue compared to $177,297 in 2005 primarily from Ramco Income Fund, Ltd and other investment vehicles. Servicing fees from the Fund has declined due to redemptions and limited additional investments. The decline has been offset by fees from other investment vehicles we manage.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using ten (12) collection agencies and several law firms on a contingency basis.

Cash flow from operations was negative ($9,841) in the year ended September 30, 2006 compared to negative ($217,482) in the year ended September 30, 2005. The reversal was largely due to reversal on net loss in 2005.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2006 and all purchases of capital expenditures were funded with internal cash flow.

Net cash from financing activities was negative ($47,943) in 2006 compared negative ($56,218) in 2005. During the twelve month ended September 30, 2006, the Company issued an eighteen month amortizing note for net proceeds of $300,000 of which approximately $160,000 was repaid during the year and also purchased and retired 1,125,000 warrants of the Company for approximately $112,600.

PORTFOLIO DATA

The following table shows the Company's portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2006.

                                          ACTUAL CASH
PURCHASE PERIOD      PURCHASE PRICE(1)   COLLECTIONS (2)    ESTIMATED (3)
12/31/2003              $  569,070        $1,622,539        $  162,737
12/31/2004              $  100,444        $  151,958        $  109,918
2/28/2005               $   81,076        $  109,082        $   89,725
4/11/2005               $  375,000        $  252,754        $  347,744
6/2/2005                $   37,660        $   49,854        $   62,249
7/25/2005               $  177,668        $  142,412        $  274,688
9/28/2005               $   61,974        $   45,512        $  121,140
12/28/2005              $   80,000        $   43,624        $  129,883
3/9/2006                $  121,972        $   54,072        $  164,000
4/2/2006                $  104,049        $   33,690        $  197,845
4/7/2006                $  331,974        $   96,352        $  500,324
6/7/2006                $   70,020        $   35,452        $   97,479
6/14/2006               $   98,864        $   32,011        $  165,061
9/28/2006               $  117,944        $  265,374

----------
(1) Purchase price refers to the cash paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties between the seller and the Company. These representations and warranties from the sellers generally cover account holders' death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

(2)   Actual cash collections net of recovery cost or sale.

(3) Total estimated collections refer to the actual cash collections, including cash sales, plus estimated remaining collections of which we can provide no guarantee regarding the success of the outstanding remaining collections. The Company will take an impairment charge if the actual recoveries fall short of expected recoveries.

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

ITEM 7. FINANCIAL STATEMENTS


       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                         PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       20

FINANCIAL STATEMENTS:


         Consolidated Balance Sheets as of September 30, 2006 and 2005     21-22


         Consolidated Statements of Income (Operations) For the Years
          Ended September 30, 2006 and 2005                                   23
         Consolidated Statements of Stockholders' Equity for the Years
           Ended September 30, 2006 and 2005                                  24

         Consolidated Statements of Cash Flows For the Years Ended
          September 30, 2006 and 2005                                         25

         Notes to Consolidated Financial Statements                        26-35

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                               HIGH RIDGE COMMONS
                                 SUITES 400-403
                           200 HADDONFIELD BERLIN ROAD
                           GIBBBSORO, NEW JERSEY 08026
                        (856) 346-2828 FAX (856) 346-2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Receivable Acquisition and Management Corporation and Subsidiaries 140 Broadway, 46th Floor, New York, New York 10005.


We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income (operations), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2006 and 2005, and the results of its consolidated operations, changes in consolidated stockholders' equity and consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/BAGELL, JOSEPHS, LEVINE& COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

December 27, 2006

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND 2005



                                     ASSETS


                                                        2006             2005
                                                     ----------       ----------
CURRENT ASSETS
 Cash                                                $  154,640       $  212,424
 Prepaid Expenses                                        15,000             --
 Finance receivables - short term                       279,703          274,663
                                                     ----------       ----------
   TOTAL CURRENT ASSETS                                 449,343          487,087
                                                     ----------       ----------
OTHER ASSETS
 Finance receivables - long-term                        567,881          557,649
                                                     ----------       ----------
   TOTAL OTHER ASSETS                                   567,881          557,649
                                                     ----------       ----------
TOTAL ASSETS                                         $1,017,224       $1,044,736
                                                     ==========       ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

           RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS - CONTINUED
                               SEPTEMBER 30, 2006 AND 2005

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2006          2005
                                                               -----------   -----------
CURRENT LIABILITIES
 Accounts payable - Trade                                      $        --   $    18,238
 Accrued and other expenses                                         34,052        41,187
 Preferred stock dividend payable                                   20,000        20,000
 Costs for stock to be issued                                        1,500            --
 Note Payable -short term                                          141,260        60,000
 Income tax expense                                                  1,900            --
                                                               -----------   -----------
   TOTAL CURRENT LIABILITIES                                       198,712       139,425
                                                               -----------   -----------
LONG TERM LIABILITIES
 Note payable -long term                                                --        10,000
                                                               -----------   -----------
TOTAL LIABILITIES                                                  198,712       149,425
                                                               -----------   -----------
STOCKHOLDERS' EQUITY
 Preferred stock, par value $10 per share;
   10,000,000 shares authorized and 80,000 shares
   issued and outstanding at September 30, 2006 and 2005,
   respectively                                                    800,000       800,000
 Common stock, par value $.001 per share;
   325,000,000 shares authorized in 2006 and 2005
   and 17,808,917 and 15,555,917 shares issued and
   outstanding at September 30, 2006 and 2005, respectively         17,809        15,556
 Additional paid-in capital                                             --        83,144
 Retained earnings (deficit)                                           703        (3,389)
                                                               -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY                                      818,512       895,311
                                                               -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,017,224   $ 1,044,736
                                                               ===========   ===========


                     The accompanying notes are an integral part of
                         the consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005


                                                       2006            2005
                                                   ------------    ------------
REVENUES
FINANCING INCOME                                        305,353         326,032
GAIN ON SALE OF FINANCE RECEIVABLES                     199,591          41,253
SERVICE INCOME AND OTHER                                212,934         177,297
                                                   ------------    ------------
TOTAL INCOME                                            717,878         544,582
                                                   ------------    ------------
COSTS AND EXPENSES
Selling, general and administrative                     655,026         589,061
                                                   ------------    ------------
TOTAL COSTS AND EXPENSES                                655,026         589,061
                                                   ------------    ------------
NET INCOME (LOSS) BEFORE OTHER INCOME                    62,852         (44,479)

OTHER INCOME (LOSS)
Other Income (loss) - Sale of Finance Recievables        (5,409)             --
Interest income                                             864           1,652
Interest expense                                         (7,503)             --
                                                   ------------    ------------
Total other Income (Loss)                               (12,048)          1,652
                                                   ------------    ------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX        50,804         (44,479)

PROVISION FOR INCOME TAXES                               (1,900)             --
                                                   ------------    ------------
NET INCOME (LOSS)                                        48,904         (44,479)

LESS PREFERRED STOCK DIVIDEND                           (30,000)        (50,000)
                                                   ------------    ------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK           $     18,904    $    (94,479)
                                                   ------------    ------------
BASIC INCOME (LOSS) PER COMMON SHARE               $       0.00    $      (0.01)
                                                   ============    ============
DILUTED INCOME (LOSS)
PER COMMON SHARE                                   $       0.00    $       0.00
                                                   ============    ============
WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC                              17,457,079      15,011,359
                                                   ============    ============
WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED                            19,553,079      21,261,359
                                                   ============    ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.


                                 RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEAR ENDED SEPTEMBER 30, 2006 AND 2005


                                       PREFERRED               COMMON STOCK             ADDITIONAL
                             -------------------------   ---------------------------      PAID-IN      ACCUMULATED
                               SHARES         AMOUNT        SHARES          AMOUNT        CAPITAL         DEFICIT          TOTAL
                             ----------   ------------   ------------    -----------    -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 2004      80,000   $    800,000   $ 14,845,725    $    14,846    $   175,072    $     91,090    $  1,081,008
                             ----------   ------------   ------------    -----------    -----------    ------------    ------------
Conversion of loan at fair
 market value for common
 stock issued                        --             --         24,876             25          4,975              --           5,000

Exercise of warrants                 --             --        200,000            200          1,300              --           1,500

Common stock cancelled               --             --        (14,684)           (15)        (1,453)             --          (1,468)

Repurchase of warrants               --             --       (100,000)            --       (100,000)

exercise of warrants
 at $.0075 per share for
 common stock                        --             --        500,000            500          3,250              --           3,750

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Preferrd Stock Dividend              --             --             --             --             --         (10,000)        (10,000)

Net income loss for the
 year ended
 September 30, 2005                  --             --             --    $        --             --         (44,479)        (44,479)
                             ----------   ------------   ------------    -----------    -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 2005      80,000   $    800,000     15,555,917    $    15,556    $    83,144    $     (3,389)   $    895,311
                             ==========   ============   ============    ===========    ===========    ============    ============

at $.0075 per share for
 common stock                        --             --      2,253,000          2,253         14,644              --          16,897

Repurchase of warrants               --             --             --             --        (82,500)             --         (82,500)

Repurchase of warrants               --             --             --             --        (15,288)         (4,812)        (20,100)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Repurchase of warrants               --             --             --             --             --         (10,000)        (10,000)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Preferred Stock Dividend             --             --             --             --             --         (10,000)        (10,000)

Net Loss For The Year Ended
 September 30, 2006                  --             --             --             --             --          48,904          48,904
                             ----------   ------------   ------------    -----------    -----------    ------------    ------------
BALANCE, SEPTEMBER 30, 2006      80,000   $    800,000     17,808,917    $    17,809    $        --    $        703    $    818,512
                             ==========   ============   ============    ===========    ===========    ============    ============


                        The accompanying notes are an integral part of the consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                              2006           2005
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $    48,904    $   (44,479)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
NET CASH (USED IN) OPERATING ACTIVITIES:

CHANGES IN CERTAIN ASSETS AND LIABILITIES
Proceeds from sale of portfolio - net of gain                 142,415        425,453
Acquisition of finance receivables, net of buybacks          (974,548)    (1,272,345)
Collections applied to principal on finance receivables       816,861        645,224
(Increase) Decrease in Prepaid expenses                       (15,000)        97,763
(Decrease) Accounts payable - Trade                           (18,239)       (66,247)
(Decrease) Increase Accrued Expenses                          (12,134)        36,187
(Decrease) Increase in Income Taxes                             1,900        (39,038)
                                                          -----------    -----------
   NET CASH (USED IN) OPERATING ACTIVITIES                     (9,841)      (217,482)
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants                              1,500         70,000
Issuance of common stock                                        5,250
(Decrease) Notes Payable                                     (206,843)
Dividends paid                                                (30,000)       (30,000)
Proceeds from Notes Payable                                   300,000
Repurchase of retired common stock                             (1,468)
Repurchase of warrants                                       (112,600)      (100,000)
                                                          -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (47,943)       (56,218)

NET(DECREASE) IN CASH                                         (57,784)      (273,700)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 212,424        486,124
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                   $   154,640    $   212,424
                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Issuance of Common Stock for:
   Conversion of notes payable                            $    21,897    $     5,000
                                                          ===========    ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

       RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.    THE COMPANY AND PRESENTATION

      Receivable Acquisition and Management Corporation and Subsidiaries (the "Company") was formerly Biopharmaceutics, Inc., In June 1999 pursuant to a meeting of the Board of Directors, Biopharmaceutics Inc, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of Biopharmaceutics, Inc., to Feminique Corporation.

      On November 25, 2003, the Feminique Corporation incorporated a wholly-owned subsidiary Receivable Acquisition and Management Corp of New York. The Company purchases, manages and collects defaulted consumer receivables.

      On April 21, 2004, Feminique Corporation amended its certificate of incorporation to increase its authorized number of shares of common stock from 75,000,000 shares to 325,000,000 shares. This amendment was approved by Feminique Corporation's shareholders at its April 20, 2004 annual meeting. The shareholders also changed the name of Feminique Corporation to Receivable Acquisition and Management Corporation.


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

      The Company sold a financial receivable portfolio on April 28, 2006. The face amount of the portfolio is $4,107,881. The portfolio was sold for $205,394 or approximately 5% of the portfolio's face value. The Company recognized a gain of $180,256 on the sale.

      During the quarter ending September 30, 2006, the Company acquired total portfolios for $117,944. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $117,944 has been recovered.

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

      Changes in finance receivables for the year ended September 30, 2005 and 2004 were as follows:

                                                         2005           2004
                                                     -----------    -----------
      Balance at beginning of year October 1, 2006
       & 2005                                        $   832,312    $   630,641
      Acquisition of finance receivables                 974,548      1,272,345
      Cash collections applied to principal             (816,861)      (645,224)
      Sale of portfolio - net of gain                   (142,415)      (425,453)
                                                     -----------    -----------
      Balance at the end of the year                 $   847,584    $   832,309
                                                     ===========    ===========
      Estimated Remaining Collections ("ERC")*       $ 2,648,346    $ 1,955,191
                                                     ===========    ===========

      ----------
      * Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $305,353 and $326,032 for the years ended September 30, 2006 and 2005 respectively.

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

      D. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2006.

      The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and 2005, the Company's uninsured cash balances total $80,000 and $112,424, respectively.

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

      H. STOCK-BASED COMPENSATION

      Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in other income/expenses included in the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

      Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                        September 30,  September 30,
                                             2006           2005
                                         ------------   ------------
      Net income (loss)                  $     48,904   $    (44,479)
                                         ------------   ------------
      Weighted-average common shares
      Outstanding (Basic)                  17,457,079     15,011,359
      Weighted-average common stock
      Equivalents
        Stock options                         950,000        950,000
        Warrants                            1,146,000      5,300,000
                                         ------------   ------------
      Weighted-average common shares
       Outstanding (Diluted)               19,553,079     21,261,359
                                         ============   ============


      K. RECENT ACCOUNTING PRONOUNCEMENTS

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

      In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires a retrospective application to prior periods' financial statements of changes in accounting principle for all periods presented. This statement replaces APB Opinion No. 20 which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2006. Currently there is no impact on the Company.

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108,Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 must be implemented by the end of the Company's first fiscal year ending after November 15, 2007. The Company does not expect SAB 108 to have any material impact on financial reporting or disclosures.

      In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose either the amortization method or the fair value measurement method subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

      5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      We do not expect FASB No. 156 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB No. 156 will have on our disclosure requirements. The statement becomes effective after the beginning of the first fiscal year that begins after September 30, 2006.

      In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
      (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. We do not expect the adoption of FASB Statement No. 157 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on our disclosure requirements.

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

      L. RECLASSIFICATION

      Certain amounts in the September 30, 2005 Financial Statements have been reclassified to conform to the 2006 presentation. The reclassifications have no effect on the net loss for year ended September 30, 2005.


NOTE 2- NOTES PAYABLE

      A. On January 29, 2004 the Company borrowed an additional $5,000 note bearing interest at 5% per annum. The note is convertible into common stock at $.20 per share. The Company issued in October 2004, 24,876 shares of common stock to satisfy the debt.

      B. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $30,000 and will pay the remaining $70,000 over 16 months. The note has been paid off.

      C. The Company issued on April 10, 2006 a private convertible note offering in the amount of $300,000. The Company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the "Maturity Date"). However the Company repaid $116,000 of the principal on

            May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change.

NOTE 3-  STOCK OPTIONS

      In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2006, the Company had 950,000 options outstanding under this plan.

NOTE  4- INCOME TAXES

      Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled. The difference between the basis of assets and liabilities for financial and income tax reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

      The income tax accounting reported within these statements is summarized as follows:

                                                    September 30,  September 30,
                                                        2006            2005
                                                    -------------  ------------
      Provision

      Current:
        Federal                                     $         500  $         --
        State and Local                                     1,400            --
                                                    -------------  ------------
          Total Current                                     1,900            --

      Deferred                                                 --            --
                                                    -------------  ------------
      Total provision for income taxes              $          --  $         --
                                                    =============  ============

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

                                                    September 30,
                                                         2005
                                                    -------------


      Deferred tax assets                           $       3,389
      Less: valuation allowance                            (3,389)
                                                    -------------
      Totals                                        $          --
                                                    =============


NOTE 5- STOCKHOLDERS' EQUITY

      COMMON STOCK

      There were 325,000,000 shares of common stock authorized, with 17,808,917 and 15,555,997 shares issued and outstanding at September 30, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

      The following details the stock transactions for the years ended September 30, 2006 and 2005.

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

      The Company issued to the holder of the note payable, 2,253,000 shares of common stock at $0.0075 per share on November 28, 2005 as a conversion of warrants into common stock. In lieu of payment in the amount of $16,897 the shares were purchased through a $16,897 reduction of the note payable. (See Note 2. B)

      The Company repurchased 201,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,100.

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

      The Company repurchased 150,000 shares of common stock during May 2006. The shares will be retired in November 2006. Currently, the purchase is accounted for as a prepaid asset. The shares were repurchased for $.10 per share for a total amount of $15,000.

      The Company received $1,500 for the exercise of 200,000 warrants at $.0075 per shares in September 2006. As of September 30, 2006 the shares have not been issued and are currently carried at $1,500 as a liability for stock to be issued.

      PREFERRED STOCK

      There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of September 30, 2006 and 2005. The par value for the preferred shares is $10 per share.


NOTE 6- SUBSEQUENT EVENTS

      CONSERVSION OF PREFERRED SHARES

      On October 28, 2006 the Company reached an agreement with Artemis equity Hedge Fund Ltd the holder of 80,000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock. Additionally the Company agreed to issue 70,000 shares for all accrued dividends.

      SHARE PURCHASES

      On October 30, 2006 the Company reached an agreement with a shareholder to buyback 2,000,000 shares of that shareholder's common stock for a cash payment of $50,000 along with a note of $150,000 totaling $200,000. The stock purchase was completed on October 31, 2006.

      PURCHASES OF FINANCE RECEIVABLE PORTFOLIOS

      The Company acquired two more tranches under the current forward flow agreement with a credit originator in the United Kingdom. The first tranche with a face value of $598,771 was acquired on October 29, 2006 and the second tranche with a face value of $616,665 was acquired on November 15, 2006.


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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name                 Age     Present Principal Employment
--------------       ---     ---------------------------------
Max Khan              40     Director, President, CEO and CFO
Gobind Sahney         45     Chairman
Steven Lowe           46     Director and Secretary


Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 45, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 40, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan is also the co-founder of NewTrad Investors Inc., a hedge fund advisory firm specializing in advising Japanese institutions in their diversification into alternative assets. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New York.

Steven Lowe, age 46, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of the Company's outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2006 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2004, 2005 and 2006 to:

      o Each person who served as our chief executive officer during 2004, 2005 and 2006; and

      o Our other executive officers whose total annual salary and bonus in 2004, 2005 and 2006 exceeded $100,000.

                                                                   Long-Term
                                     Salary       Bonus      Compensation Awards:
Name and Principal Position   Year   Annual Compensation   Securities Underlying Options
---------------------------   ----   -------------------   -----------------------------
Max Khan                      2005   $ 100,000    None              $150,000
CEO & CFO                     2006   $ 100,000    None                None


EMPLOYMENT AND SEPARATION AGREEMENT

The Company has an employment agreement with Max Khan. The employment agreement is for a term of 3 years terminating on April 30, 2007 and provides that Mr. Khan is entitled to receive $180,000 in annual compensation. There are no separation agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2006 concerning ownership of the Company's common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company's common shares.


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


----------
(1)   Represents fully vested options granted in 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

        Exhibit
         Number     Description
        -------     ------------------------------------------------------------
          31.1      Certification  pursuant  to  Exchange  Act Rules  13a-14 and
                    15d-14  as  adopted   pursuant   to   Section   302  of  the
                    Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs Levine & Company, L.L.C for the fiscal years ended September 30, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

                             Fiscal Year Ending         Fiscal Year Ending
                             September 30, 2006         September 30, 2005

Audit Fees                         $32,000                    $20,000

Audit Related Fees                 $5,000                     $5,500

Tax Fees                             $0                         $0

All Other Fees                       $0                         $0

Total                              $37,000                    $25,500

Audit Fees for the fiscal years ended September 30, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2006 and 2005 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended September 30, 2006 and 2005 were for professional services related to tax compliance, tax authority audit support and tax planning.

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

                                RECEIVABLE  ACQUISITION & MANAGEMENT CORPORATION




                                /S/ MAX KHAN
                                ---------------------------------------
                                By: Max Khan
                                Chief Executive Officer,
                                Chief Financial/Accounting Officer, and

                                Director
                                Date: January 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                /S/ MAX KHAN
                                ---------------------------------------
                                By: Max Khan
                                Chief Executive/Accounting Officer,
                                Chief Financial Officer and Director
                                Date: January 8, 2007



                                /S/ GOBIND SAHNEY
                                ---------------------------------------
                                By: Gobind Sahney
                                Chairman of the Board
                                Date: January 8, 2007



                                /S/ STEVEN LOWE
                                ---------------------------------------
                                By: Steven Lowe
                                Director
                                Date: January 5, 2007