Form 10QSB
period 2006-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2007-02-20
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370
(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2006

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

140 Broadway, 46th Floor
New York, New York 10005
212-858-7590

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

As of February 20, 2007, there were 17,104,569 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format             Yes ☐     No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & OPERATIONS
RISK FACTORS
ITEM 3.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
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

CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED DECEMBER 31,2006 AND 2005

Pages
Condensed Consolidated Balance Sheet as of December, 2006 - Unaudited	4

Condensed Consolidated Statements of Income (Operations) For the Six Months and Three Months Ended December 31, 2006 and 2005- Unaudited	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2006 and 2005 - Unaudited	6

Notes to Condensed Consolidated Financial Statements	7-23

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$94,429
Prepaid Expenses	1,096
Finance receivables - short term	254,224

Total current assets	349,749

OTHER ASSETS
Finance receivables - long-term	509,212

Total other assets	509,212

TOTAL ASSETS	$858,961

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$51,946
Note Payable -short term	164,407

Total current liabilities	216,353

LONG TERM LIABILITIES
Note payable -long term	90,000

TOTAL LIABILITIES	306,353

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share;
authorized 10,000,000 shares, 0 shares issued
and outstanding at December 31, 2006	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in 2006
and 18,878,917 shares issued and 16,728,917outstanding at December 31, 2006.	18,878
Additional paid-in capital	820,430
Total paid-in capital	839,308
Accumulated deficit	(71,700)
Total paid-in capital and accumulated deficit	767,608
Less : Cost of treasury stock (2,150,000 shares)	(215,000)
Total stockholders' equity (deficit)	552,608

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$858,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES
Financing income	$71,774	$76,137
Service income and other	45,368	44,108
TOTAL INCOME	117,142	120,245

COSTS AND EXPENSES
Selling, general and administrative	189,712	172,473
Total costs and expenses	189,712	172,473

NET (LOSS) BEFORE OTHER INCOME	(72,570)	(52,228)

OTHER INCOME (LOSS)
Loss on sale of finance receivables	-	(5,409)
Interest income	166	255
Total other Income (Loss)	166	(5,154)

NET (LOSS) BEFORE PROVISION FOR INCOME TAX	$(72,404)	$(57,382)

PROVISION FOR INCOME TAXES	-	-

NET(LOSS) BEFORE PREFERRED STOCK DIVIDEND	(72,404)	(57,382)

LESS PREFERRED STOCK DIVIDEND	-	(10,000)

NET (LOSS) APPLICABLE TO COMMON STOCK	$(72,404)	$(67,382)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

DILUTED INCOME (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,104,569	16,413,037

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	19,200,569	18,809,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(72,404)	$(67,382)
Adjustments to reconcile net (loss) to
net cash provided by operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	-	112,290
Acquisition of finance receivables, net of buybacks	(73,560)	-
Collections applied to principal on finance receivables	157,709	140,687
(Increase) Decrease in Prepaid expenses & exchange account	(1,096)	-
Increase accrued expenses	17,893	125,843
Decrease in other payable	-	(10,000)
(Decrease) Increase in Income Taxes	(1,900)	-

Net cash provided by operating activities	26,642	301,438

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of retired common stock	(55,000)	(102,600)
Payments on notes payable	(31,853)	(15,000)

Net cash (used in) financing activities	(86,853)	(117,600)

NET INCREASE (DECREASE) IN CASH	(60,211)	183,838

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,640	212,424

CASH AND CASH EQUIVALENTS - END OF PERIOD	$94,429	$396,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of notes payable	$-	$16,897
Conversion of preferred stock	$800,000	$-
Conversion of preferred stock payable	$20,000	$-

Retirement of Common Stock for:
Repurchase of Common Stock - Non cash	$160,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2006 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	THE COMPANY AND PRESENTATION (CONTINUED)

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
DECEMBER 31, 2006 AND 2005
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
DECEMBER 31, 2006 AND 2005

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
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

During the quarter ending September 30, 2006, the Company acquired total portfolios for $117,944. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $117,944 has been recovered.

During the quarter ending December 31, 2006, the Company acquired total portfolios for $73,560. The Company will use for these portfolios the “Recovery Method” for revenue recognition under which no revenue is recognized until the investment amount of $73,560 has been recovered.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Changes in finance receivables for the three months ended December 31, 2006 is as follows:

2006
Balance at beginning of year October 1, 2006	$847,584
Acquisition of finance receivables	73,561
Cash collections applied to principal	(157,709)
Sale of portfolio - net of gain	-
Balance at the end of the year	763,436
Estimated Remaining Collections ("ERC")*	$2,579,310

* Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $71,774 and $76,137 for the three months ended December 31, 2006 and 2005 respectively.

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

D. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2006.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. CASH AND CASH EQUIVALENTS (CONTINUED)

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company’s had no uninsured cash.

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
DECEMBER 31, 2006 AND 2005

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
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. STOCK-BASED COMPENSATION (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)

	December 31, 2006	December 31, 2005
Net (loss)	$(72,404)	$(67,382)
Weighted-average common shares Outstanding (Basic)	17,104,569	16,413,037
Weighted-average common shares Outstanding (Diluted)	17,104,569	16,413,037

For the three months ending December 31, 2006 and 2005, options and warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive.

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
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 must be implemented by the end of the Company's first fiscal year ending after November 15, 2007. The Company does not expect SAB 108 to have any material impact on financial reporting or disclosures.

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
DECEMBER 31, 2006 AND 2005

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

L. RECLASSIFICATION

Certain amounts in the December 31, 2005 Financial Statements have been reclassified to conform to the 2006 presentation. The reclassifications have no effect on the net loss for three months ended December 31, 2005.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-	NOTES PAYABLE

A. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $30,000 and was to pay the remaining $70,000 over 16 months. The note has been paid off.

B. The Company issued on April 10, 2006 a private convertible note offering in the amount of $300,000. The Company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the "Maturity Date"). However the Company repaid $116,000 of the principal on May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change.

C. The Company issued on October 30, 2006 a note payable for the value of $150,000 in exchange for the retirement of 2,000,000 shares of common stock for $200,000. The company paid $50,000 in cash and issued a note payable of $150,000 for the balance. The terms are as follows: The first twelve months the company will pay $5,000 per month and pay $7,500 per month thereafter until the note is satisfied. The note has no interest payable terms.

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2006, the Company had 950,000 options outstanding under this plan.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

There was no provision for income tax for the three months ended December 31, 2006 and 2005.

At December 31, 2006 and 2005 the Company had an accumulated deficit approximating $71,700 and 70,772, available to offset future taxable income through 2026.
	December 31,	December 31,
	2006	2005

Deferred tax assets	$21,510	$21,532
Less: valuation allowance	($21,510)	($21,532)
Totals	$-	$-

NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 18,878,917 and 17,808,917 shares issued, and 16,728,917 and 17,808,917 outstanding at December 31, 2006 and 2005, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the three months ended December 31, 2006 and 2005.

The Company issued to the holder of the note payable, 2,253,000 shares of common stock at $0.0075 per share on November 28, 2005 as a conversion of warrants into common stock. In lieu of payment in the amount of $16,897 the shares were purchased through a $16,897 reduction of the note payable.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (CONTINUED)

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

The Company received $1,500 for the exercise of 200,000 warrants at $.0075 per share in September 2006. The Company issued 200,000 shares of common stock in November 2006.

The Company repurchased 150,000 shares of common stock during May 2006. The shares were accounted for as a prepaid asset until November 2006. The shares were repurchased for $.10 per share for a total amount of $15,000. The shares were accounted for as Treasury Stock in November 2006.

On October 31, 2006 the Company reached an agreement with a shareholder to buyback 2,000,000 shares of that shareholder's common stock at $.10 per share for a total amount of $200,000. The stock purchase was completed on October 31, 2006. The shares were accounted for as Treasury Stock in November 2006.

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock . Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of December 31, 2006

There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of December 31, 2005. The par value for the preferred shares is $10 per share.

TREASURY STOCK

The Company reports treasury stock at cost. The company accounts for treasury stock as an unallocated reduction in of stockholder's equity. In the 3 months ending December 31, 2006 the company purchased 2,150,000 shares of treasury stock.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 6-	SUBSEQUENT EVENTS

The Company issued on January 8, 2007 a private convertible note offering in the amount of $300,000. The Company intended to repay the holder of the convertible note in 24 fixed monthly payments of $ 14,545.99 from the date of issuance of the convertible note at a rate of 15% per annum on or before January 9, 2009 (the “Maturity Date”).

On October 30, 2006, the company paid $17,896 for a portfolio with a face value of $550,670.

ITEM 2.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10Ksb as of and for the year ended September 30, 2006 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

▪
changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

▪	ability to acquire sufficient portfolios;

▪	ability to recover sufficient amounts on acquired portfolios;

▪	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

▪	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

▪	the Company’s ability to retain the services of recovery partners;

▪	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

▪	the degree and nature of the Company’s competition; and

▪	our ability to respond to changes in technology and increased competition;

▪	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

	Three Months Ended December 31, 2006
	2006	2005	$ Change	% Change

Net Collections (excluding sale)	$225,873	$265,544	($39,671)	-15%

Finance Income	$71,774	$76,137	($4,363)	-6%
as a % of Collections	32%	29%

Servicing Income	$45,368	$44,108	$1,260	3%

Gain on Sale		($5,409)

Operating Expenses	$189,712	$172,473	$17,239	10%

Net Income (Loss)	($72,404)	($67,382)	($5,022)	7%

Fully Diluted EPS	($0.00)	($0.00)	($0.00)

Revenue

The Company had a net loss of $72,404 during the quarter ended December 31, 2006 versus a net loss of $67,382 during the quarter ended December 31, 2005. For the three months ended December 31, 2006 the company had revenue of $117,142 versus revenue of $120,245 during three months ended December 31, 2005. Total revenue for the quarter end, December 31, 2006 included $71,774 in finance income and $45,368 in servicing income versus finance income of $76,137 and servicing income of $44,108 during the quarter ended December 31, 2005. Finance income declined by 6% or $4,363 compared to the quarter ended December 31, 2005. The Company recognized finance income on only two of its portfolios. Finance income is based on the interest rate method and SOP-03-03. Servicing income increased 3% to $45,368 during the quarter ended December 31, 2006 when compared to $44,108 during the quarter ended December 31, 2005. Servicing income has been relatively flat in spite of declining servicing fees from the Fund managed by the Company. During the quarter, the Company acquired two tranches of a forward flow with a face value of 1,215,436 for $55,663. The two tranches are being carried on a cost recovery basis. The Company collected $225,873 during the quarter ended December 31, 2006, versus $265,544 during the quarter ended December 31, 2005 but recognized only $71,774 as finance income versus $76,137 during the quarter ended December 31, 2005. As a percentage, recognized revenue (finance income) was 32% versus 29% of total cash collected. The company continues to remain conservative in its revenue recognition policy.

Operating Expenses

 Total operating expenses increased by approximately 10% to $189,712 for the three months ended December 31, 2006 versus $172,473 for the quarter ended December 31, 2005. Operating expenses were higher due to hiring of a consultant and higher legal collections cost. The Company does not expect the overall expenses to rise materially for the remainder of the year.

 Rent and Occupancy

 Rent and occupancy expenses were $9,346 for the three month ended December 31, 2006 versus $8,350 for the three months ended December 31, 2005.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2007.

Purchase of Defaulted Receivables

During the three months ended December 31, 2006, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $1,215,436 with purchase price of $55,663. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 25% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2006.

Purchase Period	Purchase Price(1)	Actual Cash Collections (2)	Estimated (3)
12/31/2003	$569,070	$1,664,119	$121,157
4/11/2005	$375,000	$293,266	$307,232
7/25/2005	$177,668	$150,965	$266,135
3/9/2006	$121,972	$60,548	$157,524
4/7/2006	$331,974	$125,046	$471,630
6/7/2006	$70,020	$46,697	$62,027
12/31/04-12/20/06	$780,875	$552,480	$1,193,605

(1) Purchase price refers to the cash paid to a seller to acquire defaulted receivables, plus certain capitalized expenses, less the purchase price refunded by the seller due to the return of non-compliant accounts (also defined as buybacks). Non-compliant refers to the contractual representations and warranties between the seller and the Company. These representations and warranties from the sellers generally cover account holders’ death or bankruptcy and accounts settled or disputed prior to sale. The seller can replace or repurchase these accounts.

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 11 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is approximately 25% which is expected to rise during the later years of recovery.

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

Liquidity and Capital Resources

As of December 31, 2006 the Company had a working capital of $133,396 versus working capital of $354,072 at the end of quarter ending December 31, 2005. The decline in working capital is largely due to repurchase of companies common shares which was partially paid with a promissory note. The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the foreseeable future. For the three month ended December 31, 2006, the Company had net cash of $94,429 versus $396,262 at the end of December 31, 2005. Net cash provided by operating activities was $26,342 for the three months ended December 31, 2006 compared to $301,438. The Company did not have any portfolio sale during the quarter applied more recoveries towards amortization of investment rather than recognizing finance income. Net cash used by financing activities was $86,853 during the nine month ended December 31, 2006 compared to net cash used of $117,600 during the three months ended December 31, 2005. The Company bought back additional shares of its common stock and repaid a note. The Company did not raise any capital through issuance of securities during the three month ended December 31, 2006. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended December 31, 2006, we invested $55,663 in portfolios with a face value of approximately $1,215,436.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $225,000 from collections and $45,000 from servicing.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2006.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,550 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. This lease expires on February 18, 2007 and the Company has an option to stay on a month-to-month basis. The Company is negotiating a lease to move to New Jersey.

Market Outlook for Charged-off Receivables

Recently there has been a substantial inflow of capital into this business which has resulted in significant increase in prices paid. Prices continue to remain strong but there are signs of more rational pricing taking hold due to failure of several participants. Any pronounced correction will force many too sell their remaining portfolios and exit the market considering the payback periods have been stretched due to high prices paid. Also, the sellers are increasing turning to large buyers that has hampered our ability to invest our available cash or scale up in any significant manner.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America as promulgated by the Public Company Accounting Oversight Board. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position (“SOP”) 03-03 to determine income recognized on finance receivables. In October 2004, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after March 15, 2005. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or, to the best of its knowledge, a proceeding being contemplated by a governmental authority, nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

•
On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company’s former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The amount in question is $104,000 which was properly settled with newly issued shares and the Company has all executed documents as evidence and the matter dates back to 1996. The Company denies all allegations and intends to defend this action vigorously.

•
 On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006. Allied continues to make the monthly payment as stipulated in the settlement agreement.

•
On September 9, 2005, the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company is seeking an amount no less than $46,931

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 30, 2006, the Company entered into a Agreement and Release (the “Agreement”) with Claudia Dinatale (“Dinatale”), which was amended on December 11, 2006, pursuant to which the Company purchased 2,150,000 shares of common stock from Dinatale in consideration of the payment of $65,000 and the issuance of a promissory note in the amount of $150,000. Dinatale also released the Company from all claims that it may have against the Company.

On October 30, 2006, the Company entered into an Agreement and Release (the “Artemis Agreement”) with Artemis Equity Hedge Fund Ltd. (“Artemis”) pursuant to which Artemis converted 80,000 shares of Series A Preferred Stock of the Company into 800,000 shares of common stock of the Company. In order to induce Artemis to convert the Series A Preferred Stock, the Company issued 200,000 shares of common stock to Artemis and an additional 70,000 shares of common stock representing all accrued dividends.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: February 20, 2007	By:	/s/ Max Khan
Max Khan
Chief Executive Officer Chief Financial Officer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer, Chief Financial Officer and Director Date: February 20, 2007