Form 10QSB
period 2007-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2007-05-18
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2007

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

2500 Plaza 5
Harborside Financial Center
Jersey City, NJ 07311
201-633-4715

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 15, 2007, there were 17,104,569 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Pages
Condensed Consolidated Balance Sheet as of March 31, 2007 - Unaudited	4
Condensed Consolidated Statements of Income (Operations) For the Six Months and Three Months Ended March 31, 2007 and 2006 - Unaudited	5
Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2007 and 2006 - Unaudited	6
Notes to Condensed Consolidated Financial Statements	7-19

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash	$230,401
Prepaid Expenses	151
Finance receivables - short term	224,494
Security Deposit	7,512

Total current assets	462,558

OTHER ASSETS
Finance receivables - long-term	455,790

Total other assets	455,790

TOTAL ASSETS	$918,348

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$66,227
Notes Payable -short term	213,658

Total current liabilities	279,885

LONG TERM LIABILITIES
Notes payable -long term	198,093

TOTAL LIABILITIES	477,978

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share;
authorized 10,000,000 shares, 0 shares issued
and outstanding at December 31, 2006	-
Common stock, par value $.001 per share; 325,000,000 shares authorized
and 19,078,917 shares issued and 16,928,917outstanding at March 31, 2007.	19,078
Additional paid-in capital	820,230
Total paid-in capital	839,308
Accumulated deficit	(183,938)
Total paid-in capital and accumulated deficit	655,370
Less : Cost of treasury stock (2,150,000 shares)	(215,000)
Total stockholders' equity (deficit)	440,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$918,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31,		FOR THE THREE MONTHS ENDED MARCH 31,
	2007	2006	2007	2006

REVENUES
Financing income	$119,737	$174,573	$47,962	$98,437
Gain on sales of finance receivable	18,334	19,334	18,334	19,334
Service income and other	70,265	97,086	24,897	52,978
TOTAL INCOME	208,336	290,993	91,193	170,749

COSTS AND EXPENSES
Selling, general and administrative	378,129	351,216	188,417	178,743
Total costs and expenses	378,129	351,216	188,417	178,743

NET (LOSS) BEFORE OTHER INCOME	(169,793)	(60,223)	(97,224)	(7,994)

OTHER INCOME (LOSS)
Loss on sale of finance receivables	(15,205)	(5,409)	(15,205)	-
Interest income	356	494	190	238
Total other Income (Loss)	(14,849)	(4,915)	(15,015)	238

NET (LOSS) BEFORE PROVISION FOR INCOME TAX	$(184,642)	$(65,138)	$(112,239)	$(7,756)

PROVISION FOR INCOME TAXES	-	-	-	-

NET(LOSS) BEFORE PREFERRED STOCK DIVIDEND	(184,642)	(65,138)	(112,239)	(7,756)

LESS PREFERRED STOCK DIVIDEND	-	(20,000)	-	(10,000)

NET (LOSS) APPLICABLE TO COMMON STOCK	$(184,642)	$(85,138)	$(112,239)	$(17,756)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,959,466	17,103,307	16,811,139	17,808,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(184,642)	$(85,138)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	227,907	117,277
Acquisition of finance receivables, net of buybacks	(397,808)	(207,459)
Collections applied to principal on finance receivables	337,202	210,187
(Increase) Decrease in Prepaid expenses	(151)	-
(Increase) in security deposit	(7,512)	-
(Decrease) in accounts payable - trade	-	(14,693)
Increase (decrease) accrued expenses	32,174	6,963
Decrease in other payable	-	(30,000)
(Decrease) Increase in Income Taxes	(1,900)	-

Net cash provided by (used in) operating activities	5,270	(2,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of retired common stock	(55,000)	-
Repurchase of warrants	-	(112,600)
Payments on notes payable	(174,509)	-
Proceeds from from Note Payable	300,000	-

Net cash provided by (used in) financing activities	70,491	(112,600)

NET INCREASE (DECREASE) IN CASH	75,761	(115,463)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,640	212,424

CASH AND CASH EQUIVALENTS - END OF PERIOD	$230,401	$96,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of notes payable	$-	$16,897
Conversion of preferred stock	$800,000	$-
Conversion of preferred stock payable	$20,000	$-

Retirement of Common Stock for:
Repurchase of Common Stock - Non cash	$160,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

During the quarter ending December 31, 2006, the Company acquired total portfolios for $73,560. The Company will use for these portfolios the “Recovery Method” for revenue recognition under which no revenue is recognized until the investment amount of $73,560 has been recovered.

During the quarter ended March 31, 20007, the Company acquired total porfolios for $324,248. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $324,248 has been recovered.

During the quarter ended March 31, 20007 the Company sold several portfolios for a total sales price of $231,036. The Company recognized a net gain of $3,129 on these sales. The Company retained approximately $488,335 in face amount of these portfolios.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Changes in finance receivables for the six months ended March 31, 2007 is as follows:

2006
Balance at beginning of year October 1, 2006	$847,584
Acquisition of finance receivables	397,808
Cash collections applied to principal	(337,202)
Sale of portfolio - net of gain	(227,907)
Balance at the end of the year	$680,283
Estimated Remaining Collections ("ERC")*	$2,639,532

*
Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $119,737 and $174,573 for the six months ended March 31, 2007 and 2006 respectively.

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

D. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2007.

D. CASH AND CASH EQUIVALENTS (CONTINUED)

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, the Company’s had an uninsured cash balance of $130,401.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS

	March 31,	March 31,
	2007	2006

Net (Loss)	(184,642)	(85,138)

Weighted-average common shares
outstanding (Basis)	16,959,466	17,103,307

For the six months ending March 31, 2007 and 2006, options and warrants were not  included in the computation of diluted EPS because inclusion would have been  antidilutive. There were 2,096,000 and 2,296,000 common stock equivalents at  March  31, 2007 and 2006 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2007 AND 2006 (UNAUDITED)

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

L. RECLASSIFICATION

Certain amounts in the March 31, 2006 Financial Statements have been reclassified to conform to the 2007 presentation. The reclassifications have no effect on the net loss for six months ended March 31,2007.

NOTE 2-	NOTES PAYABLE

A. On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $30,000 and was to pay the remaining $70,000 over 16 months. The note has been paid off.

B. The Company issued on April 10, 2006 a private convertible note offering in the amount of $300,000. The Company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the "Maturity Date"). However the Company repaid $116,000 of the principal on May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change. The note was paid off in its entirety on March 30, 2007.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-	NOTES PAYABLE (CONTINUED)

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

D. The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”).

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2007, the Company had 950,000 options outstanding under this plan.

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

There was no provision for income tax for the six months ended March 31, 2007 and 2006.

At March 31, 2007 and 2006 the Company had an accumulated deficit approximating $183,938 and 103,339, available to offset future taxable income through 2027.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

	March 31,	March 31,
	2007	2006

Deferred tax assets	$64,378	$36,169
Less: valuation allowance	($64,378)	($36,169)
Totals	$-	$-

NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 19,078,917 and 17,808,917 shares issued, and 16,928,917 and 17,808,917 outstanding at March 31, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the six months ended March 31, 2007 and 2006.

On February 23, 2007 the Company issued an additional 200,000 shares of common stock to Artemis Hedge Fund, Ltd. to resolve all outstanding accrued dividends.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)

On October 31, 2006 the Company reached a settlement agreement with a shareholder whereby the shareholder agreed to cancel 2,000,000 shares of that shareholder's common stock and release the Company from all claims in consideration of a payment of $200,000. The settlement agreement was completed on October 31, 2006. The shares were accounted for as Treasury Stock in November 2006.

NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock . Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends and an additional 200,000 shares as an inducement to convert at $0.80 per share. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of December 31, 2006

There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of March 31, 2006. The par value for the preferred shares is $10 per share.

TREASURY STOCK

The Company reports treasury stock at cost. The company accounts for treasury stock as an unallocated reduction in of stockholder's equity. In the 3 months ending December 31, 2006 the company purchased 2,150,000 shares of treasury stock.

ITEM 2. MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2006 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

•
changes in the business practices of credit originators in terms of selling defaulted consumer receivables or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

•	ability to acquire sufficient portfolios;

•	ability to recover sufficient amounts on acquired portfolios;

•	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

•	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

•	the Company’s ability to retain the services of recovery partners;

•	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

•	the degree and nature of the Company’s competition; and

•	our ability to respond to changes in technology and increased competition;

•	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company is now engaged in purchase and recovery of performing, sub-performing and non-performing consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with $2.1 million in invested capital. The Company continues to seek additional capital to invest into additional portfolios. The Company recently entered into a Heads of Terms agreement with a bank in United Kingdom which calls for a minimum commitment of €25,000,000 into Ramco Income Fund. There is no assurance that this commitment will result in actual investment in the Fund. Concurrently, the Company has entered into an agreement with a Germany based bank and loan servicer to assist in acquiring and serving non-performing and sub-performing loans in Germany. The Company also manages two Special Purpose Vehicles funded with non-recourse notes that have invested in two different portfolios with approximately $3.35 million under management. The Company does hold any equity in these vehicles only receives servicing income and may receive some of the residual cash flow after the investors have recouped their investment and agreed upon return.

RESULTS OF OPERATIONS

Overview

The Company continues to execute its long term strategy. However, due continued prevalence of high prices, we have not been able to scale up our investments in consumer charge-offs. The Company is currently focusing on raising capital to invest in non-performing and sub-performing loans in Germany. We have a standby lender with a commitment to lend up to $500,000. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

	Quarter Ended March 31, 2007 & 2006
	2007	2006	$ Change	% Change

Net Collections	$236,339	$258,217	($21,878)	-8%

Finance Income	$47,962	$98,437	($50,475)	-51%
as a % of Collections	20%	38%

Servicing Income	$24,897	$52,978	($28,081)	-53%

Gain on Sale	$18,344	$19,334

Operating Expenses	$188,417	$178,743	$9,674	5%

Loss	($112,239)	($17,756)	($94,483)	-532%

Fully Diluted EPS	($0.010)	($0.001)	($0.009)	-900%

Revenue

The Company generated $91,193 in revenue during the quarter ended March 31, 2007 versus $170,749 for quarter ended March 31, 2006. Total revenue included $47,962 finance income, $24,897 servicing income and $18,334 from gain on sale of a portfolio. In the quarter ended March 31, 2007 finance income decreased by approximately 51% or $50,475 compared to the quarter ended March 31, 2006 and servicing income decreased by approximately 53 % or $28,081 when compared to quarter ended March 31, 2006. The company recognized approximately 20 % of net cash collections as revenue during the quarter ended March 31, 2007 versus 38% during the quarter ended March 31, 2006. This is largely because the Company is carrying only one portfolio on the interest method basis. The Company collected $236,339 during the quarter but recognized only $47,962 as revenues. The percentage of cash collected recognized as revenue remains well below the industry average of 70%. Finance income is expected to decline due to redemptions from our managed fund, Ramco Income Fund Ltd. During the quarter, the company acquired two portfolios are being carried on a cost recovery basis. The Company may apply the interest rate method to other portfolios acquired during the current quarter once there is confidence in the expected recovery curve.

Operating Expenses

Total operating expenses increased by 5% to $188,417 for the three months ended March 31, 2007 versus $178,743 for the quarter ended March 31, 2006 and sequentially decreased slightly from the first quarter ended December 31, 2006.

 Rent and Occupancy

Rent and occupancy expenses were $12,227 for the three months ended March 31, 2007 versus $12,946 for the quarter ended March 31, 2006.

Depreciation

The Company did not record any depreciation expense for the three months ended March 31, 2007.

Purchase of defaulted receivables

During the three months ended March 31, 2007, the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $4,632,119 at a cost of $324,248. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 25% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of March 31, 2007.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)

12/31/2003	$569,070	$1,693,966	$91,310
4/11/2005	$375,000	$346,014	$204,265
7/25/2005	$177,668	$232,954	$76,400
3/9/2006	$121,972	$65,415	$152,657
4/7/2006	$331,974	$291,208	$168,700
6/7/2006	$70,020	$64,937	$43,786
12/31/04-12/20/06	$780,875	$627,948	$1,118,137
1/7/2007	$324,248	$26,343	$784,277

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had working capital of $182,673 versus working capital of $237,224 at March 31, 2006. The decline in working capital is largely due to debt financing done in the current quarter. Working capital sequentially improved by $49,277 from the quarter ended December 31, 2006 due to portfolio sales. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the six month ended March 31, 2007, the Company had net cash of $230,401versus $96,961 at the end of March 31, 2006. Net cash provided by operating activities was $5,270 for the six month ended March 31, 2007 versus ($2,863) for the six months ended March 31, 2006. Net cash provided by financing activities was $70,491 for the six month ended March 31, 2007 versus ($112,600) during the six month ended March 31, 2006. The Company raised $300,000 through a note offering and pre-paid an outstanding note payable. The Company also bought back 2,000,000 shares of common stock in a privately negotiated transaction for $200,000. The Company did not raise any capital through issuance of securities during the six month ended March 31, 2006. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended March 31, 2006, we invested at a cost of $324,248 in three portfolios with a face value of $4,632,119.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $236,339 from collections during the quarter ended March 31, 2007 versus $258,217 during the quarter ended March 31, 2006. Our servicing revenue continues to decline due to management’s ongoing plan to redeem all the outstanding shares of the Bermuda Fund that the Company manages.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company is in discussion with several potential joint venture partners to scale up our investments. There is no assurance that the negotiations would be successful.

Income Taxes

We did not record any income tax provision for the quarter ended March 31, 2007.

Contractual Obligation

The Company entered into a twenty four month lease with Regus Inc. at $2,985 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

•
On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company’s former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The amount in question is $104,000 which was properly settled with newly issued shares and the Company has all executed documents as evidence and the matter dates back to 1996. The Company denies all allegations and intends to defend this action vigorously. To date there has been no development in this case.

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April, 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006 and continues to receive monthly payments according to the settlement agreement.

•
On September 9, 2005 the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company is seeking an amount no less than $46,931. The Company reached a settlement with the defendants.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: May 17, 2007	By:	/s/ Max Khan
Max Khan Chief Executive Officer Chief Financial Officer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Max Khan
Max Khan Chief Executive Officer, Chief Financial Officer and Director Date: May 17, 2007