Form 10QSB
period 2007-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2007-08-14
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370
(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2007

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2500 Plaza 5
Harbor Side Financial Center
Jersey City, N.J. 07311
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

As of August 10, 2007 there were 17,104,569 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Pages
Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	4

Condensed Consolidated Statements of Operations for the nine months and three Months ended June 30, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-24

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash	$269,409
Prepaid Expenses	151
Finance receivables - short term	169,251
Security Deposit	939

Total current assets	439,750

OTHER ASSETS
Finance receivables - long-term	343,632

Total other assets	343,632

TOTAL ASSETS	$783,382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$80,690
Liability for stock to be issued	1,500
Notes Payable -short term	219,129

Total current liabilities	301,319

LONG TERM LIABILITIES
Notes payable -long term	149,582

TOTAL LIABILITIES	450,901

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share; authorized 10,000,000 shares, 0 shares issued and outstanding at June 30, 2007	-
Common stock, par value $.001 per share; 325,000,000 shares authorized and 19,078,917 shares issued and 16,928,917 outstanding at June 30, 2007.	19,078
Additional paid-in capital	820,230
Total paid-in capital	839,308
Accumulated deficit	(291,827)
Total paid-in capital and accumulated deficit	547,481
Less : Cost of treasury stock (2,150,000 shares)	(215,000)
Total stockholders' equity (deficit)	332,481

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$783,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

REVENUES
Financing income	$171,201	$260,186	$51,464	$85,613
Gain on sales of finance receivable	18,334	199,591	-	180,257
Service income and other	81,819	167,316	11,554	70,230
TOTAL INCOME	271,354	627,093	63,018	336,100

COSTS AND EXPENSES
Selling, general and administrative	539,783	509,184	161,653	157,968
Total costs and expenses	539,783	509,184	161,653	157,968

NET INCOME (LOSS) BEFORE OTHER INCOME	(268,429)	117,909	(98,635)	178,132

OTHER INCOME (LOSS)
Loss on sale of finance receivables	(15,205)	(5,409)	-	-
Interest income	700	688	344	194
Interest expense	(9,598)	(3,281)	(9,598)	(3,281)
Total other Income (Loss)	(24,103)	(8,002)	(9,254)	(3,087)

NET INCOME INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$(292,532)	$109,907	$(107,889)	$175,045

PROVISION FOR INCOME TAXES	-	(28,027)	-	(28,027)

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	(292,532)	81,880	(107,889)	147,018

LESS PREFERRED STOCK DIVIDEND	-	(30,000)	-	(10,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(292,532)	$51,880	$(107,889)	$137,018

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.02)	$0.00	$(0.01)	$0.01

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.01

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,949,283	17,338,510	16,928,917	17,808,917

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	19,045,283	19,634,510	19,024,917	20,104,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(292,532)	$81,880
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	227,907	142,415
Acquisition of finance receivables, net of buybacks	(397,808)	(642,185)
Collections applied to principal on finance receivables	504,602	336,455
(Increase) Decrease in prepaid expenses	(1,090)	(15,000)
(Decrease) in accounts payable - trade	-	(18,238)
Increase (decrease) accrued expenses	46,638	(15,226)
Increase in liability for stock to be issued	1,500	-
Decrease in other payables	-	(45,000)
(Decrease) Increase in Income Taxes	(1,900)	28,027

Net cash provided by (used in) operating activities	87,317	(146,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of retired common stock	(55,000)	-
Repurchase of warrants	-	(112,600)
Payments on notes payable	(217,548)	172,251
Proceeds from from note payable	300,000	-
Preferred stock dividend	-	(20,000)

Net cash provided by financing activities	27,452	39,651

NET INCREASE (DECREASE) IN CASH	114,769	(107,221)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	154,640	212,424

CASH AND CASH EQUIVALENTS - END OF PERIOD	$269,409	$105,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of notes payable	$-	$16,897
Conversion of preferred stock	$800,000	$-
Conversion of preferred stock payable	$20,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)
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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

During the quarter ended March 31, 2007, the Company acquired total porfolios for $324,248. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $324,248 has been recovered.

During the quarter ended March 31, 2007 the Company sold several portfolios for a total sales price of $231,036. The Company recognized a net gain of $3,129 on these sales. The Company retained approximately $488,335 in face amount of these portfolios.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Changes in finance receivables for the nine months ended June 30, 2007 is as follows:

Balance at beginning of year October 1, 2006	$847,584
Acquisition of finance receivables	397,808
Cash collections applied to principal	(504,602)
Sale of portfolio - net of gain	(227,907)
Balance at the end of the year	$512,883
Estimated Remaining Collections ("ERC")*	$2,359,442

* Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $171,201 and $260,186 for the nine months ended June 30, 2007 and 2006 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)
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

D. CASH AND CASH EQUIVALENTS (CONTINUED)

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007, the Company’s had an uninsured cash balance of $169,409.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)
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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H. STOCK-BASED COMPENSATION (CONTINUED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2007	2006

Net income (loss) after payment of
preferred dividend	(292,532)	51,880

Weighted-average common shares
outstanding (Basis)	16,949,283	17,338,510

Weighted - average common stock outstanding equivalents
Stock options	-	950,000
Warrants	-	1,346,000

Weighted - average common stock outstanding equivalents (Diluted)	-	19,634,510

For the nine months ending June 30, 2007 options and warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive. There were 2,096,000 and common stock equivalents at June 30, 2007.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)
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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

L. RECLASSIFICATION

Certain amounts in the June 30, 2006 Financial Statements have been reclassified to conform to the 2007 presentation. The reclassifications have no effect on the net loss for nine months ended June 30, 2007.

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
JUNE 30, 2007 AND 2006 (UNAUDITED)

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

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company's common stock. The plan provides that 37,500,000 shares of the Company's authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2007, the Company had 950,000 options outstanding under this plan.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 4-	INCOME TAXES (CONTINUED)

The income tax accounting reported within these statements for the nine months ending June 30, 2007 is summarized as follows:

	June 30, 2006	June 30, 2007

Provision

Current:
Federal	21,916	-
State and Local	6,111	-

Total current	28,027

Deferred	-	-

The Company's effective tax rate is different than what would be expected if the statutory rates were applied to "net income (loss) before income taxes" primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

There was no provision for income tax for the nine months ended June 30, 2007.

At June 30, 2007 the Company had an accumulated deficit approximating $291,827, available to offset future taxable income through 2027.

June 30, 2007
Deferred tax assets	$102,139
Less: valuation allowance	$(102,139)
Totals	$-

NOTE 5-	STOCKHOLDERS' EQUITY (DEFICIT)

 COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 19,078,917 and 17,808,917 shares issued, and 16,928,917 and 17,808,917 outstanding at June 30, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

The following details the stock transactions for the nine months ended June 30, 2007 and 2006.

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

COMMON STOCK (CONTINUED)
On February 23, 2007, The Company issued an additional 200,000 shares of common stock to Artemis Hedge Fund, Ltd. to resolve all outstanding accrued dividends.

The company received $1,500 for the exercise of 200,000 warrants at $.0075 per share in May 2007. The common stock has not been issued and is currently recorded as a liability for stock to be issued.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (UNAUDITED)

There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of June 30, 2007.

There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of June 30, 2007. The par value for the preferred shares is $10 per share.

TREASURY STOCK

The Company reports treasury stock at cost. The company accounts for treasury stock as an unallocated reduction in of stockholder's equity. During the 3 months ending December 31, 2006 the company purchased 2,150,000 shares of treasury stock.

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

	2007	2006	$ Change	% Change

Net Collections (excluding sale)	$239,311	$302,535	($63,224)	-20.90%

Finance Income	$51,464	$85,613	($34,149)	-66%
as a % of Collections	22%	28%

Servicing Income	$11,554	$70,230	($58,676)	-84%

Gain (Loss) on Portfolio Sale	$0	$180,257

Operating Expenses	$161,653	$157,968	$3,685	2%

Net Income (Loss)	$(107,889)	$137,018	$(244,907)	-179%

Fully Diluted EPS	$(0.010)	$0.010	$(0.020)	-200%

Revenue

The Company had a net loss of $107,889 during the quarter ended June 30, 2007 versus income of $137,018 during the quarter ended June 30, 2006. For the nine months ended June 30, 2007 the Company had revenue of $271,354 versus revenue of $627,093 during the nine months ended June 30, 2006. Net loss during the nine months ended June 30, 2007 was $292,532 versus a net income of $81,880 during the nine months ended June 30, 2006. The Company had revenue of $63,018 during the quarter ended June 30, 2007 versus revenue of $336,100 during the quarter ended June 30, 2006. Total revenue for the quarter ended June 30, 2007 included $51,464 of finance income and $11,554 servicing income versus $85,613 finance income and $70,230 servicing income during the quarter ended June 30, 2006. Finance income decreased by 66% or $34,149 compared to the quarter ended June 30, 2006. Servicing income decreased by 84% or $58,676 from the quarter ended June 30, 2007. Servicing income is expected to decline due to additional redemptions of shares in Ramco Income Fund and declining recoveries from two other special purpose vehicles. During the nine months ended June 30, 2007, the Company had gain on sale of portfolio of $18,334 versus $180,257 during the nine months ended June 30, 2006. The Company collected $239,211 during the quarter ended June 30, 2007 compared to $302,535 during the quarter ended June 30, 2006 but recognized only $51,464 as revenue versus $85,613. As a percentage, recognized revenue (finance income) was 22% of the cash collected during the quarter versus 28% during the quarter ended June 30, 2006. The Company continues to remain conservative in its revenue recognition policy.

Operating Expenses

 Total operating expenses $161,653 increased by 2% or $3,685 during the quarter ended June 30, 2007 when compared to $157,968 for the three months ended June 30, 2006. The Company expects operating expenses to decline slightly over the remainder of the year.

 Rent and Occupancy

 Rent and occupancy expenses were $7,484 for the three month ended June 30, 2007 versus $9,212 for the three months ended June 30, 2006.

Depreciation

     The Company did not record any depreciation expense for the three months ended June 30, 2007.

Purchase of Defaulted Receivables

During the three months ended June 30, 2007, the Company did not acquire any portfolios compared to the quarter ended June 30, 2006 during which the Company acquired defaulted consumer receivables portfolios with aggregate face value amount of $7,740,612 at a cost of $642,185. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 25.5% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of June 30, 2006.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)

12/31/2003	$569,070	$1,715,251	$91,310
4/11/2005	$375,000	$381,684	$154,265
7/25/2005	$177,668	$241,565	$76,400
3/9/2006	$121,972	$69,973	$122,567
4/7/2006	$331,974	$298,737	$168,700
6/7/2006	$70,020	$68,936	$43,786
12/31/04-12/20/06	$780,875	$715,451	$918,137
1/7/2007	$324,248	$55,390	$784,277

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

.

(2)	Actual cash collections net of recovery cost or sale

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

Liquidity and Capital Resources

As of June 30, 2007 the Company had working capital of $138,431 versus working capital of $229,764 as of June 30, 2006. The decline in working capital is largely due to lower collections and issuance of a note in the quarter ended March 31, 2007. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the nine months ended June 30, 2007, the Company had net cash of $269,409 versus $105,203 at the end of nine months ended June 30, 2006. Net cash provided by operating activities was $87,317 during the nine months ended June 30, 2007 versus $176,872 for the nine months ended June 30, 2006. Net cash provided by financing activities was $27,452 for the nine months ended June 30, 2007 versus $69,651 for the nine months ended June 30, 2006. The Company raised $300,000 through a note offering and retired certain notes and repurchased certain shares during the nine months ended June 30, 2007. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2006. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $239,211 from collections and $11,554 from servicing.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2007.

Contractual Obligation

The Company entered into a 24 month lease with Regius Inc. at $2,500 per month plus variable expenses that include telecommunication, copier, postage and delivery charges.

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2007 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

•
On September 9, 2005, the Company filed a complaint with the Supreme Court of the State of New York - County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment. The Company was seeking an amount no less than $46,931. The Company reached a settlement with the Defendants and recovered $7,092 in July 2007.

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

Date: August 14, 2007

	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: August 14, 2007