Form 10KSB
period 2007-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2008-01-15
CIK 733337

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Commission File Number 0-17750

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3186327
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2500 PLAZA 5 HARBORSIDE FINANCIAL CENTER
JERSEY CITY, NJ 07311
201-633-4715
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

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
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year: $352,944

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 28, 2007 was approximately $422,500 (based on the last reported sale price of $0.025 per share on January 4, 2007).

The number of shares of the registrant’s common stock outstanding as of was 16,944,150.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
FORM 10-KSB
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

ITEM 1. DESCRIPTION OF BUSINESS.

We are a Delaware corporation whose principal executive offices are located at 2500 Plaza 5, Harborside Financial Center, Jersey City, NJ 0731. Unless the context otherwise requires, the terms "we", "us" or "our" as used herein refer to Receivable Acquisition & Management Corporation and our subsidiary.

Overview

Receivable Acquisition & Management Corporation (the “Company”) is in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables -- accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

•	freshly charged-off accounts that have not been assigned for collection;

•	sub-performing receivables -- accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

•	performing receivables - accounts where the debtor is making regular payments or pays upon normal and customary procedures.

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

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of credit cards, auto deficiencies, student loans, retail installment contracts, medical and other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

•	our direct relationships with credit originators; and

•	brokers who specialize in the sale of consumer receivable portfolios.

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

In many ways investments are tailored to coincide with our recovery partner’s strengths. In the United States, we believe there are approximately 4,800 collection agencies and law firms. Most are generalists and some are specialist in the various segments of the market. In many cases we have a choice dependent upon the circumstances of the investment. We look for certain tangible and intangible qualities in our recovery partners. Companies that have made investment in infrastructure that allow them to perform on an efficient and timely basis are selected. Prior to assigning a portfolio for collection standard informal audit of the recovery partner is done.

In the event of legal action, we seek attorneys/collection law firms that are located in the state of the debtor. The proximity of the agent to the debtor has a significant influence on the debtors’ actions.

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

For the years ended September 30, 2007 and September 30, 2006, our revenues were approximately $352,944 and $717,878 respectively, and our net loss was approximately ($344,694) and $48,904, respectively. During these same years our cash collections were approximately $868,462 and $1,141,093 respectively and servicing incomes were approximately $106,075 and $212,934, respectively.

Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

•	levels of consumer debt;

•	defaults of the underlying receivables; and

•	utilization of third-party providers to collect such receivables.

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

Strategy

Our strategy is to acquire portfolios and outsource collections. We believe we differentiate ourselves from the rest of the field based on the following:

•	knowledge of quantitative and qualitative variables
•	knowledge of the history of debt under consideration for purchase
•	understanding of portfolio’s characteristics than the originator/seller of the debt.
•
How the debt is originated - telemarketing, direct mail solicitation, face to face in the office, home, or casual event. We further look at why the individual took on the debt - was it to buy something of need or a spontaneous purchase.

•	Demographic of the debtor- socio economic category.
•	Outsource to specialist recovery firms and avoiding pressure to keep internal collection personnel busy.

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

Consumer Receivables Business

Due to capital constraint, the Company has not been able to purchase large portfolios and the portfolios it has acquired are through the following sources:

•	our relationships with industry participants, collection agencies, and resellers;

•	brokers who specialize in the sale of consumer and commercial receivable portfolios; and

•	other sources.

We utilize our relationships with brokers, recovery partners and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

•	coordinating due diligence, including in some cases on-site visits to the seller's office;

•	stratifying and analyzing the portfolio characteristics;

•	valuing the portfolio;

•	preparing bid proposals;

•	negotiating pricing and terms;

•	closing the purchase; and

•	the receipt of account documentation for the acquired portfolios.

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

We purchase receivables at discounts from the balance actually owed by the consumer. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

•	The number of collection agencies previously attempting to collect the receivables in the portfolio;

•	the average balance of the receivables;

•	the age of the receivables;

•	number of days since charge-off;

•	payments made since charge-off; and

•	demographics

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our recovery partners through privately negotiated direct sales or through a bidding process. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

•	adequate internal controls to detect fraud;

•	the ability to provide post sale support; and

•	the capacity to honor buy-back and return warranty requests.

Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. However, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

•	debts paid prior to the cutoff date;

•	debts in which the consumer filed bankruptcy prior to the cutoff date;

•	debtor is incarcerated; and

•	debts in which the consumer was deceased prior to cutoff date.

•	In case of commercial receivables, recourse is limited to fraud and lack of documentation.

Receivable Servicing

Our objective is to maximize our return on investment on acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost efficient manner. Once a portfolio has been acquired, we or our recovery partner generally download all receivable information provided by the seller into our account management system and reconcile certain information with the information provided by the seller in the purchase contract. We or our recovery partners send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify the three major credit reporting agencies of our new ownership of the receivables. We presently outsource all our collections to collection agencies. After assignment to a collection agency we actively monitor and review the collection agency’s performance on an ongoing basis.

Customer Service

The customer service department is responsible for:

•	handling incoming calls from debtors and collection agencies that are responsible for collecting on our consumer receivable portfolios;

•	coordinating customer inquiries and assisting the collection agencies in the collection process.

•	Commercial servicing is exclusively handled by servicer with limited involvement of the Company.

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

Competition

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

•	other purchasers of consumer receivables, including third-party collection companies; and

•	other financial services companies who purchase consumer receivables.

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

Employees

As of September 30, 2007, we had four full-time employees.

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

The availability of consumer and commercial receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

•	the growth of consumer debt;

•	the continued volume of consumer receivable portfolios available for sale; and

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

We have seen at certain times that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods. The growth in consumer debt may also be affected by:

•	a slowdown in the economy;

•	reductions in consumer spending;

•	changes in the underwriting criteria by originators; and

•	changes in laws and regulations governing consumer lending.

Any slowing of the consumer debt could result in a decrease in the availability of consumer receivable portfolios for purchase that could affect the purchase prices of such portfolios. Any increase in the prices we are required to pay for such portfolios in turn will reduce the profit, if any, we generate from such portfolios.

Our quarterly operating results may fluctuate and cause our stock price to decline.

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

•	the timing and amount of collections on our consumer receivable portfolios;

•	our inability to identify and acquire additional consumer receivable portfolios;

•	a decline in the estimated value of our consumer receivable portfolio recoveries;

•	increases in operating expenses associated with the growth of our operations; and

•	general and economic market conditions.

•	Currency fluctuations can have an impact on our recoveries from U.K. portfolios.

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

•	purchase consumer receivable portfolios; and

•	achieve our growth plans.

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

Our Chairman, Gobind Sahney, our President and Chief Executive Officer, Max Khan, are responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of the services of Gobind Sahney or Max Khan could disrupt our operations and adversely affect our ability to successfully acquire and service receivable portfolios.

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

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

•	the Fair Debt Collection Practices Act;

•	the Federal Trade Commission Act;

•	the Truth-In-Lending Act;

•	the Fair Credit Billing Act;

•	the Equal Credit Opportunity Act; and

•	the Fair Credit Reporting Act.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 16,928,917 shares of common stock issued and outstanding as of the date hereof. In addition, options to purchase approximately 950,000 shares of our common stock were outstanding as of the date here of. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2007 there were 950,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Our common stock will be subject to the “Penny Stock” rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 2500 Plaza 5, Harborside Financial Center, Jersey City, NJ 07311 and 162 S. Rancho Santa Fe, Suite B 85, Encinitas, California 92024, respectively. We believe that our existing facilities are adequate for our current and anticipated needs. We lease our New Jersey facility at approximately $3,000 per month and such lease expires on February 28, 2009. We lease our California facilities at $1,800 per month and such lease expires in March 2009.

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

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts. Allied was also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company was seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all of its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006 and continues to receive payments according to the settlement agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to May 2004, there was no market for our common stock. The last reported price as of December , 2007 was $0.__ per share.

Quarter Ended	High ($)	Low ($)
December 31, 2005	.25	.10
March 31, 2006	.60	.15
June 30, 2006	.40	.20
September 30, 2006	.35	.08
December 31, 2006	.25	.14
March 31, 2007	.15	.07
June 30, 2007	.14	.07
September 30, 2007	.11	.06

Holders

As of December 31, 2007 we had approximately 485 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

As of September 30, 2007, we had the following securities authorized for issuance under the equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,500,000	$0.15	950,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,500,000	$0.15	950.,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 18 and the Risk Factors beginning on page 7.

Results of Operations

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Revenues

Total revenue for the twelve months ended September 30, 2007 was $352,944 compared to $717,878 for the year ended September 30, 2006. The Company booked finance income from only 2 portfolios for most of the year and applied the recovery method to the remaining portfolios. The servicing income was generated from Ramco Income Fund Ltd and other investment vehicles managed by the Company. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2007, we acquired new portfolios with a face value in excess of $4,757,555 at a cost of $379,911 compared to $16,000,000 at a cost of $974,548 during the year ended September 30, 2006. The Company has been unable to make greater investments due to rise in prices paid for charged off consumer credit charge-offs. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance. The Company used the accretion method based on SOP03-3 for revenue recognition and recovery method for small portfolios.

During the year ended September 30, 2007, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from other investment vehicles. Servicing fees received under this arrangement declined by 50% to $106,075 in the year ended September 30, 2007 when compared to $212,934 in the year ended September 30, 2006. The Fund has been redeeming investors and making limited investments, which has resulted in sharp decline in servicing fees from the Fund which has been offset by fees from other vehicles. Upon the redemption of underlying investors in the Fund, the Company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time.

Total operating expenses

Total operating expenses in the year ended September 30, 2007 declined by approximately 3% or $21,962 to $633,064 compared to $655,026 for the year ended September 30, 2006. The Company expects the overall expenses to decline next year.

The largest component of total operating expenses is collection, legal and accounting of approximately $179,154. Normal operating expenses related to California and New York offices, salaries and employee benefits accounted for the remainder of the Company’s expenses. The Company expects operating expensed to decline slightly from the current level.

Other income and expense

For the year ended September 30, 2007, the Company incurred interest expense of $42,699 and interest income of $3,330 compared to interest expense of $7,503 and interest income of $864 during the year ended September 30, 2006. The Company has no other contingent expense.

Income taxes

For the year ended September 30, 2007, the Company has not recorded any income tax liability.

Net Income (loss)

Net loss for the twelve months ended September 30, 2007 was $344,694 versus net income of $48,904 for the twelve months ended September 30, 2006.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2007 the Company had working capital of $165,049 versus $250,631 for the year ended September 30, 2006. Working capital for year ended September 30, 2007 declined by 34% or $85,416 from year ended September 30, 2006. The decline is largely due lower collection and issuance of notes for the repurchase of 2,000,000 shares. The Company had $286,530 in cash and continues to generate sufficient cash to fund operations for the foreseeable future. We expect to raise additional capital through structured notes for any additional portfolio purchases, for which we cannot provide any guarantee.

Cash Flows and Expenditures

Year ended September 30, 2007 compared to September 30, 2006

During the year ended September 30, 2007, the Company spent $397,808 on portfolio acquisitions and collected, excluding portfolio sales, $873,761 compared to the year ended September 30, 2006 during which the Company spent $974,548 on portfolio acquisitions and collected, excluding portfolio sales, $1,141,093 net of all fees. The Company has financing in place to acquire portfolios if they become available at reasonable prices.

During the year we generated $106,075 servicing revenue compared to $212,934 in servicing revenue during 2006 primarily from Ramco Income Fund, Ltd and other investment vehicles. Servicing fees from the Fund has declined due to redemptions and limited additional investments.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using ten (10) collection agencies and several law firms on a contingency basis.

Cash flow from operations was $148,872 during the year ended September 30, 2007, compared to ($9,841) in the year ended September 30, 2006. Cashflow improved due to gain on sale of receivables.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2007 and all purchases of capital expenditures were funded with internal cash flow.

Net cash from financing activities was ($16,982) during the year ended September 30, 2007 compared to negative ($47,943) in 2006. During the twelve month ended September 30, 2007, the Company issued an eighteen month amortizing note for net proceeds of $300,000.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2006.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)
12/31/2003	$569,070	$1,717,189	$68,086
4/11/2005	$375,000	$362,482	$67,796
7/25/2005	$177,668	$235,053	$74,301
3/9/2006	$121,972	$108,239	$76,713
4/7/2006	$331,974	$300,427	$59,481
6/7/2006	$70,020	$101,051	$7,695
12/31/04-12/20/06	$780,875	$700,216	$445,868
1/7/2007	$324,248	$199,309	$184,967

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2007.

Critical Accounting Policies

The Company utilizes the interest method under guidance provided by the AICPA issued Statement of Position (“SOP”) 03-03 to determine income recognized on finance receivables

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” This SOP proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The SOP provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this SOP.

Special Note on Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, included or incorporated into this Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

•	the availability of financing;
•	our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to purchase new receivables;
•	our ability to purchase receivable portfolios on acceptable terms;
•	our continued servicing of the receivables in our securitization transactions and for the unrelated third party;
•	our ability to recover sufficient amounts on receivables to fund operations;
•	our ability to hire and retain qualified personnel to recover our receivables efficiently;
•	changes in, or failure to comply with, government regulations; and
•	the costs, uncertainties and other effects of legal and administrative proceedings.

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

RECEIVABLE ACQUISITION AND MANAGEMENT
CORPORATION AND SUBSIDIARIES

CONSOLIDATED
FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007 AND 2006

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries
2500 Plaza 5, Harborside Financial Center, Jersey City, New Jersey, 07311

We have audited the accompanying balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

January 3, 2008

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash	$286,530	$154,640
Prepaid Expenses	1,241	15,000
Finance receivables - short term	123,959	279,703
Total current assets	411,730	449,343

OTHER ASSETS
Finance receivables - long-term	248,290	567,881
Total other assets	248,290	567,881
TOTAL ASSETS	$660,020	$1,017,224

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$53,924	$34,052
Preferred stock dividend payable	—	20,000
Stock to be issued	1,500	1,500
Notes Payable -short term	191,257	141,260
Income tax expense	—	1,900
Total current liabilities	246,681	198,712

LONG TERM LIABILITIES
Note payable -long term	133,021	—

TOTAL LIABILITIES	379,702	198,712

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2007 and 2006 and 0 and 80,000 shares
issued and outstanding at September 30, 2007 and 2006, respectively	—	800,000
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2007 and 2006
and 16,928,917 and 17,808,917 shares issued and outstanding
at September 30, 2007 and 2006, respectively	16,929	17,809
Additional paid-in capital	627,380	—
Retained earnings (accumulated deficit)	(363,991)	703
Total stockholders' equity	280,318	818,512

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$660,020	$1,017,224

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

REVENUES
Financing income	228,525	305,353
Gain on sale of finance receivables	18,344	199,591
Service income and other	106,075	212,934
TOTAL INCOME	352,944	717,878

COSTS AND EXPENSES
Selling, general and administrative	633,064	655,026
Total costs and expenses	633,064	655,026

NET INCOME (LOSS) BEFORE OTHER INCOME (LOSS)	(280,120)	62,852

OTHER INCOME (LOSS)
Other income (loss) - sale of finance recievables	(25,205)	(5,409)
Interest income	3,330	864
Interest expense	(42,699)	(7,503)
Total other income (loss)	(64,574)	(12,048)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$(344,694)	$50,804

PROVISION FOR INCOME TAX	—	(1,900)

NET INCOME (LOSS)	(344,694)	48,904

LESS PREFERRED STOCK DIVIDEND	(20,000)	(30,000)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(364,694)	$18,904

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.02)	$0.00

DILUTED INCOME (LOSS)
PER COMMON SHARE	$(0.02)	$—

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,944,150	17,457,079

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	18,840,150	19,553,079

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

					Additional
	Preferred		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2005	80,000	$800,000	15,555,917	$15,556	$83,144	$(3,389)	$895,311

Exercise of warrants at $.0075 per share for common stock	—	—	2,253,000	2,253	14,644	—	16,897

Repurchase of warrants	—	—	—	—	(82,500)	—	(82,500)

Repurchase of warrants	—	—	—	—	(15,288)	(4,812)	(20,100)

Preferred Stock Dividend	—	—	—	—	—	(10,000)	(10,000)

Repurchase of warrants	—	—	—	—	—	(10,000)	(10,000)

Preferred Stock Dividend	—	—	—	—	—	(10,000)	(10,000)

Preferred Stock Dividend	—	—	—	—	—	(10,000)	(10,000)

Net Loss For The Year Ended September 30, 2006						48,904	48,904
BALANCE, SEPTEMBER 30, 2006	80,000	$800,000	17,808,917	$17,809	$-	$703	$818,512

Issuance of common stock - exericise of warrants	—	—	200,000	200	1,300	—	1,500
(200,000 shares issued) at $.0075 per shares

Repurchase of 2,000.000 shares of common stock
for $ .10 $ per share	—	—	(2,000,000)	(2,000)	(198,000)		(200,000)

Conversion of 80,000 preferred shares
to 800,000 common shares	(80,000)	(800,000)	800,000	800	799,200	—	—

Conversion of $20,000 preferred stock dividend payable to 70,000 common shares			70,000	70	19,930		20,000

Repurchase of 150,000 shares of common stock	—	—	(150,000)	(150)	(14,850)		(15,000)
for $ .01 per share

Preferred Stock Dividend						(20,000)	(20,000)

Conversion of extra $20,000 preferred stock
dividend payable to 200,000 common shares	—	—	200,000	200	19,800		20,000

Repurchase of 150,000 shares of common stock
for $ .01 per share	—	—	—	—	—	—	—

Net loss for the year ended September 30, 2007	—	—	—	—	—	(344,694)	(344,694)
BALANCE, SEPTEMBER 30, 2007	—	$—	16,928,917	$16,929	$627,380	$(363,991)	$280,318

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(344,694)	$48,904
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	227,907	142,415
Acquisition of finance receivables, net of buybacks	(345,806)	(974,548)
Collections applied to principal on finance receivables	593,235	816,861
(Increase) in prepaid expenses	(1,241)	(15,000)
(Decrease) accounts payable - trade	—	(18,239)
(Decrease) increase accrued expenses	19,871	(12,134)
(Decrease) increase in income taxes	(1,900)	1,900
Net cash provided by (used in) operating activities	147,372	(9,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	1,500
Payments on notes payable	(261,982)	(206,843)
Proceeds from notes payable	300,000	300,000
Dividends paid on preferred stock	—	(30,000)
Increase in liability for stock to be issued	1,500	—
Repurchase of retired common stock	(55,000)	—
Repurchase of warrants	—	(112,600)
Net cash (used in) financing activities	(15,482)	(47,943)

NET INCREASE (DECREASE) IN CASH	131,890	(57,784)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	154,640	212,424

CASH AND CASH EQUIVALENTS - END OF PERIOD	$286,530	$154,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of notes payable	$—	$21,897
Conversion of preferred stock	$800,000	$—
Conversion of preferred stock dividend payable	$40,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) was formerly Biopharmaceutics, Inc., In June 1999 pursuant to a meeting of the Board of Directors, Biopharmaceutics Inc, adopted a resolution and filed a Certificate of Amendment to the Certificate of Incorporation and changed the name of Biopharmaceutics, Inc., to Feminique Corporation.

On November 25, 2003, the Feminique Corporation incorporated a wholly-owned subsidiary Receivable Acquisition and Management Corp of New York. The Company purchases, manages and collects defaulted consumer receivables.

On April 21, 2004, Feminique Corporation amended its certificate of incorporation to increase its authorized number of shares of common stock from 75,000,000 shares to 325,000,000 shares. This amendment was approved by Feminique Corporation’s shareholders at its April 20, 2004 annual meeting. The shareholders also changed the name of Feminique Corporation to Receivable Acquisition and Management Corporation.

B.	FINANCE RECEIVABLES

The Company accounts for its investment in finance receivables under the guidance of Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company’s initial investment in the finance receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company’s proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	FINANCE RECEIVABLES (CONTINUED)

During the quarter ended March 31, 2007, the Company acquired total portfolios for $324,248. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $324,248 has been recovered. As of September 30, 2007 the amount $89,356 has been recovered.

During the quarter ended March 31, 2007 the Company sold several portfolios for a total sales price of $231,036. The Company recognized a net gain of $3,129 on these sales. The Company retained approximately $488,335 in face amount of these portfolios. As of September 30, 2007 the carrying value of these portfolios are $24,428.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.
The agreements to purchase the aforementioned receivables include general representations and warranties from the sellers covering account holder death or bankruptcy, and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 90 to 180 days. Any funds received from the seller of finance receivables as a return of purchase price are referred to as buybacks. Buyback funds are simply applied against the finance receivable balance received. They are not included in the Company’s cash collections from operations nor are they included in the Company’s cash collections applied to principal amount. Gains on sale of finance receivables, representing the difference between sales price and the unamortized value of the finance receivables, are recognized when finance receivables are sold.

Changes in finance receivables for the year ended September 30, 2007 and 2006 were as follows:

	2007	2006

Balance at beginning of year October 1, 2006 and 2005	$847,584	$832,312
Acquisition of finance receivables - net	345,807	974,548
Cash collections applied to principal	(593,235)	(816,861)
Sale of portfolio - net of gain	(227,907)	(142,415)
Balance at the end of the year	$372,249	$847,584
Estimated Remaining Collections ("ERC")*	$984,907	$2,648,346

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $228,525 and $305,353 for the years ended September 30, 2007 and 2006 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	FINANCE RECEIVABLES (CONTINUED)

Under SOP-03-3 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. Currently no amortized costs are below fair market value. Therefore, the Company has not recognized any impairment for the finance receivables.

D.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

E.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2007 and 2006.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2007 and 2006, the Company’s uninsured cash balances total $186,000 and $80,000, respectively.

E.	INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The statement requires an asset and liability approach for financial accounting and reporting of income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

F.	USE OF ESTIMATES

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	STOCK-BASED COMPENSATION

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

Revenue is recognized based on AICPA Statement of Position 03-3, if the management is reasonably comfortable with expected cash flows. In the event, expected cash flows cannot be reasonably estimated, the Company will use the “Recovery Method” under which revenues are only recognized after the initial investment has been recovered.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2007	2006

Net income (loss)	$(344,694)	$48,904
Weighted-average common shares
Outstanding (Basic)	16,944,150	17,457,079

Weighted-average common stock
Equivalents
Stock options	—	950,000
Warrants	—	1,146,000

Weighted-average common shares
Outstanding (Diluted)	18,840,150	19,553,079

For the year ended September 30, 2007 options and warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive. There were 1,896,000 and common stock equivalents at September 30, 2007.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. We do not expect the adoption of FASB Statement No. 157 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on our disclosure requirements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting and disclosure.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2-   NOTES PAYABLE

A.	On June 10, 2005, the Company agreed to repurchase 1,000,000 warrants at $.10 per warrant. The Company has paid $30,000 and will pay the remaining $70,000 over 16 months. The note has been paid off.

The holder of the Note Payable owns 2,253,000 stock purchase warrants. The holder informed the Company that the holder will exercise all 2,253,000 stock purchase warrants at an exercise price of $0.0075 for a total exercise amount of $16,897. In lieu of payment the holder agreed to a $16,987 reduction in the Note Payable. The reduction in payment is effective if the Company continues to pay the holder $5,000 through July 2006 and a final payment in August of $3,102. The holder exercised the warrants on November 28 2005 and 2,253,000 shares of common stock were issued to reduce the note payable in the amount of $16,897. The remaining balance of the note was paid in full in August 2006.

B.
The Company issued on April 10, 2006 a private convertible note offering in the amount of $300,000. The company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the “Maturity Date”). However, the Company repaid $116,000 of the principal on May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change. The note has been paid in full on March 31, 2007.

C.
The Company issued on October 30, 2006 a note payable for the value of $150,000 in exchange for the retirement of 2,000,000 shares of common stock for $200,000. The company paid $50,000 in cash and issued a note payable of $150,000 for the balance. The terms are as follows: The Company is currently paying $3,000 per month. The current balance of the note as of September 30, 2007 is $111,899.

D.
The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”). The current balance of the note as of September 30, 2007 is $212,379.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2-   NOTES PAYABLE (CONTINUED)

Principal Due
Schedule of Long- Term Notes Payable	September 30, 2007

Notes Payable	324,278
Less: Current Portions	(191,257)
Total Long term notes payable	133,021

As of September 30, 2007 the estimated long-term notes payable mature as follows:

2008	191,257
2009	36,000
2010	36,000
2011	36,000
2012	25,021
Total Notes Payable	324,278

NOTE 3- STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2007, the Company had 950,000 options outstanding under this plan.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 4- INCOME TAXES (CONTINUED)

The income tax accounting reported within these statements is summarized as follows:

	September 30,	September 30,
	2007	2006

Provision

Current:
Federal	$-	$500
State and Local	-	1,400
Total Current	-	1,900

Deferred	-	-
Total provision for income taxes	$-	$-

The Company’s effective tax rate is different than what would be expected if the statutory rates were applied to “net income (loss) before income taxes” primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes allowed.

There was no provision for income tax for the year ended September 30, 2007.

At September 30, 2007 the Company had an accumulated deficit approximating $363,991, available to offset future taxable income through 2027.

September 30,
2007

Deferred tax assets	$127,396
Less: valuation	(120,397)
Totals	$—

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 5- STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,928,917 and 17,808,917 shares issued and outstanding at September 30, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the years ended September 30, 2007 and 2006.

The Company issued to the holder of the note payable, 2,253,000 shares of common stock at $0.0075 per share on November 28, 2005 as a conversion of warrants into common stock. In lieu of payment in the amount of $16,897 the shares were purchased through a $16,897 reduction of the note payable. (See Note 2. A)

The Company repurchased 201,000 warrants at a price of $0.10 per warrant on November 18, 2005. The total repurchase price was $20,100.

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

The Company repurchased 150,000 shares of common stock during May 2006. The shares were accounted for as a prepaid asset until November 2006. The shares were repurchased for $.10 per share for a total amount of $15,000. The shares were cancelled in November 2006.

On October 31, 2006 the Company reached an agreement with a shareholder to buyback 2,000,000 shares of that shareholder's common stock at $.10 per share for a total amount of $200,000. The stock purchase was completed on October 31, 2006. The shares were cancelled in November 2006.

On February 23, 2007, The Company issued an additional 200,000 shares of common stock to Artemis Hedge Fund, Ltd. to resolve all outstanding accrued dividends.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 5- STOCK HOLDERS’ EQUITY (CONTINUED)

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock . Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of September 30, 2007.

There were 10,000,000 shares of preferred stock authorized, with 80,000 issued and outstanding as of September 30, 2006. The par value for the preferred shares is $10 per share.

NOTE 6- SUBSEQUENT EVENTS

PURCHASE OF FINANCE RECEIVABLE

The Company purchased during the month of October 2007 a portfolio of distressed debt with a face value of $5,770,917 for 3.5% of the face value. The total purchase price was $201,982.

SALE OF FINANCE RECEIVABLE

During the quarter ended of December 2007 the Company sold several portfolios of finance receivables for 3.78% aggregate face value. The sale price was $224,488.

ISSUANCE OF SHARES

During the month of October 2007 the Company issued 200,000 common shares in exchange for warrants exercised in May 2007 for $.0075 per share. The Company was carrying the unissued shares as a liability for stock to be issued as of September 30, 2007

RELATED PARTY

The Company receives servicing fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees were $106,075 and $212,934 for the years ended September 30, 2007 and 2006.

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

Item 8A(T). Controls and Procedures.

Not applicable

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	41	Director, President, CEO and CFO
Gobind Sahney	45	Chairman
Steven Lowe	47	Director and Secretary

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2007 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to us during fiscal years 2006 and 2007 to:

•	Each person who served as our chief executive officer during 2006 and 2007; and

Our other executive officers whose total annual salary and bonus in 2006 and 2007 exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Max Khan	2007	$100,000							$100,000
	2006	$100,000							$100,000

EMPLOYMENT AND SEPARATION AGREEMENT

The Company has an employment agreement with Max Khan. The employment agreement expired on April 30, 2007. Under the existing employment provided Mr. Khan was entitled to receive $180,000 in annual compensation. Mr. Khan and the Company did not enter into a separation agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information at September 30, 2007 concerning ownership of the Company’s common shares by each director and executive officer and each person who owns of record, or is known to the Company to own beneficially, more than five percent of the Company’s common shares.

NAME AND ADDRESS	AMOUNT AND NATURE OF
BENEFICIAL OWNER	BENEFICAL OWNERSHIP	PERCENT OF CLASS

Gobind Sahney	870,000	5.14%
Lisa Sahney Trust	1,740,000	10.28%
Max Khan	2,900,000	17.13%
Mehtab Sultana	1,300,000	7.68%
Steven Lowe (1)	50,000
Claudia DiNatale	1,759,148	10.39%
Artemis Equity Hedge Fund	1,070,000	6.32%
All Directors and Officers as a group (3 persons)	3,820,000	22.56%

(1)	Represents fully vested options granted in 2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs Levine & Company, L.L.C for the fiscal years ended September 30, 2007 and 2006 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2007	September 30, 2006

Audit Fees	$24,000	$32,000
Audit Related Fees	$5,000	$5,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$29,000	$37,000

Audit Fees for the fiscal years ended September 30, 2007 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2007 and 2006 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended September 30, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September, 2007 and 2006.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan

By:  Max Khan
Chief Executive Officer, Chief Financial/Accounting Officer, and Director
Date: January 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan

By: Max Khan
Chief Executive/Accounting Officer, Chief Financial Officer and Director
Date: January 14, 2008

/s/ Gobind Sahney

By: Gobind Sahney
Chairman of the Board
Date: January 14, 2008

By: Steven Lowe
Director
Date: January 14, 2008