Form 10QSB
period 2007-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2008-02-19
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2007

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2500 Plaza 5, Harborside Financial Center
Jersey City, NJ 07311
201-633-4725

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of February 15, 2008, there were 16,944,150 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Pages
Condensed Consolidated Balance Sheet as of December, 2007 – Unaudited	3

Condensed Consolidated Statements of Income (Operations) For the Six Months and Three Months Ended December 31, 2007 and 2006– Unaudited	4

Condensed Consolidated Statements of Cash Flows For the Six Months Ended December 31, 2007 and 2006 – Unaudited	5

Notes to Condensed Consolidated Financial Statements	6-15

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2007

2007
ASSETS
CURRENT ASSETS
Cash	$327,563
Prepaid Expenses	2,556
Finance receivables - short term	114,843

Total current assets	444,962

OTHER ASSETS
Finance receivables - long-term	229,721

Total other assets	229,721

TOTAL ASSETS	$674,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$35,844
Notes Payable -short term	197,153

Total current liabilities	232,997

LONG TERM LIABILITIES
Notes payable -long term	81,452

TOTAL LIABILITIES	314,449

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share; 10,000,000 shares authorized at December 31, 2007 and 0 shares issued and outstanding at December 31, 2007	-
Common stock, par value $.001 per share; 325,000,000 shares authorized and 17,122,896 shares issued and outstanding at December 31, 2007	17,123
Additional paid-in capital	628,535
Accumulated deficit	(285,424)
Total stockholders' equity	360,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$674,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,
	2007	2006

REVENUES
Financing income	$161,378	$71,774
Gain on sales of finance receivable	46,944	-
Service income and other	16,202	45,368
TOTAL INCOME	224,524	117,142

COSTS AND EXPENSES
Selling, general and administrative	140,543	189,712
Total costs and expenses	140,543	189,712

NET INCOME (LOSS) BEFORE OTHER INCOME	83,981	(72,570)

OTHER INCOME (LOSS)
Interest income	1,550	166
Interest expense	(6,964)	-
Total other income (Loss)	(5,414)	166

NET INCOME INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$78,567	$(72,404)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) BEFORE PREFERRED STOCK DIVIDEND	78,567	(72,404)

LESS PREFERRED STOCK DIVIDEND	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$78,567	$(72,404)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC	17,078,852	17,104,569

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - DILUTED	18,974,852	19,200,569

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$78,567	$(72,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	177,545	-
Acquisition of finance receivables, net of buybacks	(201,982)	(73,560)
Collections applied to principal on finance receivables	52,122	157,709
(Increase) Decrease in prepaid expenses	(1,315)	(1,096)
Increase (decrease) accrued expenses	(18,079)	17,893
(Decrease) Increase in Income Taxes	-	(1,900)

Net cash provided by operating activities	86,858	26,642

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(151)	(55,000)
Payments on notes payable	(45,674)	(31,853)

Net cash provided by financing activities	(45,825)	(86,853)

NET INCREASE (DECREASE) IN CASH	41,033	(60,211)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	286,530	154,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$327,563	$94,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of preferred stock	$-	$800,000
Conversion of preferred stock payable	$-	$20,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	FINANCE RECEIVABLES (CONTINUED)

During the quarter ended December 31, 2007, the Company acquired total portfolios for $201,982. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $201,982 has been recovered.

During the quarter ended December 31, 2007 the Company sold several portfolios for a total sales price of $224,489. The Company recognized a net gain of $46,944 on these sales.

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

Changes in finance receivables for the three months ended December 31, 2007 were as follows:

2007

Balance at beginning of year October 1, 2007	$372,249
Acquisition of finance receivables - net	201,982
Cash collections applied to principal	(52,122)
Sale of portfolio - net of gain	(177,545)
Balance at the end of the year	$344,564
Estimated Remaining Collections ("ERC")*	$813,638

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $161,378 and $71,744 for the three months ended December 31, 2007 and 2006 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2007.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007, the Company’s uninsured cash balances total was $227,563.

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2007	2006

Net income (loss)	$78,567	$(72,704)

Weighted-average common shares
Outstanding (Basic)	17,078,852	17,104,569

Weighted-average common stock Equivalents
Stock options	950,000	950,000
Warrants	946,000	1,146,000

Weighted-average common shares Outstanding (Diluted)	18,974,852	19,200,569

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

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
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

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

NOTE 2-	NOTES PAYABLE

A.
The Company issued on October 30, 2006 a note payable for the value of $150,000 in exchange for the retirement of 2,000,000 shares of common stock for $200,000. The company paid $50,000 in cash and issued a note payable of $150,000 for the balance. The terms are as follows: The Company is currently paying $3,000 per month. The current balance of the note as of December 31, 2007 is $102,899.

B.
The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”). The current balance of the note as of December 31, 2007 is $175,706.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE2-	NOTES PAYABLE (CONTINUED)

Principal Due
Schedule of Long- Term Notes Payable	December 31, 2007

Notes Payable	$278,605
Less: Current Portions	(197,153)
Total Long term notes payable	$81,452

As of December 31, 2007 the estimated long-term notes payable mature as follows:

2008	$197,153
2009	50,553
2010	30,899
Total Notes Payable	$278,605

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2007, the Company had 950,000 options outstanding under this plan.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)
NOTE 4-	INCOME TAXES (CONTINUED)

There was no provision for income tax for the three months ended December 31, 2007.

At December 31, 2007 and 2006 the Company had an accumulated deficit approximating $285,424 and 71,700, available to offset future taxable income through 2027.

	December 31,	December 31,
	2007	2006

Deferred tax assets	$99,898	$21,510
Less: valuation	(99,898)	(21,510)
Totals	$-	$-

NOTE 5-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,122,896 and 16,728,917 shares issued and outstanding at December 31, 2007 and 2006, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the three months ended December 31, 2007 and 2006.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5	STOCK HOLDERS’ EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

On October 31, 2006 the Company reached an agreement with a shareholder to buyback 2,000,000 shares of that shareholder's common stock at $.10 per share for a total amount of $200,000. The stock purchase was completed on October 31, 2006. The shares were cancelled in November 2006.

During the month of October 2007 the company issued 200,000 common shares in exchange for warrants exercised in May 2007 for $.0075 per share. The company was carrying the unissued shares as a liability for stock to be issued till the date of issuance.

During the quarter ended December 31, 2007 the company repurchased 6,020 shares of common stock at $.025 per share for a total amount of $151. The stock purchase was completed at December 31, 2007. The shares were retired.

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock. Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of December 31, 2007 and 2006 respectively.

NOTE 6	RELATED PARTY

The Company receives servicing fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees were for the three months ended December 31, 2007 and 2006 were $16,202 and $45,368 respectively.

NOTE 7	SUBSEQUENT EVENTS

PAYMENT OF NOTE PAYABLE

The Note Payable issued on October 30, 2006 for a value of $150,000 had an outstanding balance of $102,899 as of December 31, 2007. See Note 2 A. During the month of January 2008 the note was paid off in full for a discounted value of $40,000.

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

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with circa $1 million under management. The Company continues to seek additional capital to invest into additional portfolios but it cannot provide any assurances that it will be able to raise or generate such capital.

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

	Three Months Ended December 31, 2007
	2007	2006	$ Change	% Change

Net Collections (excluding sale)	$199,409	$225,873	$(26,464)	-12%

Finance Income	$161,378	$71,774	$89,604	125%
as a % of Collections	81%	32%

Servicing Income	$16,202	$45,368	$(29,166)	-64%

Gain on Sale

Operating Expenses	$140,543	$189,712	$(49,169)	-26%

Net Income (Loss)	$78,567	$(72,404)	$150,971	209%

Fully Diluted EPS	$(0.00)	$(0.00)	$(0.00)

Revenue

The Company had a net income of $78,657 during the quarter ended December 31, 2007 versus a loss of $72,404 during the quarter ended December 31, 2006. For the three months ended December 31, 2007 the Company had revenue of $224,524 versus revenue of $117,142 during the quarter ended December 31, 2006. Total revenue for the quarter end December 31, 2007 included finance income of $161,378 and servicing income of $16,202 versus finance income of $71,774 and servicing income of $45,368 during the quarter ended December 31, 2006. Finance income increased by 124% or $89,604 compared to the quarter ended December 31, 2006. Finance income is based on the interest rate method and SOP-03-03. Servicing income declined by 64% to $16,202 during the quarter ended December 31, 2006 when compared to $45,368 during the quarter ended December 31, 2006. Servicing income has been declining due to run-off of portfolios held in Ramco Income Fund. During the quarter, the Company acquired one portfolio with a face value of $5,779,237 for $201,982 versus 1,215,436 for $55,663 during the quarter ended December 31, 2006. Excluding proceeds from sale of portfolios, the company collected $199,409 during the quarter ended December 31, 2007 versus $225,873 during the quarter ended December 31, 2006, and recognized $161,378 as finance income versus $71,774, respectively. As a percentage of cash collection, recognized revenue (finance income) was approximately 80% in the quarter ended December 31, 2007 versus approximately 32% in the quarter ended December 31, 2006.

Operating Expenses

 Total operating expenses declined by approximately 26 % to $140,543 for the three month ended December 31, 2007 versus $189,712 for the three months ended December 31, 2006. The Company laid-off one full-time employee, rent for our California office declined and collection expenses declined as well. The Company continues to reduce operating expensed in light of declining recoveries and limited investments in new portfolios.

 Rent and Occupancy

Rent and occupancy expenses were $9,425 for the three months ended December 31, 2007 versus $9,346 for the three month ended December 31, 2006.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2007.

Purchase of Defaulted Receivables

During the three months ended December 31, 2007 the Company acquired defaulted consumer receivables with aggregate face value amount of $5,779,237 with a purchase price of $201,982 versus portfolios with aggregate face value amount of $1,215,436 with purchase price of $55,663 during the quarter ended December 31, 2006. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with several collection agencies on a contingency basis. The contingency fees averaged 25% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2007.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2) add	Estimated (3) reduce
12/31/2003	$569,070	$1,736,452	$48,823
4/11/2005	$375,000	$411,783	$28,495
7/25/2005	$177,668	$239,748	$29,606
3/9/2006	$121,972	$151,064	$33,888
4/7/2006	$331,974	$305,676	$54,232
6/7/2006	$70,020	$101,648	$7,098
12/31/04-12/20/06	$780,875	$811,487	$234,597
1/7/2007	$324,248	$345,505	$38,771
10/4/2007	$201,982	$65,838	$338,126

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

Liquidity and Capital Resources

As of December 31, 2007, the Company had a working capital of $211,965 versus capital of $133,396 during the quarter ended December 31, 2006. The increase in working capital is largely due to sale of several portfolios. The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the foreseeable future. For the three month ended December 31, 2007 the Company had net cash of $327,563 versus net cash of $94,429 at the end of quarter ended December 31, 2006. Net cash provided by operating activities was $86,858 versus $26,342 for the three months ended December 31, 2006. During the quarter ended December 31, 2007, the Company sold several portfolios for $224,488 with a total face value of $6,450,300. The proceeds were applied towards amortization of investment and any excess has been recognized as gain or loss on sale. Net cash used by financing activities was ($45,674) during the quarter ended December 31, 2007 versus $86,853 during the quarter ended December 31, 2006. The Company did not raise any capital through issuance of securities during the three month ended December 31, 2007. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. During the quarter ended December 31, 2007 we invested $201,982 in portfolios with a face value of approximately $5,779,237.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $199,409 from collections and $16,202 from servicing versus $225,000 from collections and $45,000 from servicing during the quarter ended December 31, 2006..

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company continues to work with a capital provider for a credit facility that would allow the company to make larger portfolio acquisitions in the near future. There is no assurance that the negotiations would be successful.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2007.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,500 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. This lease expires on February 28, 2009 and the Company has an option to stay on a month-to-month basis.

Market Outlook for Charged-off Receivables

Recently there has been a substantial inflow of capital into this business which has resulted in significant increase in prices paid. Prices have started to come down due to tighter credit environment and declining quality of consumer credit. Any pronounced correction will force many too sell their remaining portfolios and exit the market considering the payback periods have been stretched due to high prices paid.

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

ITEM 3. CONTROLS AND PROCEDURES

    Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. They have concluded that, as of December 31, 2006 that our disclosures were effective to ensure that:

(1)
That information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms, and

(2)
Controls and procedures are designed by the Company to ensure that information required to be disclosed by Receivable Acquisition & Management Corporation Inc. in the reports it files or submits under the Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or, to the best of its knowledge, a proceeding being contemplated by a governmental authority, nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

•
On April 23, 2004, Reliant Industries, Inc., Michael Wong and Debbie Wong filed a complaint with the Supreme Court of the State of New York Suffolk County against Biopharmaceuticals, Inc. and Edward Fine. Biopharmaceuticals, Inc. is the Company’s former name. The plaintiffs allege that the Company together with the other defendant committed fraud, breach of contract and negligence. The plaintiffs are seeking monetary payments for any loss that they may suffer as a result of the alleged fraud, breach of contract and negligence as well as legal fees, punitive damages and costs disbursements. The Company denies all allegations and intends to defend this action vigorously. The case was dismissed in the Company’s favor on February 7, 2007.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 6020 shares at a price of $0.0.025 per share on December 30, 2007. The total repurchase price was $150.

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

Date: February 19, 2008

	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: February 19, 2008