Form 10-Q
period 2008-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2008-05-15
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2008

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

As of May 15, 2008, there were 17,100,153 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Pages
Condensed Consolidated Balance Sheet as of March 31, 2008 – Unaudited	4

Condensed Consolidated Statements of Income (Operations) For the Six Months and Three Months Ended March 31, 2008 and 2007 – Unaudited	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2008 and 2007 – Unaudited	6

Notes to Condensed Consolidated Financial Statements	7-16

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	March 31,	September 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$318,643	$286,530
Prepaid Expenses	2,556	1,241
Finance receivables - short term	97,779	123,959

Total current assets	418,978	411,730

OTHER ASSETS
Finance receivables - long-term	195,589	248,290

Total other assets	195,589	248,290

TOTAL ASSETS	$614,567	$660,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$38,417	$53,924
Stock to be issued	-	1,500
Notes Payable -short term	137,639	191,257

Total current liabilities	176,056	246,681

LONG TERM LIABILITIES
Notes payable -long term	-	133,021

TOTAL LIABILITIES	176,056	379,702

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share; authorized 10,000,000 shares, 0 shares issued and outstanding at March 31, 2008 and 0 shares issued and outstanding at September 30, 2007	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized and 17,122,896 shares issued and outstanding at March 31, 2008.and 16,928,917 shares issued and outstanding at Septermber 30, 2007	17,123	16,929
Additional paid-in capital	628,535	627,380
Accumulated deficit	(207,147)	(363,991)
Total stockholders' Equity (deficit)	438,511	280,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$614,567	$660,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007

REVENUES
Financing income	$296,898	$119,737	$135,520	$47,962
Gain on sales of finance receivable	46,944	18,334	-	18,334
Service income and other	39,145	70,265	22,943	24,897
TOTAL INCOME	382,987	208,336	158,463	91,193

COSTS AND EXPENSES
Selling, general and administrative	280,692	378,129	140,149	188,417
Total costs and expenses	280,692	378,129	140,149	188,417

NET INCOME (LOSS) BEFORE OTHER INCOME	102,295	(169,793)	18,314	(97,224)

OTHER INCOME (LOSS)
Loss on sale of finance receivables	-	(15,205)	-	(15,205)
Interest income	4,186	356	2,636	190
Interest expense	(12,536)	-	(5,572)	-
Other income	62,899		62,899
Total other Income (Loss)	54,549	(14,849)	59,963	(15,015)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$156,844	$(184,642)	$78,277	$(112,239)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON STOCK	$156,844	$(184,642)	$78,277	$(112,239)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)	$0.00	$(0.01)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$-	$0.00	$-

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,100,753	16,959,466	17,122,896	16,811,139

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	18,996,753	19,055,466	19,018,896	18,907,139

The accompanying notes are an integral part of the condensed consolidated financial statements

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$156,844	$(184,642)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	177,545	227,907
Acquisition of finance receivables, net of buybacks	(201,982)	(397,808)
Collections applied to principal on finance receivables	103,317	337,202
(Increase) Decrease in Prepaid expenses	(1,315)	(151)
(Increase) in security deposit	-	(7,512)
Increase (decrease) accrued expenses	(70,506.00)	32,174
(Decrease) Increase in Income Taxes	-	(1,900)

Net cash provided by (used in) operating activities	163,903	5,270

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of retired common stock	(151)	(55,000)
Payments on notes payable	(131,639)	(174,509)
Proceeds from note payable	-	300,000

Net cash provided by (used in) financing activities	(131,790)	70,491

NET INCREASE (DECREASE) IN CASH	32,113	75,761

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	286,530	154,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$318,643	$230,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of preferred stock	$-	$800,000
Conversion of preferred stock payable	$-	$20,000

Retirement of Common Stock for:
Repurchase of Common Stock - Non cash	$-	$160,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

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
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. FINANCE RECEIVABLES (CONTINUED)

During the quarter ended March 31, 2008, the Company neither acquired nor sold any finance receivables.

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

Changes in finance receivables for the six months ended March 31, 2008 were as follows:

2007

Balance at beginning of year October 1, 2007	$372,249
Acquisition of finance receivables - net	201,982
Cash collections applied to principal	(103,318)
Sale of portfolio - net of gain	(177,545)
Balance at the end of the period	$293,368
Estimated Remaining Collections ("ERC")*	$550,000

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $296,898 and $119,737 for the six months ended March 31, 2008 and 2007 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

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

E. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2008, the Company’s uninsured cash balances total was $218,643.

E.INCOME TAXES

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

F.USE OF ESTIMATES

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.STOCK-BASED COMPENSATION

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2008	2007

Net income (loss)	$156,844	$(184,642)

Weighted-average common shares
Outstanding (Basic)	17,100,753	16,959,466

Weighted-average common stock
Equivalents
Stock options	950,000	950,000
Warrants	946,000	1,146,000

Weighted-average common shares
Outstanding (Diluted)	18,996,753	19,055,466

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L. RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

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

A.
The Note Payable issued on October 30, 2006 for a value of $150,000 had an outstanding balance of $102,899 as of December 31, 2007. During the month of January 2008 the note was paid off in full for a discounted value of $40,000. The amount of $62,899 was recognized as income.

B.
The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”). The current balance of the note as of March 31, 2008 is $137,639

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2008, the Company had 950,000 options outstanding under this plan.

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

There was no provision for income tax for the six months ended March 31, 2008.

At March 31, 2008 and 2007 the Company had an accumulated deficit approximating $207,147 and 183,938, available to offset future taxable income through 2027.

	March 31,	March 31,
	2008	2007

Deferred tax assets	$72,501	$64,378
Less: valuation	(72,501)	(64,378)
Totals	$-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 5-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,122,896 and 16,928,917 shares issued and outstanding at March 31, 2008 and 2007, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the six months ended March 31, 2008 and 2007.

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

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock. Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of March 31, 2008 and 2007 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 6-	RELATED PARTY

The Company receives servicing fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees were for the six months ended March 31, 2008 and 2007 were $39,145 and $70,265 respectively.

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

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with circa $800,000 under management. The Company continues to seek additional capital to invest into additional portfolios but it cannot provide any assurances that it will be able to raise or generate such capital.

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

	Three Months Ended March 31, 2008 & 2007
	2008	2007	$ Change	% Change

Net Collections	$170,950	$236,339	$(65,389)	-28%

Finance Income	$135,520	$47,962	$87,558	183%
as a % of Collections	79%	20%

Servicing Income	$22,943	$24,897	$(1,954)	-8%

Gain on Sale	$0	$18,344

Operating Expenses	$140,149	$188,417	(48,268)	-26%

Income Before Taxes	$78,227	$(112,239)	$190,466	170%

Fully Diluted EPS	$(0.010)	$(0.010)	$0.000	0%

Revenue

The Company generated $158,463 in revenue during the quarter ended March 31, 2008 versus $91,193 for quarter ended March 31, 2007 and net income of $7,227 versus a loss of $112,239. During the quarter ended March 31, 2008, total revenue included $135,520 finance income, $22,943 servicing income versus finance income of $47,962 and servicing income of $24,897 during the quarter ended March 31, 2007. In the quarter ended March 31, 2007 finance income increased by approximately 183% or $87,558 compared to the quarter ended March 31, 2007. The increase is largely due to full amortization of principal investments in several portfolios. Servicing income decreased by approximately 8% or $1,954 when compared to quarter ended March 31, 2007. The company recognized approximately 79% of net cash collections as revenue during the quarter ended March 31, 2008 versus 20% during the quarter ended March 31, 2007. During the quarter ended March 31, 2008, the Company collected $170,950 versus $236,339 during the quarter ended March 31, 2007. Finance and servicing income is expected to decline due to declining collections, redemptions from our managed fund, Ramco Income Fund Ltd and lack of investment in new portfolios.

Operating Expenses

Total operating expenses decreased by 26% or $50,229 to $140,149 versus for the three months ended March 31, 2008 versus $ 188,417 for the three months ended March 31, 2007.

Rent and Occupancy

Rent and occupancy expenses were $9,077 for the three months ended March 31, 2008 versus $12,227 for the quarter ended March 31, 2007.

Purchase of defaulted receivables

During the quarter ended March 31, 2008, the Company did not purchase any receivables versus purchase of aggregate face value amount of $4,632,119 at a cost of $324,248 during the quarter ended March 31, 2007. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 28% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of March 31, 2008.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)

12/31/2003	$569,070	$1,747,301	$37,973
4/11/2005	$375,000	$426,766	$23,512
7/25/2005	$177,668	$246,984	$22,370
3/9/2006	$121,972	$151,348	$33,604
4/7/2006	$331,974	$313,666	$46,242
6/7/2006	$70,020	$102,262	$6,484
12/31/04-12/20/06	$780,875	$906,263	$139,821
1/7/2007	$324,248	$371,585	$12,692
10/4/2007	$201,982	$71,349	$232,616

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using four collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 28% which rises during the later years of recovery.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had working capital of $242,922 versus $182,673 at March 31, 2007. The improvement is due 27% reduction in operating expenses and early amortization of a note payable. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the six month ended March 31, 2008, the Company had net cash of $318,643 versus $230,401at the six month ended March 31, 2007. Net cash provided by operating activities was 163,903 for the six months ended March 31, 2008 compared to $5,270 at the end of six month ended March 31, 2007. Net cash used in financing activities was ($131,790) during the six month ended March 31, 2007 compared to $70,491 provided by financing activities during the six month ended March 31, 2007. The Company did not raise any capital through issuance of securities during the six month ended March 31, 2008.

Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended March 31, 2008, the Company generated approximately $170,950 from collections versus $236,339 during the quarter ended March 31, 2007. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future.

Income Taxes

We did not record any income tax provision for the quarter ended March 31, 2008.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. They have concluded that, as of March 31, 2008 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2008 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
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

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”). Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006. The Company received the final settlement payment in February, 2008.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: May 15, 2008
	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director