Form 10-Q
period 2008-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2008-08-14
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2008

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

As of August 14, 2008 there were 17,108,107 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Pages
Condensed Consolidated Balance Sheets as of June 30, 2008(Unaudited) and September 30, 2007 (audited).	4

Condensed Consolidated Statements of Operations for the nine months and three Months ended June 30, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-14

ITEM 1.

RECEIVABLEACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$255,817	$286,530
Prepaid Expenses	1,090	1,241
Finance receivables - short term	88,487	123,959

Total current assets	345,394	411,730

OTHER ASSETS
Finance receivables - long-term	176,975	248,290

Total other assets	176,975	248,290

TOTAL ASSETS	$522,369	$660,020

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$52,860	$53,924
Stock to be issued	-	1,500
Notes Payable -short term	-	191,257

Total current liabilities	52,860	246,681

LONG TERM LIABILITIES
Notes payable -long term	-	133,021

TOTAL LIABILITIES	52,860	379,702

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share;
authorized 10,000,000 shares, 0 shares issued
and outstanding	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized
and 17,122,896 shares issued and outstanding at June 30, 2008 & Dec. 31, 2007.	17,123	16,929
Additional paid-in capital	628,535	627,380
Accumulated deficit	(176,149)	(363,991)
Total stockholders' (deficit)	469,509	280,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$522,369	$660,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLEACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS) (UNAUDITED)
FOR THENINEAND THREEMONTHS ENDED JUNE30, 2008 AND 2007

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
REVENUES
Financing income	$396,722	$171,201	$99,824	$51,464
Gain on sales of finance receivable	35,910	18,334	(11,034)	-
Service income and other	81,271	81,819	42,126	11,554
TOTAL INCOME	513,903	271,354	130,916	63,018

COSTS AND EXPENSES
Selling, general and administrative	372,027	539,783	91,335	161,653
Total costs and expenses	372,027	539,783	91,335	161,653

NET INCOME (LOSS) BEFORE OTHER INCOME	141,876	(268,429)	39,581	(98,635)

OTHER INCOME (LOSS)
Loss on sale of finance receivables	-	(15,205)	-	-
Interest income	6,573	700	2,387	344
Interest expense	(19,921)	(9,598)	(7,385)	(9,598)
Other income (loss)	59,314	-	(3,585)	-
Total other Income (Loss)	45,966	(24,103)	(8,583)	(9,254)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$187,842	$(292,532)	$30,998	$(107,889)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON STOCK	$187,842	$(292,532)	$30,998	$(107,889)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.02)	$-	$(0.01)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.01	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,108,107	16,949,283	17,122,896	16,928,917

WEIGHTED AVERAGE OUTSTANDING
SHARES OF COMMON STOCK - DILUTED	19,004,107	19,045,283	19,018,896	19,024,917

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLEACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THENINEMONTHS ENDED JUNE30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$187,842	$(292,532)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	177,545	227,907
Acquisition of finance receivables, net of buybacks	(201,982)	(397,808)
Collections applied to principal on finance receivables	131,224	504,602
(Increase) decrease in prepaid expenses	(151)	(1,090)
Increase (decrease) accrued expenses	(56,063)	46,638
Increase in liability for stock to be issued	-	1,500
(Decrease) Increase in Income Taxes	-	(1,900)

Net cash provided by (used in) operating activities	238,415	87,317

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of retired common stock	150	(55,000)
Payments on notes payable	(269,278)	(217,548)
Proceeds from Note Payable	-	300,000

Net cash provided by (used in) financing activities	(269,128)	27,452

NET INCREASE(DECREASE) IN CASH	(30,713)	114,769

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	286,530	154,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,817	$269,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of preferred stock	$-	$800,000
Conversion of preferred stock payable	$-	$20,000

Retirement of Common Stock for:
Repurchase of Common Stock - Non cash	$-	$160,000

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the quarter ended June 30, 2008, the Company neither acquired nor sold any finance receivables

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B. FINANCE RECEIVABLES (CONTINUED)

During the quarter ended December 31, 2007, the Company acquired total portfolios for $201,982. The Company will use for these portfolios the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $201,982 has been recovered.

During the quarter ended December 31, 2007 the Company sold several portfolios for a total sales price of $224,489. The Company recognized a net gain of $46,944 on these sales. During the quarter ended June 30, 2008 the Company was required to refund to the purchaser of these portfolios $11,034. Therefore the gain was adjusted to $35,910 as of June 30, 2008.

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

Changes in finance receivables for the six months ended June 30, 2008 were as follows:

2007

Balance at beginning of year October 1, 2007	$372,249
Acquisition of finance receivables - net	201,982
Cash collections applied to principal	(131,224)
Sale of portfolio - net of gain	(177,545)
Balance at the end of the period	$265,462
Estimated Remaining Collections ("ERC")*	$438,000

*
Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $396,722 and $171,201 for the nine months ended June 30, 2008 and 2007 respectively.

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

D. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2008, the Company’s uninsured cash balances total was $154,899.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G. STOCK-BASED COMPENSATION (CONTINUED)

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
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	2008	2007

Net income (loss)	$187,842	$(292,531)

Weighted-average common shares Outstanding (Basic)	17,108,107	16,949,283

Weighted-average common stock Equivalents
Stock options	950,000	950,000
Warrants	946,000	1,146,000

Weighted-average common shares Outstanding (Diluted)	19,004,107	19,045,283

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 2-	NOTES PAYABLE

A. The Note Payable issued on October 30, 2006 for a value of $150,000 had an outstanding balance of $102,899 as of December 31, 2007. During the month of January 2008 the note was paid off in full for a discounted value of $40,000. The amount of $62,899 was recognized as income.

B. The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”).The note was paid in full during the quarter ending June 30, 2008.

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders art the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2008, the Company had 950,000 options outstanding under this plan.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

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

There was no provision for income tax for the nine months ended June 30, 2008.

At June 30, 2008 and 2007 the Company had an accumulated deficit approximating $176,149 and 291,827, available to offset future taxable income through 2027.

	June 30,	June 30,
	2008	2007

Deferred tax assets	$61,652	$102,139
Less: valuation	(61,652)	(102,139)
Totals	$-	$-

NOTE 5-	STOCKHOLDERS EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,122,896 and 19,078,917 shares issued and outstanding at June 30, 2008 and 2007, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the nine months ended June 30, 2008 and 2007.

The Company received $1,500 for the exercise of 200,000 warrants at $.0075 per share in September 2006. The Company issued 200,000 shares of common stock in November 2006.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007 (UNAUDITED)

NOTE 5-	STOCKHOLDERS EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

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

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,000 Series A Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock. Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of March 31, 2008 and 2007 respectively.

NOTE 6-	RELATED PARTY

The Company receives servicing fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees were for the nine months ended June 30, 2008 and 2007 were $81,271 and $81,819 respectively.

ITEM 2.

MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2007 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

RESULTS OF OPERATIONS

Overview

The Company continues to execute its long term strategy. With several relationships in place with debt sellers, the Company is now in discussions with several lenders for a credit facility which will allow us to acquire larger portfolios although it cannot provide any guarantees that it will be successful in any obtaining any such credit facility or finalizing any such acquisition. The Company is no longer making new investments and seeking to acquire or merge with another operating entity. There is no guarantee that the Company will succeed. The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

	Three Months Ended June 30, 2007 & 2008
	2008	2007	$ Change	% Change
Net Collections (excluding sale)	$118,277	$239,311	($121,034)	-50.58%

Finance Income	$99,824	$51,464	$48,360	48%
as a % of Collections	84%	22%

Servicing Income	$42,126	$11,554	$30,572	265%

Gain (Loss) on Portfolio Sale	($11,034)	$0

Operating Expenses	$91,335	$161,653	($70,318)	-43%

Net Income (Loss)	$30,998	($107,889)	$138,887	128%

Fully Diluted EPS	-	-

Revenue

The Company had a net income of $30,998 on revenue of $130,916 during the quarter ended June 30, 2008 versus a net loss of $107,889 on revenue of $63,018 during the quarter ended June 30, 2007. For the nine months ended June 30, 2008, the Company had revenue of $513,903 versus revenue of $271,354 during the nine months ended June 30, 2007. Net income during the nine months ended June 30, 2008 was $187,842 versus a net loss of $292,532 during the nine months ended June 30, 2007. Total revenue for the quarter ended June 30, 2008 included finance income of $99,824 and servicing income of $42,126 versus finance income of $51,464 and servicing income of $11,554 during the quarter ended June 30, 2007. Finance income during the quarter ended June 30, 2008 increased by 94% or $48,360 compared to the quarter ended June 30, 2007. Servicing income increased by 264% or $30,572 during the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. Servicing income largely came from servicing of portfolios other than from Ramco Income Fund managed by the Company and is expected to decline sharply during subsequent quarters due to additional redemptions of shares in Ramco Income Fund and declining recoveries from two other special purpose vehicles. During the nine months ended June 30, 2008, finance income increase by 131% to $396,722 and finance income was flat at $81,271 compared to finance income of $171,201 and servicing income of $81,819 during the nine months ended June 30, 2007. The Company collected $118,277 during the quarter ended June 30, 2008 versus $239,211 during the quarter ended June 30, 2007. The Company is not making fresh investment in new portfolios and running off the existing portfolios.

Operating Expenses

Total operating expenses of $91,335 decreased by $70,318 or 43% in the quarter ended June 30, 2008 from $161,653 during the quarter ended June 30, 2007. The Company continues to reduce operating expenses in the face of declining recovering and lack of fresh investments.

 Rent and Occupancy

Rent and occupancy expenses were $9,355 during the three months ended June 30, 2008 versus $7,484 for the three month ended June 30, 2007.

Depreciation

     The Company did not record any depreciation expense for the three months ended June 30, 2008.

Purchase of Defaulted Receivables

During the three months ended June 30, 2008. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with four collection agencies on a contingency basis. The contingency fees averaged 30% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of June 30, 2008

	Purchase Price(1)	Actual Cash Collection (2)	Est. Remaining Collections (3)
Purchase Period
12/31/2003	$569,070	$1,756,296	$28,978
4/11/2005	$375,000	$433,531	$16,747
7/25/2005	$177,668	$251,176	$18,178
3/9/2006	$121,972	$153,606	$31,346
4/7/2006	$331,974	$324,413	$35,495
6/7/2006	$70,020	$102,262	$4,000
12/31/04-12/20/06	$780,875	$968,831	$107,253
1/7/2007	$324,248	$381,125	$3,152
10/4/2007	$201,982	$81,075	$192,904

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using four collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee was approximately 30% during the quarter ended June 30, 2008.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had working capital of $292,534 versus $138,431 during the quarter ended June 30, 2007. The improvement in working capital was largely due to early repayment of two notes that were outstanding and reduction in operating expenses. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future. For the nine months ended June 30, 2008, the Company had net cash of $255,817 versus $269,409 at the end of nine months ended June 30, 2007. Net cash provided by operating activities was $238,415 during the nine months ended June 30, 2008 versus $87,317 during the nine months ended June 30, 2007. Net cash used in financing activities was (269,128) during the nine months ended June 30, 2008 versus $27,452 provided by financing activities for the nine months ended June 30, 2007. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2008. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended June 30, 2008, the Company generated approximately $118,227 from collections and 42,126 from servicing versus $239,211 from collections and $11,554 from servicing during the quarter ended June 30, 2007.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2008.

Contractual Obligation

The Company entered into a 24 month lease with Regus Inc. at $2,500 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. The lease expires on February 28, 2009.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. They have concluded that, as of June 30, 2008 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2008 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”). Such complaint was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District. Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts. Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables. The Company filed a cross complaint on July 15, 2005. In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander. The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006. The Company received the final settlement payment in February, 2008.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: August 14, 2008	By:	/s/ Max Khan
Max Khan Chief Executive Officer Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Max Khan
Max Khan Chief Executive Officer, Chief Financial Officer and Director
Date: August 14, 2008