Form 10-K
period 2008-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2008-12-29
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-17750

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Name of Small Business Issuer in its Charter)

Delaware	13-3186327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2500 Plaza 5 Harborside Financial Center
Jersey City, New Jersey	07311
(Address of principal Executive Offices)	(Zip Code)

201-633-4715
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 28, 2008 is 16,052,896 shares, all of one class, $.001 par value per share.  Of this number, 9,231,962 shares were held by non-affiliates of the Registrant.

The Company’s common stock has been trading on the OTCBB since October 2004 and, accordingly, the aggregate “market value” of  such shares is approximately $100,000.  The “value” of the 9,231,962 shares held by non-affiliates, based upon the book value as of September 30, 2008 is less than $0.025per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE – None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Receivable Acquisition & Management Corporation," "RAMC," "the Company," "we," "us," and "our" refer to Receivable Acquisition & Management Corporation and its wholly owned subsidiary.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Part I

ITEM 1.  BUSINESS

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

Overview

Receivable Acquisition & Management Corporation (the “Company”) is in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables. These portfolios generally consist of one or more of the following types of consumer receivables:

·	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies;

·	freshly charged-off accounts that have not been assigned for collection;

·	sub-performing receivables — accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators; and

·	performing receivables - accounts where the debtor is making regular payments or pays upon normal and customary procedures.

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

We purchase receivables from creditors and others through privately negotiated direct sales and auctions in which sellers of receivables seek bids from several pre-qualified debt purchasers. These receivables consist primarily of credit cards, auto deficiencies, student loans, retail installment contracts, medical and other types of receivables. We pursue new acquisitions of consumer receivable portfolios on an ongoing basis through:

·	our direct relationships with credit originators; and

·	brokers who specialize in the sale of consumer receivable portfolios.

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

For the years ended September 30, 2008 and September 30, 2007, our revenues were approximately $608,204 and $352,944 respectively, and our net income was $168,659 versus a loss of approximately ($344,694) respectively. During these same years our cash collections were approximately $582,341 and $868,462 respectively and servicing incomes were approximately $89,551 and $106,075, respectively.

Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

·	levels of consumer debt;

·	defaults of the underlying receivables; and

·	utilization of third-party providers to collect such receivables.

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

Strategy

Our strategy is to acquire portfolios and outsource collections. We believe we differentiate ourselves from the rest of the field based on the following:

·	knowledge of quantitative and qualitative variables
·	knowledge of the history of debt under consideration for purchase
·	understanding of portfolio’s characteristics than the originator/seller of the debt.
·
How the debt is originated - telemarketing, direct mail solicitation, face to face in the office, home, or casual event. We further look at why the individual took on the debt - was it to buy something of need or a spontaneous purchase.

·	Demographic of the debtor- socio economic category.
·	Outsource to specialist recovery firms and avoiding pressure to keep internal collection personnel busy.

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

Consumer Receivables Business

Due to capital constraint, the Company has not been able to purchase large portfolios and the portfolios it has acquired are through the following sources:

·	our relationships with industry participants, collection agencies, and resellers;

·	brokers who specialize in the sale of consumer and commercial receivable portfolios; and

·	other sources.

We utilize our relationships with brokers, recovery partners and sellers of portfolios to locate portfolios for purchase. Our senior management is responsible for:

·	coordinating due diligence, including in some cases on-site visits to the seller's office;

·	stratifying and analyzing the portfolio characteristics;

·	valuing the portfolio;

·	preparing bid proposals;

·	negotiating pricing and terms;

·	closing the purchase; and

·	the receipt of account documentation for the acquired portfolios.

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

We purchase receivables at discounts from the balance actually owed by the consumer. We determine how much to bid on a portfolio and a purchase price by evaluating many different variables, such as:

·	The number of collection agencies previously attempting to collect the receivables in the portfolio;

·	the average balance of the receivables;

·	the age of the receivables;

·	number of days since charge-off;

·	payments made since charge-off; and

·	demographics

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

We purchase most of our consumer receivable portfolios directly from originators and other sellers including, from time to time, our recovery partners through privately negotiated direct sales or through a bidding process. In order for us to consider a potential seller as a source of receivables, a variety of factors are considered. Sellers must demonstrate that they have:

·	adequate internal controls to detect fraud;

·	the ability to provide post sale support; and

·	the capacity to honor buy-back and return warranty requests.

Generally, our portfolio purchase agreements provide that we can return certain accounts to the seller. However, we may acquire a portfolio with few, if any, rights to return accounts to the seller. After acquiring a portfolio, we conduct a detailed analysis to determine which accounts in the portfolio should be returned to the seller. Although the terms of each portfolio purchase agreement differ, examples of accounts that may be returned to the seller include:

·	debts paid prior to the cutoff date;

·	debts in which the consumer filed bankruptcy prior to the cutoff date;

·	debtor is incarcerated; and

·	debts in which the consumer was deceased prior to cutoff date.

·	In case of commercial receivables, recourse is limited to fraud and lack of documentation.

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

Customer Service

The customer service department is responsible for:

·	handling incoming calls from debtors and collection agencies that are responsible for collecting on our consumer receivable portfolios;

·	coordinating customer inquiries and assisting the collection agencies in the collection process.

·	Commercial servicing is exclusively handled by servicer with limited involvement of the Company.

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

Competition

Our business of purchasing distressed consumer receivables is highly competitive and fragmented, and we expect that competition from new and existing companies will increase. We compete with:

·	other purchasers of consumer receivables, including third-party collection companies; and

·	other financial services companies who purchase consumer receivables.

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

Employees

As of September 30, 2008, we had 3 full-time employees.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this annual report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

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

The availability of consumer and commercial receivable portfolios at favorable prices and on terms acceptable to us depends on a number of factors outside of our control, including:

·	the growth of consumer debt;

·	the continued volume of consumer receivable portfolios available for sale; and

·	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios.

We have seen at certain times that the market for acquiring consumer receivable portfolios is becoming more competitive, thereby possibly diminishing our ability to acquire such receivables at attractive prices in future periods. The growth in consumer debt may also be affected by:

·	a slowdown in the economy;

·	reductions in consumer spending;

·	changes in the underwriting criteria by originators; and

·	changes in laws and regulations governing consumer lending.

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

Because of the nature of our business, our quarterly operating results may fluctuate, which may adversely affect the market price of our common stock. Our results may fluctuate as a result of any of the following:

·	the timing and amount of collections on our consumer receivable portfolios;

·	our inability to identify and acquire additional consumer receivable portfolios;

·	a decline in the estimated value of our consumer receivable portfolio recoveries;

·	increases in operating expenses associated with the growth of our operations; and

·	general and economic market conditions.

·	Currency fluctuations can have an impact on our recoveries from U.K. portfolios.

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

·	purchase consumer receivable portfolios; and

·	achieve our growth plans.

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

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located:

·	the Fair Debt Collection Practices Act;

·	the Federal Trade Commission Act;

·	the Truth-In-Lending Act;

·	the Fair Credit Billing Act;

·	the Equal Credit Opportunity Act; and

·	the Fair Credit Reporting Act.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 17,122,896 shares of common stock issued and 16,052,896 shares outstanding as of the date hereof. In addition, options to purchase approximately 950,000 shares of our common stock were outstanding and 946,000 warrants outstanding as of the date here of. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2008 there were 950,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

Our common stock will be subject to the “Penny Stock” rules of the SEC.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

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

·
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

·
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

·
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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2008 was $0.006 per share.

Quarter Ended	High ($)	Low ($)
March 31, 2007	.15	.07
June 30, 2007	.14	.07
September 30, 2007	.11	.06
December 31, 2007	.03	.03
March 31, 2008	.02	.02
June 30, 2008	.02	.02
September 30, 2008	.01	.01
December 31, 2008	.006	.006

Holders

As of December 31, 2008 we had approximately 2,100 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

As of September 30, 2008, we had the following securities authorized for issuance under the equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,500,000	$0.15	950,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,500,000	$0.15	950,000

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended September 30, 2008 and 2007 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Year Ended September 30

	2008	2007

Revenue	$608,204	$352,944
Cost of goods sold
Gross profit	$608,204	$352,944
Operating expenses
Selling, general and administrative	$523,056	$633,064
Total operating expenses	$523,056	$633,064
Income (loss) from operations	$85,148	$(280,120)
Other (expense) income, net	$83,511	$(64,574)
Net income (loss)	$168,659	$(344,694)

Basic and diluted income (loss) per share	$0.01	$(0.02)
Diluted income (loss) per share	$0.01	-
Shares used in calculation of loss per share:

Basic	17,108,901	16,944,150
Diluted	19,004,901	16,944,150

Consolidated Balance Sheet Data:

	For the Year Ended September 30

	2008	2007
Cash and cash equivalents	$233,450	$286,530
Working Capital (deficit)	$276,349	$165,049
Total assets	$472,784	$660,020
Long-term obligations	—	$133,021
Total Stockholders' equity	$435,287	$280,318

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends September 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenues

Total revenue for the twelve months ended September 30, 2008 increased by 72% to 608,204 from $352,944 for the year ended September 30, 2007.  The Company had a net income of $168,659 for the year ended September 30, 2008 versus a net loss of ($344,694) for the year ended September 30, 2007. The servicing income was generated from Ramco Income Fund Ltd and other investment vehicles managed by the Company. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2008, we invested $201,982 in one portfolio with a face value of $5,770,917. During the year ended September 30, 2007, we acquired new portfolios with a face value in excess of $4,757,555 at a cost of $345,806. The Company has been unable to make greater investments due to rise in prices paid for charged off consumer credit charge-offs and inability to raise additional capital. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance. In 2007, the Company used the accretion method based on SOP03-3 for revenue recognition for certain portfolios and recovery method for others. In 2008, the Company used the recovery method only for all portfolios.

During the year ended September 30, 2008, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from other investment vehicles. Servicing fees received under this arrangement declined by approximately 15% to $89,551 from $106,075 in the year ended September 30, 2007. The Fund has been redeeming investors and stopped making fresh investments since January 2007, which has resulted in sharp decline in servicing fees from the Fund. Upon the redemption of underlying investors in the Fund, the Company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time.

Total operating expenses

Total operating expenses in the year ended September 30, 2008 declined by approximately 17% or $110,008 to $523,056 compared to $633,064 for the year ended September 30, 2007. The Company expects the overall expenses to decline further next year.

Other income and expense

For the year ended September 30, 2008, the Company had interest income of $8,193, interest expense of ($19,921), $32,340 gain on sale of receivables and $62,899 from debt forgiveness versus income of $3,330, interest expense of $42,699 and ($25,205) loss on sale of receivables during the year ended September 30, 2007. The Company has no other contingent expense.

Income taxes

For the year ended September 30, 2008, the Company has not recorded any income tax liability.

Net Income (loss)

Net income for the twelve months ended September 30, 2008 was $168,659 versus a loss of ($344,694) for the twelve months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2008 the Company had working capital of $276,349 versus $165,049 versus for the year ended September 30, 2007. Working capital for year ended September 30, 2008 improved by approximately 67% or $111,300 from $165,049 for the year ended September 30, 2007. The improvement was largely due repayment of note and lower operating expenses. The Company had $233,450 in cash and continues to generate sufficient cash to fund operations for the foreseeable future. We can raise additional capital through structured notes for any additional portfolio purchases, for which we cannot provide any guarantee.

Cash Flows and Expenditures

Year ended September 30, 2008 compared to September 30, 2007

During the year ended September 30, 2008, the Company spent $201,982 on portfolio acquisitions compared to $345,806 during year ended September 30, 2007 on portfolio acquisitions. Total cash collected, excluding portfolio sales, were $582,341 and $873,761 respectively. The Company has financing in place to acquire portfolios if they become available at reasonable prices.

During the year we generated $89,551 in servicing revenue compared to $106,075 during 2007 primarily from Ramco Income Fund, Ltd and other investment vehicles. Servicing fees from the Fund has declined due to redemptions and lack of additional investments.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using seven (7) collection agencies and several law firms on a contingency basis.

Cash flow from operations was $223,489 during the year ended September 30, 2008 compared to $147,372 during the year ended September 30, 2007.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2008 and all purchases of capital expenditures were funded with internal cash flow.

Net cash (used) from financing activities was ($276,569) during the year ended September 30, 2008 versus ($15,482) during the year ended September 30, 2007. The company paid off one note payable and paid off a second note on a discounted basis.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2008.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)
12/31/2003	$569,070	$1,756208	$29,067
4/11/2005	$375,000	$444,045	$36,000
7/25/2005	$177,668	$254,477	$54,877
3/9/2006	$191,992	$213,095	$32,910
4/7/2006	$331,974	$334,644	$25,264
12/31/04-12/20/06	$780,875	$987,050	$159,034
1/7/2007	$324,248	$250,971	$133,305
10/11/2007	$201,982	$65,819	$136,163

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

 Capital Resources

The cash flow from portfolios currently owned would be adequate to meet our operating expenses for the foreseeable future.

Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2008.

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

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

·	the availability of financing;
·	our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to purchase new receivables;

·	our ability to purchase receivable portfolios on acceptable terms;
·	our continued servicing of the receivables in our securitization transactions and for the unrelated third party;
·	our ability to recover sufficient amounts on receivables to fund operations;
·	our ability to hire and retain qualified personnel to recover our receivables efficiently;
·	changes in, or failure to comply with, government regulations; and
·	the costs, uncertainties and other effects of legal and administrative proceedings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk

We are exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest rate risk

We hold our assets in cash and cash equivalents.  We do not hold derivative financial instruments or equity securities.

Foreign currency exchange rate risk

Our revenue and expenses are denominated in U.S. dollars.  We currently own one portfolio in United Kingdom; we do not anticipate that foreign exchange gains or losses will be significant.  We have not engaged in foreign currency hedging to date.

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions; change in political climates; differing tax structures; and other regulations and restrictions.  Accordingly, our future results could be impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT
CORPORATION AND SUBSIDIARIES

CONSOLIDATED
 FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2008 AND 2007

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

PAGE(S)
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

Consolidated Balance Sheets as of September 30, 2008 and 2007	2

Consolidated Statements of Income for the Years Ended September 30, 2008 and 2007	3

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-17

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries
2500 Plaza 5, Harborside Financial Center, Jersey City, New Jersey, 07311

We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

December 29, 2008

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

	2008	2007

ASSETS
CURRENT ASSETS
Cash	$233,450	$286,530
Prepaid Expenses	939	1,241
Finance receivables - short term	79,457	123,959

Total current assets	313,846	411,730

OTHER ASSETS
Finance receivables - long-term	158,938	248,290

Total other assets	158,938	248,290

TOTAL ASSETS	$472,784	$660,020

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$37,497	$53,924
Stock to be issued	-	1,500
Notes Payable -short term	-	191,257

Total current liabilities	37,497	246,681

LONG TERM LIABILITIES
Note payable -long term	-	133,021

TOTAL LIABILITIES	37,497	379,702

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share; 10,000,000 shares authorized in 2008 and 2007 and 0 and 0 shares issued and outstanding at September 30, 2008 and 2007, respectively	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in 2008 and 2007 and 17,122,896 and 16,628,917 shares issued and 16,052,896 and 16,928,917 outstanding at September 30, 2008 and 2007, respectively	17,123	16,929
Additional paid-in capital	628,535	627,380
Retained earnings (accumulated deficit)	(195,332)	(363,991)
	450,326	280,318

Less: Cost of treasury stock, 1,070,000 shares	(15,039)	-

Total stockholders' equity	435,287	280,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$472,784	$660,020

The accompanying notes are an integral part of these consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

REVENUES
Financing income	$481,743	$228,525
Gain on sale of finance receivables	36,910	18,344
Service income and other	89,551	106,075
Total revenues	608,204	352,944

COSTS AND EXPENSES
Selling, general and administrative	523,056	633,064
Total costs and expenses	523,056	633,064

INCOME (LOSS) FROM OPERATIONS	85,148	(280,120)

OTHER INCOME (EXPENSES)
Other income (loss)	32,340	(25,205)
Forgivess of debt	62,899	-
Interest income	8,193	3,330
Interest expense	(19,921)	(42,699)
Total other income (expenses)	83,511	(64,574)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	168,659	(344,694)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	168,659	(344,694)

LESS PREFERRED STOCK DIVIDEND	-	(20,000)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$168,659	$(364,694)

INCOME (LOSS) PER COMMON SHARE, BASIC	$0.01	$(0.02)

INCOME (LOSS)PER COMMON SHARE, FULLY DILUTED	$0.01	$-

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	17,108,901	16,944,150

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	19,004,901	16,944,150

The accompanying notes are an integral part of these consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

					Additional
	Preferred		Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE, SEPTEMBER 30, 2006	80,000	$800,000	17,808,917	$17,809	$-	-	$-	$703	$818,512

Issuance of common stock - exercise of warrants (200,000 shares issued at $.0075 per shares)	-	-	200,000	200	1,300			-	1,500

Repurchase of 2,000,000 shares of common stock for $ .10 $ per share	-	-	(2,000,000)	(2,000)	(198,000)			-	(200,000)

Conversion of 80,000 preferred shares to 800,000 common shares	(80,000)	(800,000)	800,000	800	799,200			-	-

Conversion of $20,000 preferred stock dividend payable to 70,000 common shares			70,000	70	19,930				20,000

Repurchase of 150,000 shares of common stock for $ .01 per share	-	-	(150,000)	(150)	(14,850)				(15,000)

Preferred stock dividend								(20,000)	(20,000)

Conversion of extra $20,000 preferred stock dividend payable to 200,000 common shares	-	-	200,000	200	19,800				20,000

Net income (loss) for the year ended September 30, 2007	-	-	-	-	-			(344,694)	(344,694)

BALANCE, SEPTEMBER 30, 2007	-	$-	16,928,917	$16,929	$627,380	-	$-	$(363,991)	$280,318

Issuance of common stock - exercise of warrants (200,000 shares issued at $.0075 per shares)			200,000	200	1,300			-	1,500

cancelled 6,021 shares of common stock for $ .025 per share	-	-	(6,021)	(6)	(145)				(151)

Repurchase of 1,070,000 shares of common stock for $ .014 per share	-	-				1,070,000	(15,039)		(15,039)

Net income (loss) for the year ended September 30, 2008	-	-	-	-	-			168,659	168,659

BALANCE, SEPTEMBER 30, 2008	-	$-	17,122,896	$17,123	$628,535	1,070,000	$(15,039)	$(195,332)	$435,287

The accompanying notes are an integral part of these consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$168,659	$(344,694)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Forgiveness of debt	(62,899)

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	177,545	227,907
Acquisition of finance receivables, net of buybacks	(201,982)	(345,806)
Collections applied to principal on finance receivables	158,291	593,235
(Increase) decrease in prepaid expenses	302	(1,241)
(Decrease) increase accrued expenses	(16,427)	19,871
(Decrease) in income taxes	-	(1,900)

Net cash provided by operating activities	223,489	147,372

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(261,379)	(261,982)
Proceeds from notes payable	-	300,000
purchase of retired common stock	(151)	-
Increase in liability for stock to be issued	-	1,500
Repurchase of retired common stock		(55,000)
Repurchase of treasury stock	(15,039)	-

Net cash (used in) financing activities	(276,569)	(15,482)

NET INCREASE (DECREASE) IN CASH	(53,080)	131,890

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	286,530	154,640

CASH AND CASH EQUIVALENTS - END OF PERIOD	$233,450	$286,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Issuance of Common Stock for:
Conversion of notes payable	$-	$-
Conversion of preferred stock	$-	$800,000
Conversion of preferred stock dividend payable	$-	$40,000

CASH PAID DURING THE YEAR:
Interest expense	$19,921	$42,699
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

During the quarter ended December 31, 2007 the Company sold several portfolios for a total sales price of $224,489. The Company recognized a net gain of $46,944 on these sales. During the quarter ended June 30, 2008 the Company was required to refund to the purchaser of these portfolios $11,034. Therefore the gain was adjusted to $35,910 as of September 30, 2008.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Changes in finance receivables for the year ended September 30, 2008 and 2007 were as follows:

	2008	2007

Balance at beginning of year October 1, 2007 and 2006	$372,249	$847,584
Acquisition of finance receivables - net	201,982	345,807
Cash collections applied to principal	(158,291)	(593,235)
Sale of portfolio - net of gain	(177,545)	(227,907)
Balance at the end of the year	$238,395	$372,249
Estimated Remaining Collections ("ERC")*	$606,620	$984,907

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $481,743 and $228,525 for the years ended September 30, 2008 and 2007 respectively.

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

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2008 and 2007.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2007, the Company’s uninsured cash balances total $186,000.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	REVENUE RECOGNITION

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2008	September 30, 2007

Net income (loss)	$168,659	$(344,694)

Weighted-average common shares Outstanding (Basic)	17,108,901	16,944,150

Weighted-average common stock Equivalents
Stock options	950,000	-
Warrants	946,000	-

Weighted-average common shares Outstanding (Diluted)	19,004,901	18,840,150

For the year ended September 30, 2007 options and warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive. There were 1,896,000 options and warrants at September 30, 2007.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	RECENT ACCOUNT PRONOUNCEMENTS

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

3. Permits an entity to choose either the amortization method or the fair value measurement method subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities.

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

We do not expect FASB No. 156 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB No. 156 will have on our disclosure requirements. The adoption of FASB No. 156 did not have a material impact on the company’s results or financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. We do not expect the adoption of FASB Statement No. 157 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FASB Statement No. 157 will have on our disclosure requirements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007. The adoption of FIN 48 did not have a material impact on our financial reporting and disclosure.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “;Quantifying Misstatements”. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SAB 108 to have a material impact on its results or financial statements

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, employers’ Accounting for Defined Benefit Pension and other Postretirement Plans effective for financial statements issued for fiscal years beginning after December 15, 2006. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Company does not expect FASB 158 to have a material impact on its results or financial statements

In February 2007 the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect FASB 159 to have a material impact on its results or financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

Also in February 2007 the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FASB 160 to have a material impact on its results or financial statements.

In March 2008 the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement requires enhanced disclosures about an entity’s derivatives and hedging activities and thereby improves the transparence of financial reporting. The Company does not expect FASB 161 to have a material impact on its results or financial statements.

NOTE 2-	NOTES PAYABLE

A.
The Company issued on April 10, 2006 a private convertible note offering in the amount of $300,000. The company intended to repay the holder of the convertible note in 18 payments of $ 18,155 from the date of issuance of the convertible note at a rate of 11% per annum on or before October 7, 2007 (the “Maturity Date”) However the Company repaid $116,000 of the principal on May 11, 2006. The repayment terms, as of May 11, 2006 were restated as $11,738, per month until October 7, 2007. The interest rate of 11% per annum will not change. The note was paid in full on March 31, 2007.

B.
 The Company issued on October 30, 2006 a note payable for the value of $150,000 in exchange for the retirement of 2,000,000 shares of common stock for $200,000. The company paid $50,000 in cash and issued a note payable of $150,000 for the balance. The terms are as follows: The Company is currently paying $3,000 per month. The note had an outstanding balance of $102,899 as of December 31, 2007. During the month of January 2008 the note was repaid in full for a discounted value of $40,000. The amount of $62,899 was recognized as income.

C.
The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”). The note was repaid in full during the year ended September 30, 2008.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 2-	NOTES PAYABLE (CONTINUED)

	Principal Due	Principal Due
Schedule of Long- Term Notes Payable	September 30, 2008	September 30, 2007

Notes Payable	$-	$324,278
Less: Current Portions	-	(191,257)
Total Long term notes payable	$-	$133,021

As of September 30, 2008 and 2007 the estimated long-term notes payable mature as follows:

2008	$-	$191,257
2009	-	36,000
2010	-	36,000
2011	-	36,000
2012	-	25,021
Total Notes Payable	$-	$324,278

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2008, the Company had 950,000 options outstanding under this plan.

NOTE 4-	WARRANTS

The Company issued warrants during the year 2004. At September 30, 2008  the Company had  946,000 warrants outstanding exercisable at approximately $.01 per warrant per share.

NOTE 5-	INCOME TAXES

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 5-	INCOME TAXES (CONTINUED)

There was no provision for income tax for the years ended September 30, 2008 and 2007.

At September 30, 2008 and 2007 the Company had an accumulated deficit approximating $195,332 and $363,991 available to offset future taxable income through 2028.

	September 30,	September 30,
	2008	2007

Deferred tax assets	$68,373	$127,397
Less: valuation	(68,373)	(127,397)
Totals	$-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 6-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,122,896 and 16,928,917 shares issued and outstanding at September 30, 2008 and 2007, respectively.  The par value for the common stock is $.001 per share.

The following details the stock transactions for the years ended September 30, 2008 and 2007.

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

The Company received $1,500 for the exercise of 200,000 warrants at $.0075 per share in May 2007. During the month of October 2007 the company issued 200,000 common shares in exchange for the warrants exercised in May 2007 for $.0075 per share. The company was carrying the unissued shares as a liability for stock to be issued till the date of issuance.

During the month ended December 31, 2007 the company cancelled 6,021 shares of common stock at $.025 per share for a total amount of $151.

During the quarter ended September 30, 2008 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039. The shares were accounted for as treasury stock as of September 30, 2008.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2008 AND 2007

NOTE 6-	STOCK HOLDERS’ EQUITY (CONTINUED)

PREFERRED STOCK

On October 28, 2006 the Company reached an agreement with Artemis Hedge Fund Ltd the holder of 80,0000 Series A  Convertible Preferred Stock at $10 par value to convert the preferred shares into 800,000 shares of the Company's common stock . Additionally the Company agreed to issue 70,000 shares of common stock for all accrued dividends. There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of September 30, 2008 and 2007.

NOTE 7-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees for the year ended September 30, 2008 and 2007 were $89,551 and $106,075 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2008, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

Management’s Assessment

Management has determined that, as of the September 30, 2008 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

Human Resources: The Company has an outsourcing model whereby all collections functions are outsourced to external collection agencies and law firms. Each agency and law firm is required to send remittances along with detailed collections report at least once a month. Our collections manager handles receipt of checks and reports. She has a supervisor to review all data entered into our software system. The data is further verified by the CEO who receives independent reports from agencies and law firms.

Collections: All remittances are received as checks along with remittance report from all our collection agencies. Collections are entirely handled by our operations center in Rancho Santa Fe, California. The reports are entered into our software system “Collect”.  The checks are then deposited by our New Jersey office. The checks are posted into our accounting records upon receipt of reports from California office and independent reports from the Collection Agencies. Receipt, depositing and recording functions are completely delineated. To date we have not had an incidence of theft or leakage.

Internal Accounting: Our internal accounting is done by a CPA firm before financials are submitted to our auditors.

Financial Reporting: The Company does not deal with any inventories or receivables. Our reporting is based on actual collections. Receivables are rarely created. The Company pays most of its bills upon receipt.

Revenue Recognition: The Company currently uses the ultra conservative method of “Recovery Method” instead of Interest Method for recognizing finance income. Finance income is only recognized when the investment cost has been fully recognized.

Portfolio Impairment and Accretion: The Company assesses each portfolio for possible impairment or accretion at the end of each fiscal year based on actual collections at the time of determination.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	42	Director, President, CEO and CFO
Gobind Sahney	47	Chairman
Steven Lowe	48	Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 47, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 42, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New York.

Steven Lowe, age 47, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2008 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended September 30, 200 and 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Max Kahn, President, Chief Executive Officer, Chief Financial Officer (1)	2008	$100,000	-0-	-0-	-0-	-0-	-0-	-0-	$100,000
	2007	$100,000	-0-	-0-	-0-	-0-	-0-	-0-	$100,000
	2006	$100,000	-0-	-0-	-0-	-0-	-0-	-0-	$100,000
Steven Lowe Director and Secretary (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gobind Sahney Chairman of the Board (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2008.  There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

None.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

The Company has an employment agreement with Max Khan. The employment agreement expired on April 30, 2007. Under the existing employment provided Mr. Khan was entitled to receive $180,000 in annual compensation. Mr. Khan and the Company did not enter into a separation agreement and he has been serving the company without an employment agreement.

Potential Payments Upon Termination or Change-in-Control

None.

Director Compensation Arrangements

None

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of RAMC’s outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of December 1, 2008, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICAL OWNERSHIP	PERCENT OF CLASS

Gobind Sahney	870,000	5.08%
Lisa Sahney Trust	1,740,000	10.17%
Max Khan	2,900,000	16.95%
Mehtab Sultana	1,300,000	7.59%
Steven Lowe (1)	50,000
All Directors and Officers as a group (3 persons)	3,820,000	22.03%

(1) Represents fully vested options granted in 2005.

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 1, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 17,122,896 shares of common stock outstanding on December 1, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 1, 2008, as described below

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There has not been any related transaction during the year ended September 30, 2008. Mr. Steven Lowe remains the only independent director of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Bagell, Josephs Levine & Company, L.L.C for the fiscal years ended September 30, 2008 and 2007 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2008		September 30, 2007

Audit Fees		$27,500	$24,000
Audit Related Fees	$		$5,000
Tax Fees		$1,500	$0
All Other Fees		$0	$0
Total		$29,000	$29,000

Audit Fees for the fiscal years ended September 30, 2008 and 2007 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2008 and 2007 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal year ended September 30, 2008 and 2007 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September, 2008 and 2007.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2008 and 2007.
B.  Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended September 30, 2008 and 2007.
D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007.

(b)  Exhibits

Ex. 31.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 32.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of December, 2008.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan
By: Max Khan
Chief Executive Officer, Chief Financial/Accounting Officer, and Director
Date: December 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive/Accounting Officer, Chief Financial Officer and Director
Date: December 29, 2008

/s/ Gobind Sahney
By: Gobind Sahney
Chairman of the Board
Date: December 29, 2008

/s/ Steven Lowe
By: Steven Lowe
Director
Date: December 29, 2008