Form 10-Q
period 2008-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2009-02-17
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2008

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2500 Plaza 5, Harborside Financial Center
Jersey City, NJ 07311
201-633-4725

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

As of February 15, 2009, there were 16,052,896 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

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

RECEIVABLE ACQUISITION AND MANAGEMENT
CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 (UNAUDITED)

PAGE(S)
FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008 (Audited)	3

Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2007 (Unaudited)	5

Notes to Consolidated Financial Statements	6-17

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$228,805	$233,450
Prepaid Expenses	939	939
Finance receivables - short term	72,316	79,457

Total current assets	302,060	313,846

OTHER ASSETS
Finance receivables - long-term	144,653	158,938

Total other assets	144,653	158,938

TOTAL ASSETS	$446,713	$472,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$59,671	$37,497

Total current liabilities	59,671	37,497

TOTAL LIABILITIES	59,671	37,497

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in December 31, 2008 and September 30, 2008 and 0 shares
issued and outstanding at December 31, 2008 and September 30, 2008 respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in December 31, 2008 and September 30, 2008 and 16,052,896 and 17,122,896 shares issued and 16,052,896 and 16,052,896
outstanding at December 31, 2008 and September 30, 2008, respectively	16,053	17,123
Additional paid-in capital	614,541	628,535
Retained earnings (accumulated deficit)	(243,552)	(195,332)
	387,042	450,326

Less: Cost of treasury stock, 0 and 1,070,000 shares at December 31, 2008 and
September 30, 2008, respectively	-	(15,039)

Total stockholders' equity	387,042	435,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,713	$472,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

REVENUES
Financing income	$77,951	$161,378
Gain on sales of finance receivable	-	46,944
Service income and other	8,785	16,202
TOTAL INCOME	86,736	224,524

COSTS AND EXPENSES
Selling, general and administrative	136,385	140,543
Total costs and expenses	136,385	140,543

INCOME (LOSS) BEFORE OTHER INCOME	(49,649)	83,981

OTHER INCOME (LOSS)
Interest income	1,429	1,550
Interest expense	-	(6,964)
Total other income (Loss)	1,429	(5,414)

INCOME INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(48,220)	78,567

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(48,220)	$78,567

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,052,896	17,078,852

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	16,052,896	18,974,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(48,220)	$78,567
Adjustments to reconcile net income (loss) to
net cash (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	-	177,545
Acquisition of finance receivables, net of buybacks	-	(201,982)
Collections applied to principal on finance receivables	21,426	52,122
(Increase) Decrease in prepaid expenses	-	(1,315)
Increase (decrease) accrued expenses	22,174	(18,079)

Net cash (used in) operating activities	(4,620)	86,858

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(25)	(151)
Payments on notes payable	-	(45,674)

Net cash (used in) financing activities	(25)	(45,825)

NET INCREASE (DECREASE) IN CASH	(4,645)	41,033

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	233,450	286,530

CASH AND CASH EQUIVALENTS - END OF PERIOD	$228,805	$327,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR
Interest expense	$-	$6,964
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1-	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2008 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the quarter ended December 31, 2008, the Company neither acquired nor sold any finance receivables.

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

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Changes in finance receivables for the period ended December 31, 2008 were as follows:

2008

Balance at beginning of year October 1, 2008	$238,394
Acquisition of finance receivables - net	-
Cash collections applied to principal	(21,425)
Sale of portfolio - net of gain	-
Balance at the end of the year	$216,969
Estimated Remaining Collections ("ERC")*	$435,657

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $77,951 and $161,378 for the periods ended December 31, 2008 and 2007, respectively.

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

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2008 and September 30, 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2008 and September 30, 2008, the Company’s uninsured cash balances total $0 and $186,000, respectively.

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

G.  SHARE-BASED PAYMENTS

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

I.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2008	2007

Net income (loss)	$(48,220)	$78,567

Weighted-average common shares
Outstanding (Basic)	16,052,896	17,078,852

Weighted-average common stock
Equivalents
Stock options	-	950,000
Warrants	-	946,000

Weighted-average common shares
Outstanding (Diluted)	16,052,896	18,974,852

For the three month period ended December 31, 2008 options (950,000) and warrants (946,000) were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.      RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 must be implemented by the end of the Company's first fiscal year ending after November 15, 2007. The adoption of SAB 108 did not have a material impact on the Company’s financial reporting or disclosures.

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

The adoption of FASB No. 156 did have did not have a material impact on the Company’s results of operations or financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.       RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The adoption of FASB Statement No. 157 did not have a material impact on the Company’s results of operations or financial statements.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for our fiscal year beginning October 1, 2007.The adoption of FIN 48 did not have a material impact on our financial reporting and disclosure.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements”. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SAB 108 did not have a material impact on its results of operations or financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, employers’ Accounting for Defined Benefit Pension and other Postretirement Plans effective for financial statements issued for fiscal years beginning after December 15, 2006. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The adoption of FASB 158 did not have a material impact on its results of operations or financial statements.

In February 2007 the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of FASB 159 did not have a material impact on its results of operations or financial statements.

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.       RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Also in February 2007 the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FASB 160 to have a material impact on its results or financial statements.

In March 2008 the FASB issued Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement requires enhanced disclosures about an entity’s derivatives and hedging activities and thereby improves the transparence of financial reporting. The adoption of FASB 161 did not have a material impact on its results of operations or financial statements.

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

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2008 and September 30, 2008, the Company had 950,000 options outstanding under this plan.

NOTE 4-	WARRANTS

The Company issued warrants during the year 2004. At  December 31, 2008 and September 30, 2008, respectively.  The Company had 946,000 warrants outstanding exercisable at approximately $.01 per warrant per share.

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

There was no provision for income tax for the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007 the Company had an accumulated deficit approximating $243,552 and $285,424 available to offset future taxable income through 2028.

	December 31,	December 31,
	2008	2007

Deferred tax assets	$(85,243)	$(99,898)
Less: valuation	85,243	99,898
Totals	$-	$-

NOTE 6-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 and 17,122,896 shares issued and 16,052,896 outstanding at December 31, 2008 and September 30, 2008, respectively.  The par value for the common stock is $.001 per share.

The following details the stock transactions for the period ended December 31, 2008 and 2007.

During the month ended December 31, 2007 the company cancelled 6,020 shares of common stock at $.025 per share for a total amount of $151.

During the quarter ended December 31, 2008 the Company retired the Treasury stock of 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of December 31, 2008 and September 30, 2008.

NOTE 7-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees for the period ended December 31, 2008 and 2007 were $8,075 and $16,202, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10KSB as of and for the year ended September 30, 2008 as filed with the Securities and Exchange Commission. Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with circa $375,000 under management. The Company continues to seek additional capital to invest into additional portfolios but it cannot provide any assurances that it will be able to raise or generate such capital.

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

	Three Months Ended December 31, 2008
	2008	2007	$ Change	% Change

Net Collections (excluding sale)	$98,216	$199,409	$(101,193)	-51%

Finance Income	$77,951	$161,378	$(83,427)	-52%
As a Percentage of Income	79%	81%

Servicing Income	$8,785	$16,202	$(7,417)	-46%

Operating Expenses	$136,385	$140,543	$(4,158)	-3%

Net Income (Loss)	$(48,220)	$78,567	$(126,787)	-161%

Fully Diluted EPS	(0.00)	$(0.00)	$(0.00)	$(0.00)

Revenue

During the quarter ended December 31, 2008, the Company had a net loss of ($48,220) versus net income of $78,657 during the quarter ended December 31, 2007. For the three months ended December 31, 2008 the Company had revenue of $86,736, versus revenue of $224,524 during the quarter ended December 31, 2007. Total revenue for the quarter ended December 31, 2008 included finance income of $77,951 and servicing income of $8,785 versus finance income of $161,378 and servicing income of $16,202 during the quarter ended December 31, 2007. Finance income declined by approximately 52% or $83,427 and servicing income declined by 46% or $7,417 during the quarter ended December 31, 2008 when compared to quarter ended December 31, 2007. Servicing income has been declining due to run-off of portfolios held in Ramco Income Fund. The company collected $98,216 during the quarter ended December 31, 2008 versus $199,409 during the quarter ended December 31, 2007. As a percentage of cash collection, recognized revenue (finance income) was approximately 79% during the quarter compared to 81% in the quarter ended December 31, 2007.

Operating Expenses

 Total operating expenses for the three month ended December 31, 2008 were $136,385 compared to $140,543 for the three month ended December 31, 2007. The Company continues to reduce operating expensed in light of declining recoveries and lack of investments in new portfolios.

 Rent and Occupancy

Rent and occupancy expenses were $9,410 for the three months ended December 31, 2008 versus $9,425 for the three months ended December 31, 2007.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2008.

Purchase of Defaulted Receivables

During the quarter ended December 31, 2008, the Company did not acquire any portfolios compared to acquisition of portfolios with aggregate face value amount of $5,779,237 with a purchase price of $201,982 during the quarter ended December 31, 2007. As a part of its strategy, the Company does not do any in-house collection, but outsources collection to carefully selected specialist debt collection agencies. The Company is currently working with several collection agencies on a contingency basis. The contingency fees averaged 28% during the quarter.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2008.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)
12/31/2003	$569,070	$1,768,854	$14,420
4/11/2005	$375,000	$453,635	$26,410
7/25/2005	$177,668	$256,280	$12,500
3/9/2006	$191,992	$213,676	$11,000
4/7/2006	$331,974	$344,172	$15,735
12/31/04-12/20/06	$780,875	$1,025,590	$120,493
1/7/2007	$324,248	$261,303	$122,972
10/11/2007	$201,982	$71,856	$110,125

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 6 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is approximately 25% which is expected to rise during the later years of recovery.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Currency Risk

The Company currently holds one portfolio in the United Kingdom and such purchase may expose the company to adverse currency risks.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a working capital of $242,389 versus working capital of $211,965 during the quarter ended December 31, 2007. The increase in working capital is largely due to reduction in expenses and repayment of note payables during the year ended September 30, 2008. The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the foreseeable future. For the three month ended December 31, 2008 the Company had net cash of $228,805 versus $327,563 at the end of quarter ended December 31, 2007. Net cash provided by operating activities was ($4,620) for the three months ended December 31, 2008 versus $86,858for the three months ended December 31, 2007. Net cash used by financing activities was ($25) during the quarter ended December 31, 2008 compared to ($45,825) during the quarter ended December 31, 2007. Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. However, during the quarter, the Company did not invest in any portfolio compared to the quarter ended December 31, 2007 during which we invested $201,982 in portfolios with a face value of approximately $5,779,237.

Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $98,216 from collections and $8,785 from servicing compared to $199,409 from collections and $16,202 from servicing during the quarter ended December 31, 2007. Cash collections will continue to decline to difficult economic environment, lack of portfolio investments and impaired ability to resell portfolios in the secondary market.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company has begun strategic review of operations and exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2008.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,500 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. This lease expires on February 28, 2009 and the Company expects to stay on a month-to-month basis.

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

                                Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. They have concluded that, as of December 31, 2008 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2008 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”).  Such compliant was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District.    Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts.  Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables.  The Company filed a cross complaint on July 15, 2005.  In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander.  The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006 and final settlement in January 2008.

•
On September 9, 2005, the Company filed a complaint with the Supreme Court of the State of New York – County of New York against Triton Capital, Inc., Southern Capital Associates, Inc., JMS Collections, LLC., Wendt Law Office, James Roscetti, and Dave Dwyer for breach of contract, conversion, deceptive business practices and unjust enrichment.  The Company is seeking an amount no less than $46,931. The Company reached a settlement with the Defendants and recovered $7,092 in July 2007.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 1,070,000 shares at a price of $0.015 per share during the quarter ended December 31, 2008.  The total repurchase price was $15,000.

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

Date: February 17, 2009

	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: February 17, 2009