Form 10-Q
period 2009-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2009-05-15
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2009

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

As of May 15, 2009, there were 16,052,896 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS - UNAUDITED

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Pages
Condensed Consolidated Balance Sheet as of March 31, 2009 and September 30, 2008– Unaudited	3

Condensed Consolidated Statements of Income (Operations) For the Six Months and Three Months Ended March 31, 2009 and 2008 – Unaudited	4

Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2009 and 2008 – Unaudited	5

Notes to Condensed Consolidated Financial Statements-Unaudited	6-16

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	March 31,	September 30,
	2009	2008
CURRENT ASSETS
Cash	$208,214	$233,450
Prepaid Expenses	939	939
Finance receivables - short term	69,816	79,457

Total current assets	278,969	313,846

OTHER ASSETS
Finance receivables - long-term	139,654	158,938

Total other assets	139,654	158,938

TOTAL ASSETS	$418,623	$472,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$71,033	$37,497

Total current liabilities	71,033	37,497

TOTAL LIABILITIES	71,033	37,497

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in March 31, 2009 and September 30, 2008 and 0 and 0 shares issued and outstanding at December 31, 2008 and September 30, 2008 respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in March 31, 2009 and September 30, 2008 and 16,052,896 and 17,122,896 shares issued and 16,052,896 and 16,052,896
outstanding at March 31, 2009 and September 30, 2008, respectively	16,053	17,123
Additional paid-in capital	614,541	628,535
Retained earnings (accumulated deficit)	(283,004)	(195,332)
	347,590	450,326

Less: Cost of treasury stock, 1,070,000 shares	-	(15,039)

Total stockholders' equity	347,590	435,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$418,623	$472,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2009	2008	2009	2008
REVENUES
Financing income	$132,792	$296,898	$54,840	$135,520
Gain on sales of finance receivable	-	46,944	-	-
Service income and other	14,716	39,145	5,932	22,943
TOTAL INCOME	147,508	382,987	60,772	158,463

COSTS AND EXPENSES
Selling, general and administrative	237,107	280,692	100,722	140,149
Total costs and expenses	237,107	280,692	100,722	140,149

NET INCOME (LOSS) BEFORE OTHER INCOME	(89,599)	102,295	(39,950)	18,314

OTHER INCOME (LOSS)
Interest income	1,927	4,186	498	2,636
Interest expense	-	(12,536)	-	(5,572)
Other income		62,899		62,899
Total other income (Loss)	1,927	54,549	498	59,963

NET INCOME INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$(87,672)	$156,844	$(39,452)	$78,277

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(87,672)	$156,844	$(39,452)	$78,277

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.01	$(0.00)	$0.00

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.01	$(0.00)	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,052,896	17,100,753	16,052,896	17,122,896

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	16,052,896	18,996,753	16,052,896	19,018,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(87,672)	$156,844
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	-	177,545
Acquisition of finance receivables, net of buybacks	-	(201,982)
Collections applied to principal on finance receivables	28,924	103,317
(Increase) Decrease in prepaid expenses	-	(1,315)
Increase (decrease) accrued expenses	33,537	(70,506)

Net cash provided by (used in) operating activities	(25,211)	163,903

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(25)	(151)
Payments on notes payable	-	(131,639)

Net cash (used in) financing activities	(25)	(131,790)

NET INCREASE (DECREASE) IN CASH	(25,236)	32,113

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	233,450	286,530

CASH AND CASH EQUIVALENTS - END OF PERIOD	$208,214	$318,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$12,536
Income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

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
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.  FINANCE RECEIVABLES (CONTINUED)

During the six months ended March 31, 2009, the Company neither acquired nor sold any finance receivables.

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

Changes in finance receivables for the period ended March 31, 2009 were as follows:

2009
Balance at beginning of year October 1, 2008	$238,394
Acquisition of finance receivables - net	-
Cash collections applied to principal	(28,924)
Sale of portfolio - net of gain	-
Balance at the end of the year	$209,470
Estimated Remaining Collections ("ERC")*	$269,000

* Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $132,792 and $296,898 for the six month period ended March 31, 2009 and 2008, respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2009 and September 30, 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009 and September 30, 2008, the Company’s uninsured cash balances total $0 and $0, respectively.

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
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

G.  SHARE-BASED COMPENSATION

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
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2009	2008

Net income (loss)	$(87,672)	$156,844

Weighted-average common shares
Outstanding (Basic)	16,052,896	17,100,753

Weighted-average common stock
Equivalents
Stock options	-	950,000
Warrants	-	946,000

Weighted-average common shares
Outstanding (Diluted)	16,052,896	18,996,753

For the six month period ended March 31, 2009 options (950,000) and warrants (946,000) were not included in the computation of diluted EPS because inclusion would have been antidilutive.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB108 must be implemented by the end of the Company's first fiscal year ending after November 15,  2007. The adoption of SAB 108 did not  have a material impact on the Company's  financial reporting or disclosures.

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
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FASB Statement No. 157 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The adoption of FASB Statement No. 157 did not have a material impact on the Company's results of operations or financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements”. SAB 108 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SAB 108 did not have  material impact on its results or financial statements.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, employers’ Accounting for Defined Benefit Pension and other Postretirement Plans effective for financial statements issued for fiscal years beginning after December 15, 2006. This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The adoption FASB 158  did not have a material impact on its results or financial statements.

In February 2007 the FASB issued Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of FASB 159  did not have a material impact on its operations or financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 3- STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2009 and September 30, 2008, the Company had 950,000 options outstanding under this plan.

NOTE 4- WARRANTS

The Company issued warrants during the year 2004. At March 31, 2009 and September 30, 2008, respectively,  the Company had 946,000 warrants outstanding exercisable at approximately $.01 per warrant per share.

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

There was no provision for income taxes for the six months ending March 31, 2009 and 2008.

At March 31, 2009 and 2008 the Company had an accumulated deficit approximating $283,003 and $207,147 available to offset future taxable income through 2028.

	March 31,	March 31,
	2009	2008
Deferred tax assets	$(99,051)	$(72,501)
Less: valuation	99,051	72,501
Totals	$-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 6- STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 and 17,122,896 shares issued and 16,052,896 outstanding at March 31, 2009 and September 30, 2008, respectively.  The par value for the common stock is $.001 per share.

The following details the stock transactions for the period ended March 31, 2009 and 2008.

During the month ended December 31, 2007 the Company cancelled 6,020 shares of common stock at $.025 per share for a total amount of $151.

During the quarter ended December 31, 2008 the Company retired the Treasury stock of 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of March 31, 2009 and September 30, 2008.

NOTE 7- RELATED PARTY

The Company receives fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees for the period ended March 31, 2009 and 2008 were $14,716 and $39,145, respectively.

NOTE 8- FAIR VALUE MEASUREMENTS

On January 1, 2009, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 8- FAIR VALUE MEASUREMENTS (CONTINUED)

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Assets	Level I	Level II	Level III	Total
Finance receivables	-	-	209,470	209,470

Total Assets	-	-	209,470	209,470

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

ITEM 2. MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2008 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with circa $470,000 under management. The Company in no longer making new investments in portfolios and is seeking merger with any other operating entity seeking to go public via reverse merger.

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

	Quarter Ended March 31, 2009 & 2008
	2009	2008	$ Change	% Change
Net Collections	66,315	$170,950	$(104,635)	-61%

Finance Income	54,840	$135,520	$(80,680)	-60%

Servicing Income	5,932	$22,943	$(17,011)	-74%

Operating Expenses	100,722	$140,149	$(39,427)	-28%

Income Before Taxes	$(39,452)	$78,277	$(117,729)	-150%

Revenue

The Company generated $60,772 in revenue and suffered a net loss of $39,452 during the quarter ended March 31, 2009 versus $158,463 in revenue and net income of $78,277 during the quarter ended March 31, 2008. During the quarter ended March 31, 2009, total revenue included $54,840 in finance income and $5,932 in servicing income versus $135,520 finance income and $22,943 servicing income during the quarter ended March 31, 2008. In the quarter ended March 31, 2009, finance income declined by 60% to $54,840 and servicing income declined by 74% to 5,932 compared to finance income of $135,520 and servicing income of $17,339 during the quarter ended March 31, 2008. Finance income and servicing incomes will continue to decline due to lower collections, lack of new investments and declining level of managed funds. During the quarter ended March 31, 2009, the company collected $66,315 versus $170,950 during the quarter ended March 31, 2008.

Operating Expenses

Total operating expenses decreased by 28% or $37,466 to $100,722 versus for the three months ended March 31, 2009 versus $ 140,149 for the three months ended March 31, 2008. The Company expects operating expenses to decline sequentially.

 Rent and Occupancy

Rent and occupancy expenses were $9,510 for the three months ended March 31, 2009 versus $9,077 for the quarter ended March 31, 2008.

Depreciation

     The Company did not record any depreciation expense for the three months ended March 31, 2009.

Purchase of defaulted receivables

During the quarters ended March 31, 2009 and March 31, 2008, the Company did not purchase any portfolio of receivables

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using several collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 26%.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Liquidity and Capital Resources

As of March 31, 2009, the Company had working capital of $207,936 versus $242,922 during the quarter ended March 31, 2008.   The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the six month ended March 31, 2009, the Company had net cash of $208,214 versus $318,643 for the six month ended March 31, 2008. Net cash used from operating activities during the six month ended March 31, 2009 was ($25,211) versus net cash provided by operating activities of $163,903 for the six months ended March 31, 2008. Net cash used by financing activities during the six month ended March 31, 2009 was ($25) versus net cash provided by financing activities of ($131,790) during the six month ended March 31, 2008.  .

Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended March 31, 2009, the Company generated approximately $66,315 from collections versus $170,950 during the quarter ended March 31, 2008.  The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months.

Income Taxes

We did not record any income tax provision for the quarter ended March 31, 2009.

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

ITEM 3. CONTROLS AND PROCEDURES

                                Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. They have concluded that, as of March 31, 2009 that our disclosures were effective to ensure that:

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

The Company is not a party to any material pending legal proceedings or, to the best of its knowledge, a proceeding being contemplated by a governmental authority, nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

•
On June 29, 2005, Allied Surgical Centers Management, LLC, et al. (“Allied”) filed a complaint against the Company seeking declaratory and injunctive relief in connection with contracts entered in April 2005 between Allied and the Company pursuant to which the Company acquired various account receivables from Allied (the “Contracts”).  Such complaint was filed in the Superior Court of the State of California, For the County of Los Angeles, Central District.    Allied is seeking a declaratory judgment from the court which would exclude various account receivables (the “Disputed Account Receivables”) from the Contracts.  Allied is also seeking a temporary restraining order and preliminary injunction restricting the Company from attempting to seize or collecting the Disputed Account Receivables.  The Company filed a cross complaint on July 15, 2005.  In the cross complaint, the Company is seeking an accounting, a mandatory injunction for specific performance of the Contracts and damages in the amount of $21,000,000 in connection with Allied’s alleged breach of contract, fraud, intentional interference with prospective economic advantage, breach of good faith, breach of fiduciary duty, conversion and slander.  The Company and Allied have reached a settlement in connection with this matter. Allied has dropped all its claims and agreed to pay all funds received since the purchase of Allied’s portfolio in April 2005. The settlement agreement was executed on February 10, 2006 and the Company received the first settlement payment on March 1, 2006 and the final settlement payment in January 2008.

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

 Not Applicable

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: May 15, 2009	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: May 15, 2009