Form 10-Q
period 2009-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2009-08-14
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2009

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2500 Plaza 5
Harborside Financial Center
Jersey City, NJ 07311
201-633-4715

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                            Yes  ☐          No  ☒

As of August 15, 2009, there were 16,052,896 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

PAGE(S)
FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008 (Unaudited)	4

Condensed Consolidated Statements of Income (Loss) for the nine months ended June 30, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-18

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS
	June 30,	September 30,
	2009	2008

CURRENT ASSETS
Cash	$188,162	$233,450
Prepaid Expenses	939	939
Finance receivables - short term	68,542	79,457
Total current assets	257,643	313,846

OTHER ASSETS
Finance receivables - long-term	137,103	158,938
Total other assets	137,103	158,938
TOTAL ASSETS	$394,746	$472,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$34,273	$37,497
Total current liabilities	34,273	37,497

TOTAL LIABILITIES	34,273	37,497

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in June 30, 2009 and September 30, 2008 and 0 and 0 shares
issued and outstanding at June 30, 2008 and September 30, 2008 respectively	—	—
Common stock, par value $.001 per share;
325,000,000 shares authorized in June 30, 2009 and September 30, 2008 and 16,052,896 and 17,122,896 shares issued and 16,052,896 and 16,052,896
outstanding at June 30, 2009 and September 30, 2008, respectively	16,053	17,123
Additional paid-in capital	614,541	628,535
Retained earnings (accumulated deficit)	(195,332)	(195,332)
	435,262	450,326

Less: Cost of treasury stock, 1,070,000 shares	—	(15,039)

Total stockholders' equity	435,262	435,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,535	$472,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

REVENUES
Financing income	$188,422	$396,722	$55,629	$99,824
Gain (loss) on sales of finance receivable	—	35,910	—	(11,034)
Service income and other	18,973	81,271	4,257	42,126
TOTAL INCOME	207,395	513,903	59,886	130,916

COSTS AND EXPENSES
Selling, general and administrative	284,402	372,027	47,294	91,335
Total costs and expenses	284,402	372,027	47,294	91,335

NET INCOME (LOSS) BEFORE OTHER INCOME	(77,008)	141,876	12,592	39,581

OTHER INCOME (LOSS)
Interest income	2,218	6,573	291	2,387
Interest expense	—	(19,921)	—	(7,385)
Other income		59,314		(3,585)
Total other income (loss)	2,218	45,966	291	(8,583)

NET INCOME INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$(74,789)	$187,842	$12,883	$30,998

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(74,789)	$187,842	$12,883	$30,998

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01	$0.00	$0.00

DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01	$0.00	$0.00

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	16,052,896	17,108,107	16,052,896	17,122,896

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - DILUTED	16,052,896	19,004,107	17,948,896	19,018,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(74,789)	$187,842

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:

Changes in Certain Assets and Liabilities
Proceeds from sale of portfolio - net of gain	—	177,545
Acquisition of finance receivables, net of buybacks	—	(201,982)
Collections applied to principal on finance receivables	32,749	131,224
(Increase) in prepaid expenses	—	(151)
(Decrease) accrued expenses	(3,223)	(56,063)
Net cash provided by (used in) operating activities	(45,263)	238,415

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(25)	150
Payments on notes payable	—	(269,278)
Net cash (used in) financing activities	(25)	(269,128)

NET (DECREASE) IN CASH	(45,288)	(30,713)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	233,450	286,530

CASH AND CASH EQUIVALENTS - END OF PERIOD	$188,162	$255,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$—	$19,921
Income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

During the nine months ended June 30, 2009, the Company neither acquired nor sold any finance receivables.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Changes in finance receivables for the period ended June 30, 2009 were as follows:

2009

Balance at beginning of year October 1, 2008	$238,394
Acquisition of finance receivables - net	—
Cash collections applied to principal	(32,749)
Sale of portfolio - net of gain	—
Balance at the end of the year	$205,645
Estimated Remaining Collections ("ERC")*	$245,000

* Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $188,422 and $396,722 for the period ended June 30, 2009 and 2008, respectively.

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

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2009 and September 30, 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009 and September 30, 2008, the Company’s uninsured cash balances total $0 and $0, respectively.

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2009	2008

Net income (loss)	$(74,789)	$187,842

Weighted-average common shares
Outstanding (Basic)	16,052,896	17,108,107

Weighted-average common stock
Equivalents
Stock options	—	950,000
Warrants	—	946,000

Weighted-average common shares
Outstanding (Diluted)	16,052,896	19,004,107

For the nine month period ended June 30, 2009 options (950,000) and warrants (946,000) were not included in the computation of diluted EPS because inclusion would have been anti-dilutive.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

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
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Also in February 2007 the FASB issued Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FASB 160 to have a material impact on its results or financial statements.

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

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 will not have a material impact on its financial position or results of operations.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-	NOTES PAYABLE (CONTINUED)

B.
The Company issued on January 8, 2007 a private note offering in the amount of $300,000. The Company intends to pay the holder of the note in 24 fixed monthly payments of $14,546 from the date of issuance of the note at a rate of 15% per annum on or before January 9, 2009 (the "Maturity Date”). The note was repaid in full during the year ended September 30, 2008.

NOTE 3-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or a long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2009 and September 30, 2008, the Company had 950,000 options outstanding under this plan.

NOTE 4-	WARRANTS

The Company issued warrants during the year 2004. At June 30, 2009 and September 30, 2008, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.01 per warrant per share.

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

There was no provision for income taxes for the three months and nine months ending June 30, 2009 and 2008.

At June 30, 2009 and 2008 the Company had an accumulated deficit approximating $270,121 and $176,149 available to offset future taxable income through 2028.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 5-	INCOME TAXES (CONTINUED)

	June 30,	June 30,
	2009	2008

Deferred tax assets	$(94,542)	$(61,652)
Less: valuation	94,542	61,652
Totals	$—	$—

NOTE 6-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 and 17,122,896 shares issued and 16,052,896 outstanding at June 30, 2009 and September 30, 2008, respectively.  The par value for the common stock is $.001 per share.

The following details the stock transactions for the period ended June 30, 2009 and 2008.

During the month ended December 31, 2007 the Company cancelled 6,020 shares of common stock at $.025 per share for a total amount of $151.

During the quarter ended December 31, 2008 the Company retired the Treasury stock of 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares outstanding as of June 30, 2009 and September 30, 2008.

NOTE 7-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited. The Company manages Ramco Income Fund Limited a Bermuda entity. The servicing fees for the periods ended June 30, 2009 and 2008 were $18,973 and $81,271, respectively.

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

Level 3 Inputs– Instruments with primarily unobservable value drivers.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

Assets	Level I	Level II	Level III	Total

Finance receivables	—	—	205,645	205,645

Total Assets	—	—	205,645	205,645

Liabilities	—	—	—	—

Total Liabilities	—	—	—	—

ITEM 2.	MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund with circa $400,000 under management. The Company is no longer making new investments and seeking to acquire or merge with another operating entity. There is no guarantee that the Company will succeed.  The following table summarizes collections, revenues, operating expenses, income before taxes and fully diluted net income.

	Three Months Ended June 30, 2009 & 2008
	2009	2008	$ Change	% Change

Net Collections (excluding sale)	$59,455	$118,277	$(58,822)	-49.73%

Finance Income	$55,629	$99,824	$(44,195)	-44%
as a % of Collections	94%	84%

Servicing Income	$4,257	$42,126	$(37,869)	-90%

Gain (Loss) on Portfolio Sale	—	$(11,034)

Operating Expenses	$47,294	$91,335	$(44,041)	-48%

Net Income (Loss)	$12,883	$30,998	$(18,115)	-58%

Fully Diluted EPS	—	—

Revenue

The Company had a net income of $12,883 on revenue of $59, 886 during the quarter ended June 30, 2009 versus net income of $30,998 on revenue of $130,916 during the quarter ended June 30, 2008. For the nine months ended June 30, 2009, the Company had net loss of ($74,789) on revenue of $207,395 versus revenue of $513,903 and net income of $187,842 during the nine months ended June 30, 2009. Total revenue for the quarter ended June 30, 2009 included finance income of $55,629 and $4,257 servicing income versus finance income of $99,824 and servicing income of $42,126 during quarter ended June 30, 2008. Finance income during the quarter ended June 30, 2009 declined by 44% or $44,195 compared to the quarter ended June 30, 2008. Servicing income declined by 90% or $37,869 compared to quarter ended June 30, 2008. Servicing income largely came from servicing of portfolios other than from Ramco Income Fund managed by the Company and is expected to decline during subsequent quarters due to additional redemptions of shares in Ramco Income Fund and declining recoveries from two other managed portfolios. During the nine months ended June 30, 2009, finance income declined by 53% or $208,300 compared to nine months ended June 30, 2008 and finance income declined by 77% or $62,298 compared to nine months ended June 30, 2008. During the quarter ended June 30, 2009, the Company collected $59,455 versus $118,277 during the quarter ended June 30, 2008. The Company is not making fresh investment in new portfolios and is running off the existing portfolios.

Operating Expenses

During the quarter ended June 30, 2009, total operating expenses declined by 48% or $44,041 to $47,294 from $91,335 during the quarter ended June 30, 2008. The Company continues to reduce operating expenses in the face of declining recovering and lack of fresh investments.

Rent and Occupancy

Rent and occupancy expenses were $9,635 during the quarter ended June 30, 2009 compared to $9,355 during the three months ended June 30, 2008.

Depreciation

The Company did not record any depreciation expense for the nine months ended June 30, 2008.

Purchase of Defaulted Receivables

During the quarters ended June 30, 2009 and June 30, 2008, the Company did not purchase any portfolio of receivables

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using four collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee was approximately 26% during the quarter ended June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had working capital of $223,370 versus $292,534 during the quarter ended June 30, 2008. The decline is in line with declining collections due to lack of new investments. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the nine months ended June 30, 2009, the Company had net cash of $188,162 versus net cash of $255,817 at the end of nine months ended June 30, 2008. Net cash used in    operating activities was ($45,263) during the nine months ended June 30, 2009 versus net cash provided by operating activities of $238,415 during the nine months ended June 30, 2008. Net cash used in financing activities was ($25) during the nine months ended June 30, 2009 versus net cash used in financing activities of (269,128) during the nine months ended June 30, 2008. The decline was largely due to repayment of outstanding note payables. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2009.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended June 30, 2009, the Company generated approximately $59,455 from collections and $4,257 from servicing versus approximately $118,227 from collections and 42,126 from servicing, respectively during the quarter ended June 30, 2008.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2009.

Contractual Obligation

The Company entered into a 12 month lease with Regus Inc. at $2,500 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. The lease expires on February 28, 2010.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is not required to provide the information called for in this Item 3 due to its status as a Smaller Reporting Company.

ITEM4T.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. They have concluded that, as of June 30, 2009 that our disclosures were effective to ensure that:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit
Number	Description
31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302(1)
31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302(1)
32.1	Certification by Principal Executive Officer a pursuant to 18 U.S.C. Section 1350(1)
32.2	Certification by Principal Financial Officer a pursuant to 18 U.S.C. Section 1350(1)

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
Date:  August 14, 2009

By:  /s/  Max Khan

Max Khan
Chief Executive Officer
(Principal executive officer)
Chief Financial Officer
(Principal financial and accounting officer)