Form 10-K
period 2009-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2010-01-14
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 11, 2010 is 16,052,896 shares, all of one class, $.001 par value per share.  Of this number, 9,231,962 shares were held by non-affiliates of the Registrant.

The Company’s common stock has been trading on the OTCBB since October 2004 and, accordingly, the aggregate “market value” of such shares is approximately $100,000.  The “value” of the 9,239,514 shares held by non-affiliates, based upon the book value as of September 30, 2009 is less than $0.024per share.

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

TABLE OF CONTENTS

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

For the years ended September 30, 2009 and September 30, 2008, our revenues were approximately $246,558 and $608,204, and our net loss was ($134,540) and net income was $168,659, respectively. During these same years our cash collections were approximately $ 282,229 and $582,341 respectively and servicing incomes were approximately $32,267 and $89,551 respectively. The Company has discontinued making new investments and is seeking to merge with or acquire another company seeking to go public via reverse merger.

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

Consumer Receivables Business

Due to capital constraint, the Company has not been able to purchase additional portfolios and the portfolios it has acquired are through the following sources:

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

Employees

As of September 30, 2009, we had 2 full-time employees.

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

The Company has ceased making portfolio purchases since October 2007.

Due to inability to raise capital and deep recession, the Company decided to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 16,052,896 shares of common stock issued and outstanding as of the date hereof. In addition, approximately 946,000 warrants to purchase our common stock were outstanding as of the date hereof. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2009 there were 946,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 2500 Plaza 5, Harborside Financial Center, Jersey City, NJ 07311 and 162 S. Rancho Santa Fe, Suite B 85, Encinitas, California 92024, respectively. We lease our New Jersey facility at approximately $3,200 per month and such lease expires on February 28, 2010. The Company is in the process of relocating and currently negotiating a lease. We lease our California facilities at $1,250 per month and is on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2009 was $0.01per share.

Quarter Ended	High ($)	Low ($)
March 31, 2008	.02	.02
June 30, 2008	.02	.02
September 30, 2008	.01	.01
December 31, 2008	.006	.006
March 31, 2009	.02	.03
June 30, 2009	.01	.06
September 30, 2009	.01	.02
December 31, 2009	.01	.02

Holders

As of December 31, 2009 we had approximately 270 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

As of September 30, 2009, we had the following securities authorized for issuance under the equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,500,000	$0.01	946,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,500,000	$0.01	946,000

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended September 30, 2009 and 2008 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Year Ended September 30

	2009		2008

Revenue		$246,558	$608,204
Cost of goods sold
Gross profit (loss)		$(109,937)	$608,204
Operating expenses
Research and development
Selling, general and administrative		$356,495	$523,056
Total operating expenses		$356,495	$523,056
Income (loss) from operations		$(109,937)	$85,148
Other (expense) income, net		$(24,603)	$83,511
Net income (loss)		$(134,540)	$168,659

Basic income (loss) per share	$	(0.01)	$0.01
Diluted income (loss) per share	$	(0.01)	$0.01

Shares used in calculation of loss per share		16,052,896	17,108,901

Diluted		16,052,896	19,004,901

Consolidated Balance Sheet Data:

	For the Year Ended September 30

	2009	2008
Cash and cash equivalents	$196,443	$233,450
Working Capital	$206,634	$276,349
Total assets	$338,545	$472,784
Long-term obligations	—	—
Total Stockholder’s equity	$300,747	$435,287

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

Results of Operations

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Revenues

Total revenue for the twelve months ended September 30, 2009 declined by approximately 59% to $246,558 from $608,204 for the year ended September 30, 2008.  The Company had a net loss of ($134,540) for the year ended September 2009 versus net income of $168,659 for the year ended September 30, 2008.  Servicing income was generated from Ramco Income Fund Ltd and one other investment vehicle managed by the Company. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2009, the Company did not invest in any portfolio compared to $201,982 in one portfolio with a face value of $5,770,917 during the year ended September 30, 2008.  The Company has stopped purchasing portfolios after October 2007 due to the inability to raise additional capital. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance.   In 2009, the Company used the recovery method only for all portfolios.

During the year ended September 30, 2009, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from another investment vehicle. Servicing fees received under this arrangement declined by approximately 64% to $32,267 from $89,551 in the year ended September 30, 2009. The Fund has been redeeming investors and stopped making fresh investments since January 2007, which has resulted in sharp decline in servicing fees from the Fund. Upon the redemption of underlying investors in the Fund, the Company will receive a majority of the residual cash flow from all portfolios acquired for each series of investors. The cumulative residual from the Fund cannot be estimated at this time and is not expected to be material.

Total operating expenses

Total operating expenses in the year ended September 30, 2009 declined by approximately 32% or $166,561 to $356,495 compared to $523,056 for the year ended September 30, 2008. The Company expects the overall expenses to decline further next year.

Other income and expense

For the year ended September 30, 2009, the Company had interest and other loss of $2,360 and ($26,963), respectively, compared to interest income of $8,193, interest expense of ($19,921), $32,340 gain on sale of receivables and $62,899 from debt forgiveness for the year ended September 30, 2008. The Company has no other contingent expense.

Income taxes

For the year ended September 30, 2009, the Company has not recorded any income tax liability.

Net Income (loss)

Net loss for the twelve months ended September 30, 2009 was ($134,540) versus net income of $168,659 for the twelve months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2009 the Company had working capital of $206,634 versus $276,349 versus for the year ended September 30, 2008. Working capital for year ended September 30, 2009 declined by approximately 25% or $69,715 from $276,349 for the year ended September 30, 2008. The decline was largely due to declining collections and lack of investments into new portfolios. At the year ended September 30, 2009, the Company had $196,443 in cash and continues to generate sufficient cash to fund operations for the foreseeable future.  The Company is seeking to merger with another company seeking to go public but timing and type of company cannot be ascertained at this time.

Cash Flows and Expenditures

Year ended September 30, 2009 compared to September 30, 2008

During the year ended September 30, 2009, the Company did not purchase any portfolio compared to $201,982 on portfolio acquisitions during year ended September 30, 2008. Total cash collected during the year ended September 30, 2009 was $282,229 versus $582,341 during the year ended September 30, 2008.

During the year we generated $32,267 in servicing revenue compared to $89,551during 2008 primarily from Ramco Income Fund, Ltd and another investment vehicle. Servicing fees from the Fund has declined due to redemptions and lack of additional investments.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using seven (7) collection agencies and several law firms on a contingency basis.

Cash used from operations was ($37,007) versus cash flow provided by operations $231,388 during the year ended September 30, 2008.

We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

Capital expenditures for fixed assets were not material for the year ended September 30, 2009 and all purchases of capital expenditures were funded with internal cash flow.

Net cash (used) from financing activities was $0 during the year ended September 30, 2009 versus ($284,468) during the year ended September 30, 2008.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of September 30, 2009.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)
12/31/2003	$569,070	$1,820,680	$15,268
4/11/2005	$375,000	$517,835	$26,000
7/25/2005	$177,668	$314,137	$4,000
3/9/2006	$191,992	$248,647	$3,000
4/7/2006	$331,974	$388,318	$22,000
12/31/04-12/20/06	$780,875	$1,271,177	$89,000
1/7/2007	$324,248	$402,736	$29,000
10/4/2007	$201,982	$34,078	$44,000

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

Critical Accounting Policies

The Company utilizes the interest method under guidance provided by the Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 310-30 to determine income recognized on finance receivables

In October 2003, ASC 310-30, “Accounting for Loans or Certain Securities Acquired in a Transfer” was issued. This ASC proposes guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This ASC is effective for loans acquired in fiscal years beginning after December 15, 2004. The ASC would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The ASC would require that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The ASC would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life. The ASC provides that previously issued annual financial statements would not need to be restated. Management is in the process of evaluating the application of this ASC. In accordance with ASC 310-30, the Company is currently is using the cost recovery method for revenue recognition for all its current portfolios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT
CORPORATION AND SUBSIDIARIES

CONSOLIDATED
FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2009 AND 2008

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE(S)
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	23-24

Consolidated Balance Sheets as of September 30, 2009 and 2008	25

Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008	26

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008	27

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008	28

Notes to Consolidated Financial Statements	26-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries
2500 Plaza 5, Harborside Financial Center, Jersey City, New Jersey, 07311

We have audited the accompanying consolidated balance sheet of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2009, and the results of its operations and its cash flows for the year ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

Marlton, New Jersey
January 13, 2010

406 LIPPINCOTT DRIVE, SUITE J, MARLTON, NJ 08053 T 856.355.5900 F 856.396.0022
OFFICES IN NEW YORK CITY | LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries
2500 Plaza 5, Harborside Financial Center, Jersey City, New Jersey, 07311

We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2008and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2008and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

Marlton, New Jersey
January 13, 2010

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash	$196,443	$233,450
Prepaid Expenses	939	939
Finance receivables - short term	47,050	79,457

Total current assets	244,432	313,846

OTHER ASSETS
Finance receivables - long-term	94,113	158,938

Total other assets	94,113	158,938

TOTAL ASSETS	$338,545	$472,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$37,798	$37,497

Total current liabilities	37,798	37,497

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share; 10,000,000 shares authorized in 2009 and 2008 and 0 shares issued and outstanding at September 30, 2009 and 2008, respectively	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in 2008 and 2007 and 16,052,896 and 17,122,896 shares issued and 16,052,896 shares outstanding at September 30, 2009 and 2008, respectively	16,053	17,123
Additional paid-in capital	614,566	628,535
Retained earnings (accumulated deficit)	(329,872)	(195,332)
	300,747	450,326

Less: Cost of treasury stock, 1,070,000 shares	-	(15,039)

Total stockholders' equity	300,747	435,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$338,545	$472,784

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

REVENUES
Financing income	$214,291	$481,743
Gain on sale of finance receivables	-	36,910
Service income and other	32,267	89,551
Total revenues	246,558	608,204

COSTS AND EXPENSES
Selling, general and administrative	356,495	523,056
Total costs and expenses	356,495	523,056

INCOME (LOSS) FROM OPERATIONS	(109,937)	85,148

OTHER INCOME (EXPENSES)
Other income (loss)	(26,963)	32,340
Forgiveness of debt	-	62,899
Interest income	2,360	8,193
Interest expense	-	(19,921)
Total other income (expenses)	(24,603)	83,511

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(134,540)	168,659

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(134,540)	$168,659

INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$0.01

INCOME (LOSS)PER COMMON SHARE, FULLY DILUTED	$(0.01)	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	16,052,896	17,108,901

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	16,052,896	19,004,901

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 and 2008

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE, SEPTEMBER 30, 2007	16,928,917	$16,929	$627,380	-	$-	$(363,991)	$280,318

Issuance of common stock - exercise of warrants (200,000 shares issued at $.0075 per shares)	200,000	200	1,300				1,500

Repurchase and cancellation of 6,021 shares of common stock for $ .025 per share	(6,021)	(6)	(145)				(151)

Repurchase of 1,070,000 shares of common stock for $ .014 per share				1,070,000	(15,039)		(15,039)

Net income (loss) for the year ended September 30, 2008						168,659	168,659

BALANCE, SEPTEMBER 30, 2008	17,122,896	$17,123	$628,535	1,070,000	$(15,039)	$(195,332)	$435,287

Retirement of Treasury stock	(1,070,000)	(1,070)	(13,969)	(1,070,000)	15,039	-	-

Net income (loss) for the year ended September 30, 2009						(134,540)	(134,540)

BALANCE, SEPTEMBER 30, 2009	16,052,896	$16,053	$614,566	-	$-	$(329,872)	$300,747

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,540)	$168,659
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Changes in Operating Assets and Liabilities
Proceeds from sale of portfolio - net of gain	-	177,545
Acquisition of finance receivables, net of buybacks	-	(201,982)
Collections applied to principal on finance receivables	97,231	158,291
Decrease in prepaid expenses	-	302
Increase (Decrease) accrued expenses	302	(71,427)
Net cash provided by (used in) operating activities	(37,007)	231,388

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(269,278)
Purchase of retired common stock	-	(150)
Repurchase of treasury stock	-	(15,040)
Net cash (used in) financing activities	-	(284,468)

NET (DECREASE) IN CASH	(37,007)	(53,080)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	233,450	286,530

CASH AND CASH EQUIVALENTS - END OF PERIOD	$196,443	$233,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR
Interest expense	$-	$19,121
Income taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.           THE COMPANY AND PRESENTATION

Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) was formerly Biopharmaceutics, Inc. In June 1999, pursuant to a meeting of the Board of Directors, Biopharmaceutics Inc, adopted a resolution and filed a certificate of amendment to the certificate of incorporation and changed the name of Biopharmaceutics, Inc., to Feminique Corporation.

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

B.           FINANCE RECEIVABLES

The Company has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310-30 for its investment in finance receivables, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This SOP limits the yield that may be accreted (accretable yield) to the excess of the Company’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company’s initial investment in the finance receivables.  Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company’s proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

During the quarter ended December 31, 2007, the Company acquired total portfolios for $201,982. The Company recognizes revenue using the "Recovery Method" for revenue recognition under which no revenue is recognized until the investment amount of $201,982 has been recovered.

During the quarter ended December 31, 2007 the Company sold several portfolios for a total sales price of $224,489. The Company recognized a net gain of $46,944 on these sales. During the quarter ended June 30, 2008 the Company was required to refund to the purchaser of these portfolios $11,034. Therefore the gain was adjusted to $35,910 as of September 30, 2008.

During the year ended September 30, 2009, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

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

Changes in finance receivables for the years ended September 30, 2009 and 2008 were as follows:

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $214,292 and $481,743 for the years ended September 30, 2009 and 2008 respectively.

Under ASC 310-30 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. Currently no amortized costs are below fair market value. Therefore, the Company has not recognized any impairment for the finance receivables.

C.           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

D.           CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2009 and 2008.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

E.           INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of the ASC 740, Accounting for Income Taxes, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

For the year ended September 30, 2009 warrants were not included in the computation of diluted EPS because inclusion would have been antidilutive. There were 946,000 warrants outstanding at September 30, 2009.

H.           RECENT ACCOUNT PRONOUNCEMENTS

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.           RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
The adoption of FASB No. 156 did not have a material impact on the Company’s results or financial statements.

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. ASC 820-10 will be effective for our financial statements issued for our fiscal year beginning October 1, 2008. The adoption of FASB Statement No. 157 did not have a material impact on the Company's results of operations or financial statements.

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of ASC 820-10 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under ASC 360-10 and 360-20.

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

In September 2006, the FASB issued ASC 715 and 958, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), FASB ASC 715-60, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FASB ASC 715-60), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. FASB ASC 715 & 958 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. This pronouncement has no effect on the Company at this time.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.           RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB issued FASB ASC 825-10, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“FASB ASC 825-10”). FASB ASC 825-10 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB ASC 825-10 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB ASC 820-10 “Fair Value Measurements” (“FASB ASC 820-10”). The Company is currently assessing the impact that FASB ASC 825-10 will have on its financial statements.

In December 2007, the FASB issued FASB ASC 810-10, “Noncontrolling Interest in Consolidated Financial Statements” (“FASB ASC 810-10”).  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. FASB ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This pronouncement has no effect on the Company at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued FASB ASC 815-10,  about Derivative Instruments and Hedging Activities—an amendment of FASB ASC 815, “Accounting for Derivatives and Hedging Activities.”  FASB ASC 815-10 has the same scope as FASB ASC 815 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  FASB ASC 815-10 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 has not yet been superseded by FASB Accounting Standards Codification (ASC) Topic 105. This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.           RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

In May of 2008 the Financial Accounting Standards Board (FASB) issued FASB ASC 944, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855-10, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 855-10 will not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS No. 166 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS No. 167 has not yet been superseded by FASB Accounting Standards Codification Topic 105. SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This

Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.           RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

On June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 162”). Under ASC 105-10, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 will not have a material impact on its financial position or results of operations.

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

NOTE 3-             STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2009 and 2008, the Company had -0- and 950,000 options outstanding under this plan.

NOTE 4-             WARRANTS

The Company issued warrants during the year 2004. At September 30, 2009 and September 30, 2008, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.01 per warrant per share. The warrants expire on December 31, 2010.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2009 AND 2008

NOTE 5-             INCOME TAXES (CONTINUED)

There was no provision for income tax for the years ended September 30, 2009 and 2008.

Due to the uncertainty of utilizing the approximate $329,872 and $195,352 in net operating losses, for the years ended September 30, 2009 and 2008 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2029.

NOTE 6-             STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 and 17,122,896 shares issued and outstanding at September 30, 2009 and 2008, respectively.  The par value for the common stock is $.001 per share.

The following details the stock transactions for the years ended September 30, 2009 and 2008.

The Company received $1,500 for the exercise of 200,000 warrants at $.0075 per share in May 2007. During the month of October 2007 the Company issued 200,000 common shares in exchange for the warrants exercised in May 2007 for $.0075 per share. The Company was carrying the unissued shares as a liability for stock to be issued until the date of issuance.

During the month ended December 31, 2007 the Company repurchased 6,021 shares of common stock at $.025 per share for a total amount of $151. The stock purchase was completed at December 31, 2007. These shares were cancelled.

During the quarter ended September 30, 2008 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039. The shares were accounted for as treasury stock as of September 30, 2008.  During the quarter ended December 31, 2008 the Company retired these treasury.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of September 30, 2009 and 2008.

NOTE 7-             RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the year ended September 30, 2009 and 2008 were $32,267 and $89,551 respectively.

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
SEPTEMBER 30, 2009 AND 2008

NOTE 8-             FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

NOTE 9-             SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since September 30, 2009 through January 13, 2009, the date of the independent registered public accounting firm’s report. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein other than what is noted above.

ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

Management’s Assessment

Management has determined that, as of the September 30, 2009 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

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

Revenue Recognition: The Company currently uses “Recovery Method” instead of Interest Method for recognizing finance income. Finance income is only recognized when the investment cost has been fully recognized.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	43	Director, President, CEO and CFO
Gobind Sahney	48	Chairman
Steven Lowe	49	Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 48, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 43, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New Jersey.

Steven Lowe, age 49, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2009 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended September 30, 200 and 2008 exceeded $100,000.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Max Kahn, President, Chief Executive Officer, Chief Financial Officer (1)	2009	$75,000	-0-	-0-	-0-	-0-	-0-	-0-	$75,000
	2008	$100,000	-0-	-0-	-0-	-0-	-0-	-0-	$100,000
	2007	$100,000	-0-	-0-	-0-	-0-	-0-	-0-	$100,000
Steven Lowe Director and Secretary (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gobind Sahney Chairman of the Board (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2009.  There were no shares of stock awarded or vested with respect to any of those executive officers.

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

None

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of RAMC’s outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of December 1, 2009, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

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

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 1, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 16,052,896 shares of common stock outstanding on December 1, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 1, 2009, as described herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There has not been any related transaction during the year ended September 30, 2009. Mr. Steven Lowe remains the only independent director of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Friedman LLP and Bagell, Josephs Levine & Company, L.L.C for the fiscal years ended September 30, 2009 and 2008 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2009		September 30, 2008

Audit Fees		$20,000	$27,500
Audit Related Fees	$		$5,000
Tax Fees		$1,500	$1,500
All Other Fees		$0	$0
Total		$21,500	$32,000

Audit Fees for the fiscal years ended September 30, 2009 and 2008 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2009 and 2008 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal year ended September 30, 2009 and 2008 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September, 2009 and 2008.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2009 and 2008.
B.  Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended September 30, 2009 and 2008.
D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 46  to 47 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January 2010.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan
By: Max Khan
Chief Executive Officer, Chief Financial/Accounting Officer, and Director
Date: January 13, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive/Accounting Officer, Chief Financial Officer and Director
Date: January 13, 2010

/s/ Gobind Sahney
By: Gobind Sahney
Chairman of the Board
Date: January 13, 2010

/s/ Steven Lowe
By: Steven Lowe
Director
Date: January 13, 2010