Form 10-Q
period 2009-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2010-02-16
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐     Small reporting company ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 12, 2010
Common Stock:  16,052,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2009	September 30, 2009

ASSETS

CURRENT ASSETS
Cash	$185,582	$196,443
Prepaid expenses	-	939
Finance receivables - short term	46,434	47,050

Total current assets	232,016	244,432

OTHER ASSETS
Finance receivables - long-term	92,867	94,113

Total other assets	92,867	94,113

TOTAL ASSETS	$324,883	$338,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$41,885	$37,798

Total current liabilities	41,885	37,798

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share; 10,000,000 shares authorized in 2009 and 2008 and 0 shares issued and outstanding at December 31, 2009 and September 30, 2009	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in 2009 and 2008 and 16,052,896 shares issued and outstanding at December 31, 2009 and September 30, 2009	16,053	16,053
Additional paid-in capital	614,566	614,566
Accumulated deficit	(347,621)	(329,872)

Total stockholders' equity	282,998	300,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$324,883	$338,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUES
Financing income	$53,920	$77,951
Service income and other	2,800	8,785
Total revenues	56,720	86,736

COSTS AND EXPENSES
Selling, general and administrative	74,590	136,385
Total costs and expenses	74,590	136,385

INCOME (LOSS) FROM OPERATIONS	(17,870)	(49,649)

OTHER INCOME (EXPENSES)
Interest income	121	1,429
Total other income (expenses)	121	1,429

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,749)	(48,220)

PROVISION FOR INCOME TAXES	-	-

(LOSS) APPLICABLE TO COMMON STOCK	$(17,749)	$(48,220)

(LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	16,052,896	16,052,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,749)	$(48,220)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	1,862	21,426
Prepaid Assets	939	-
Accrued expenses	4,087	22,174
Net cash (used in) operating activities	(10,861)	(4,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of retired common stock	-	(25)
Net cash (used in) financing activities	-	(25)

NET (DECREASE) IN CASH	(10,861)	(4,645)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	196,443	233,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$185,582	$228,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR
Interest expense	$-	$-
Income taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2009 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

B.	FINANCE RECEIVABLES

The Company has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310-30 for its investment in finance receivables, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” ASC 10-30 limits the yield that may be accreted (accretable yield) to the excess of the Company’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company’s initial investment in the finance receivables. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company’s proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

During the three months ended December 31, 2009 and 2008, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Changes in finance receivables for the three months ended December 31, 2009 were as follows:
2009

Balance at beginning of year October 1, 2009	$141,163
Acquisition of finance receivables - net	-
Cash collections applied to principal	(1,862)
Sale of portfolio - net of gain	-
Balance at the end of the period	$139,301
Estimated Remaining Collections ("ERC")*	$175,220

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $53,920 and $77,951 for the periods ended December 31, 2009 and 2008 respectively.

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2009 and September 30, 2009.

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

F.  USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during this reported period. Actual results could differ from those estimates.

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

H.   RECENT ACCOUNT PRONOUNCEMENTS

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
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

On June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 162”). Under ASC 105-10, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial position or results of operations.

NOTE 2-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2009 and September 30, 2009, the Company had no options outstanding under this plan.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 3-	WARRANTS

The Company issued warrants during the year 2004. At December 31, 2009 and September 30, 2009, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.0075 per warrant per share. The warrants expire on December 31, 2010.

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

There was no provision for income tax for the three months ended December 31, 2009 and 2008.

Due to the uncertainty of utilizing the approximate $347,621 and $243,552 in net operating losses, for the three months ended December 31, 2009 and 2008 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2030.

	December 31,	December 31,
	2009	2008

Deferred tax assets	$121,667	$85,243
Less: valuation	(121,667)	(85,243)
Totals	$-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 5-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 shares issued and outstanding at December 31, 2009 and September 30, 2009. The par value for the common stock is $.001 per share.

The following details the stock transactions for the three months ended December 31, 2009 and 2008.

During the quarter ended September 30, 2008 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039. The shares were accounted for as treasury stock as of September 30, 2008.  During the quarter ended December 31, 2008 the Company retired these treasury shares.

There were no common stock transactions for the three months ended December 31, 2009.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of December 31. 2009 and September 30, 2009.

NOTE 6-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the year ended December 31, 2009 and 2008 were $2,800 and $8,075 respectively.

NOTE 7-	FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and liabilities based  upon the fair value hierarchy specified by FASB Accounting Standards Codification   (“ASC “) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurement, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

Level 3 – Unobservable inputs that reflect the Company’s own assumptions.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Assets	Level I	Level II	Level III	Total

Finance receivables	-	-	139,301	139,301

Total Assets	-	-	139,301	139,301

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 8-	SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since September 30, 2009 through February 12, 2010. There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein other than what is noted above.

ITEM 2.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10K as of and for the year ended September 30, 2009 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

RESULTS OF OPERATIONS

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund. The Company is no longer acquiring any portfolios and is seeking to merge with or acquire another operating entity seeking to go public via reverse merger. There is no assurance that the company will succeed in such a merger or acquisition.

	Three Months Ended December 31, 2009
	2009	2008	$ Change	% Change

Net Collections (excluding sale)	$53,961	$98,216	$(44,255)	-45%

Finance Income	$53,920	$77,951	$(24,031)	-31%

Servicing Income	$2,800	$8,785	$(5,985)	-68%

Operating Expenses	$74,590	$136,385	$(61,795)	-45%

Net Income (Loss)	$(17,749)	$(48,220)	$30,471	-161%

Revenue

During the quarter ended December 31, 2009, the Company had a net loss of ($17,749) on revenue of $56,720 versus a net loss of ($48,220) and revenue of $86,736 quarter ended December 31, 2008. Total revenue for the quarter ended December 31, 2009 included finance income of $53,920 and servicing income of $2,800 versus finance income of $77,951 and servicing income of $8,785 during the quarter ended December 31, 2008. Finance income declined by approximately 31% or $24,031 and servicing income declined by 68% or $5,985 during the quarter ended December 31, 2009 when compared to quarter ended December 31, 2008. Servicing income has been declining due to run-off of portfolios held in Ramco Income Fund and another special purpose vehicle (SPV). The company collected $53,961 during the quarter ended December 31, 2009 versus $98,216 during the quarter ended December 31, 2008. Cash collections continue to decline due to tough economic environment and lack of investments in new portfolios.

Operating Expenses

Total operating expenses for the three month ended December 31, 2009 were $74,590 compared to $136,385 for the three month ended December 31, 2008. The Company continues to reduce operating expenses in light of declining recoveries and lack of investments in new portfolios.

Rent and Occupancy

Rent and occupancy expenses were $10,059 for the three months ended December 31, 2009 versus $9,410 for the three months ended December 31, 2008.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2009.

Purchase of Defaulted Receivables

During the quarters ended December 31, 2009 and December 31, 2008, the Company did not acquire any portfolios.

Portfolio Data

The following table shows the Company’s portfolio buying activity during the quarter, among other things, the purchase price, actual cash collections and estimated cash collection as of December 31, 2009.

Purchase Period	Purchase Price(1)	Actual Cash Collection (2)	Estimated (3)
12/31/2003	$569,070	$1,822,975	$12,973
4/11/2005	$375,000	$531,316	$21,000
7/25/2005	$177,668	$314,495	$3,642
4/7/2006	$331,974	$389,357	$20,961
12/31/04-12/20/06	$780,875	$1,305,102	$55,075
1/7/2007	$324,248	$404,167	$27,569
10/4/2007	$201,982	$34,510	$34,000

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

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 6 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is approximately 25% which is expected to rise during the later years of recovery. The Company records revenues net of all collection fees.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital of $190,131 versus working capital of $206,634 during the quarter ended December 31, 2008. The decrease in working capital is largely due to declining collections and servicing fees and will continue to decline for the same reasons.   The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the foreseeable future. At the end of three month ended December 31, 2009, the Company had net cash of $185,582 versus net cash of $196,443 at the end of quarter ended December 31, 2008. Net cash used by operating activities was ($10,861) versus net cash used by operating activities of ($4,620) for the three months ended December 31, 2008. There were no cash flows from financing activities in comparable quarters.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter, the Company generated approximately $53,920 and collected $2,800 from servicing fees versus $98,216 from collections and $8,785 from servicing compared during the quarter ended December 31, 2008. Cash collections will continue to decline due to a difficult economic environment, lack of portfolio investments and impaired ability to resell portfolios in the secondary market.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future The Company has begun a strategic review of operations and is exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2009.

Contractual Obligation

The Company entered into a 12 month lease with H&Q Global Services at $2,800 per month plus variable expenses that include telecommunication, copier, postage and delivery charges. This lease expires on March 31, 2010 and the Company is in the process of evaluating other lease options.

Market Outlook for Charged-off Receivables

Recently there has been a substantial inflow of capital into this business which has resulted in significant increase in prices paid. Prices have started to come down due to a tighter credit environment and declining quality of consumer credit. Any pronounced correction will force many too sell their remaining portfolios and exit the market considering the payback periods have been stretched due to high prices paid.

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
The risks, uncertainties and assumptions may include the following:

▪
Due to an inability to raise capital and a deep recession, the Company decided not to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.

▪
changes in the business practices of credit originators in terms of selling defaulted consumer receivables   or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

▪	ability to acquire sufficient portfolios;

▪	ability to recover sufficient amounts on acquired portfolios;

▪	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

▪	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

▪	the Company’s ability to retain the services of recovery partners;

▪	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

▪	the degree and nature of the Company’s competition;

▪	our ability to respond to changes in technology and increased competition;

▪	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. They have concluded that, as of December 31, 2009 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2009 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable.

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

Date: February 12, 2010

	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: February 12, 2010