Form 10-Q
period 2010-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2010-05-13
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2010

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2 Executive Drive
Fort Lee, NJ 07024
201-677-8904

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐      Small reporting company ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 10, 2010
Common Stock:  16,052,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
(FORMERLY FEMINIQUE CORPORATION AND SUBSIDIARIES)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Pages

Condensed Consolidated Balance Sheet as of March 31, 2010 – Unaudited	4

Condensed Consolidated Statements of Operations For the Six Months and Three Months Ended March 31, 2010 and 2009 – Unaudited	5

Condensed Consolidated Statements of Cash Flows For the Six Months Ended March 31, 2010 and 2009 – Unaudited	6

Notes to Condensed Consolidated Financial Statements	7-12

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$176,031	$196,443
Prepaid assets	4,313	939
Finance receivables - short term	44,670	47,050

Total current assets	225,014	244,432

OTHER ASSETS
Finance receivables - long-term	89,339	94,113

Total other assets	89,339	94,113

TOTAL ASSETS	$314,353	$338,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$45,513	$37,798

Total current liabilities	45,513	37,798

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized and 0 shares issued
and outstanding at March 31, 2010 and September 30, 2009	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized and 16,052,896 shares
issued and outstanding at March 31, 2010 and September 30, 2009	16,053	16,053
Additional paid-in capital	614,566	614,566
Accumulated deficit	(361,779)	(329,872)

Total stockholders' equity	268,840	300,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$314,353	$338,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2010	2009	2010	2009

REVENUES
Financing income	$106,064	$132,792	$52,144	$54,840
Service income and other	9,680	14,716	6,880	5,932
Total revenues	115,744	147,508	59,024	60,772

COSTS AND EXPENSES
Selling, general and administrative	147,878	237,107	73,290	100,722
Total costs and expenses	147,878	237,107	73,290	100,722

LOSS FROM OPERATIONS	(32,134)	(89,599)	(14,266)	(39,950)

OTHER INCOME
Interest income	227	1,927	106	498
Total other income	227	1,927	106	498

LOSS BEFORE PROVISION FOR INCOME TAX	$(31,907)	$(87,672)	$(14,160)	$(39,452)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(31,907)	$(87,672)	$(14,160)	$(39,452)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES OF COMMON STOCK - BASIC	16,052,896	16,052,896	16,052,896	16,052,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(31,907)	$(87,672)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	7,154	28,924
Prepaid assets	(3,374)	-
Accrued expenses	7,715	33,537

Net cash (used in) operating activities	(20,412)	(25,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(25)

Net cash (used in) financing activities	-	(25)

NET DECREASE IN CASH	(20,412)	(25,236)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	196,443	233,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$176,031	$208,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The accompanying unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2009 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the six months ended March 31, 2010 and 2009, the Company neither acquired nor sold any finance receivables.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	FINANCE RECEIVABLES (CONTINUED)

Gains on sale of finance receivables, representing the difference between sales price and the unamortized value of the finance receivables, are recognized when finance receivables are sold.

Changes in finance receivables for the six months ended March 31, 2010 were as follows:

2009

Balance at beginning of year October 1, 2009	$141,163
Acquisition of finance receivables - net	-
Cash collections applied to principal	(7,154)
Sale of portfolio - net of gain	-
Balance at the end of the period	$134,009
Estimated Remaining Collections ("ERC")*	$134,000

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $106,064 and $132,792 for the periods ended March 31, 2010 and 2009 respectively.

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

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2010 and September 30, 2009.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

H.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2010 and September 30, 2009, the Company had no options outstanding under this plan.

NOTE 3-	WARRANTS

The Company issued warrants during the year 2004. At March 31, 2010 and September 30, 2009, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.0075 per warrant per share. The warrants expire on December 31, 2010.

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

There was no provision for income tax for the six months ended March 31, 2010 and 2009.

Due to the uncertainty of utilizing the approximate $ 361,779 and $283,004 in net operating losses, for the six months ended March 31, 2010 and 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2030.

	March 31, 2010	March 31, 2009

Deferred tax assets	$126,623	$99,051
Less: valuation allowance	(126,623)	(99,051)
Totals	$-	$-

NOTE 5-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 shares issued and outstanding at March 31, 2010 and September 30, 2009. The par value for the common stock is $.001 per share.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 5-	STOCK HOLDERS’ EQUITY (CONTINUED)

COMMON STOCK

The following details the stock transactions for the six months ended March 31, 2010 and 2009.

During the quarter ended September 30, 2008 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039. The shares were accounted for as treasury stock as of September 30, 2008.  During the quarter ended December 31, 2008 the Company retired these treasury shares.

There were no common stock transactions for the six months ended March 31, 2010.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of March 31, 2010 and September 30, 2009.

NOTE 6-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity and other investments it manages. The Company is the investment manager of the Fund.  The servicing fees for the periods ending March 31, 2010 and 2009 were $9,680 and $14,716 respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

	Level I	Level II	Level III	Total

Assets

Finance receivables	-	-	134,009	134,009

Total Assets	-	-	134,009	134,009

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

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

This report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements involve risks, uncertainties and assumptions that if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are forward-looking statements, including statements regarding overall trends, gross margin trends, operating cost trends, liquidity and capital needs and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

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

RESULTS OF OPERATIONS

	Quarter Ended March 31, 2010 & 2009
	2010	2009	$ Change	% Change

Net Collections	$57,434	$66,315	$(8,881)	-13%

Finance Income	$52,144	$54,840	$(2,696)	-5%

Servicing Income	$6,880	$5,932	$948	16%

Operating Expenses	$73,290	$100,722	$(27,432)	-27%

Loss Before Taxes	$(14,160)	$(39,452)	$25,292	64%

Fully Diluted EPS	$(0.00)	$(0.00)	$0.000	0%

Revenue

The Company generated $59,024 in revenue and suffered a net loss of ($14,160) during the quarter ended March 31, 2010 versus $60,772 in revenue and suffered a net loss of $39,452 during the quarter ended March 31, 2009. During the quarter ended March 31, 2010, total revenue included $52,144 in finance income and $6,880 in servicing income versus $54,840 in finance income and $5,932 in servicing income during the quarter ended March 31, 2009. In the quarter ended March 31, 2010, finance income declined by approximately 5% to $52,144 and servicing income increased by approximately 16% when compared to finance income of $54,840 and servicing income of 5,932 in the quarter ended March 31, 2009. Finance income and servicing incomes will continue to decline due to lower collections, lack of new investments and declining level of managed funds. During the quarter ended March 31, 2010, the company collected $57,434 versus $66,315 during the quarter ended March 31, 2009.

Operating Expenses

Total operating expenses decreased by approximately 27% or $27,432 to $73,290 for the three months ended March 31, 2010 versus $100,722 for the three months ended March 31, 2009. The Company expects operating expenses to decline sequentially.

 Rent and Occupancy

Rent and occupancy expenses were $9,729 for the three months ended March 31, 2010 versus $9,510 for the three months ended March 31, 2009.

Depreciation

The Company did not record any depreciation expense for the three months ended March 31, 2010.

Purchase of defaulted receivables

During the quarters ended March 31, 2010 and March 31, 2009, the Company did not purchase any portfolio of receivables

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had working capital of $179,501 versus $207,936 as of March 31, 2009.   The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. At the six month ended March 31, 2010, the Company had net cash of $176,031 versus net cash of $208,214 at the end of six month ended March 31, 2009. Net cash used from operating activities during the six months ended March 31, 2010 was ($20,412) versus ($25,211) during the six months ended March 31, 2009. There was no cash flow from financing activity during the six months ended March 31, 2010 and was not material during the six months ended March 31, 2009.

Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended March 31, 2010, the Company generated approximately $57,434 in collections versus approximately $66,315 during the quarter ended March 31, 2009.  The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months.

Income Taxes

We did not record any income tax provision for the quarter ended March 31, 2010.

Contractual Obligation

The Company entered into a 12 month lease with Fort Lee EP LLC at $2,000 per month which includes Internet and Telephony effective April 1, 2010.

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

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. They have concluded that, as of March 31, 2010 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2010 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

Date: May 13, 2010
	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: May 13, 2010