Form 10-Q
period 2010-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2010-08-16
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2010

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

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer  ☐      Small reporting company ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Aug 9, 2010

Common Stock:  16,052,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 20010 AND 2009

PAGE(S)
FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and Year Ended September 30, 2009	4

Condensed Consolidated Statements of Operations for the nine months ended June 30, 2010 and 2009 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-13

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$174,437	$196,443
Prepaid Expenses	2,000	939
Finance receivables - short term	22,811	47,050

Total current assets	199,248	244,432

OTHER ASSETS
Finance receivables - long-term	45,621	94,113

Total other assets	45,621	94,113

TOTAL ASSETS	$244,869	$338,545

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued and other expenses	$53,878	$37,798

Total current liabilities	53,878	37,798

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share; 10,000,000 shares authorized and 0 shares issued and outstanding at June 30, 2010 and September 30, 2009	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized and 16,052,896 shares issued and outstanding at June 30, 2010 and September 30, 2009	16,053	16,053
Additional paid-in capital	632,148	614,566
Retained earnings (accumulated deficit)	(457,210)	(329,872)

Total stockholders' equity	190,991	300,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244,869	$338,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	FOR THE NINE MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

REVENUES
Financing income	$131,976	$188,422	$25,912	$55,629
Service income and other	11,440	18,973	1,760	4,257
Total revenues	143,416	207,395	27,672	59,886

COSTS AND EXPENSES
Selling, general and administrative	209,747	284,402	61,868	47,294
Total costs and expenses	209,747	284,402	61,868	47,294

INCOME (LOSS) FROM OPERATIONS	(66,311)	(77,008)	(34,196)	12,592

OTHER INCOME
Other income (loss)	(61,301)	-	(61,301)	-
Interest income	294	2,218	67	291
Total other income	(61,007)	2,218	(61,234)	291

LOSS BEFORE PROVISION FOR INCOME TAX	$(127,338)	$(74,789)	$(95,430)	$12,883

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(127,338)	$(74,789)	$(95,430)	$12,883

INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.01)	$(0.00)	$(0.01)	$0.00

INCOME (LOSS) PER COMMON SHARE, FULLY DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	16,052,896	16,052,896	16,052,896	16,052,896

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	16,052,896	16,052,896	16,052,896	16,998,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(127,338)	$(74,789)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge relating to finance receivables.	61,301	-
Options issued for compensation	17,581	-

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	11,430	32,749
(Increase) in prepaid expenses	(1,061)	-
Increase (decrease) accrued expenses	16,081	(3,223)

Net cash provided by (used in) operating activities	(22,006)	(45,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(25)

Net cash (used in) financing activities	-	(25)

NET DECREASE IN CASH	(22,006)	(45,288)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	196,443	233,450

CASH AND CASH EQUIVALENTS - END OF PERIOD	$174,437	$188,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2009 audited consolidated financial statements and the accompanying notes thereto, filed with the Company’s Form 10-K. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations, changes in stockholders' equity (deficit), and cash flows for the periods presented.

B. FINANCE RECEIVABLES

The Company has adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 310-30 for its investment in finance receivables, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer,” which limits the yield that may be accreted (accretable yield) to the excess of the Company’s estimate of undiscounted expected principal, interest and other cash flows (cash flows expected at the acquisition to be collected) over the Company’s initial investment in the finance receivables.  Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the finance receivables yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment to the finance receivable portfolios. The Company’s proprietary collections model is designed to track and adjust the yield and carrying value of the finance receivables based on the actual cash flows received in relation to the expected cash flows.

During the nine months ended June 30, 2010 and 2009, the Company neither acquired nor sold any finance receivables. In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. The Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Changes in finance receivables for the nine months ended June 30, 2010 were as follows:

2010
Balance at beginning of year October 1, 2009	$141,163
Acquisition of finance receivables - net	-
Cash collections applied to principal	(11,430)
Receivable writedown	(61,301)
Sale of portfolio - net of gain	-
Balance at the end of the period	$68,432
Estimated Remaining Collections ("ERC")*	$68,432

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $131,976 and $188,422 for the periods ended June 30, 2010 and 2009 respectively.

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2010 and September 30, 2009.

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

G.  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented. There were 750,000 stock options issued on June 25, 2010 which are not included in the calculation of fully diluted loss per common share for the three and nine months ended June 30, 2010 as they are anti-dilutive. The 946,000 warrants discussed in Note 3 are included in the computation of fully diluted earnings per share for the three months ended June 30, 2009, but not included in the computation of fully diluted loss per share for the nine months then ended as they are anti-dilutive.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

H.   RECENT ACCOUNT PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2- STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than ninety percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the Board of Directors, whichever is shorter. At September 30, 2009 the Company had no options outstanding under this plan.

On June 25, 2010, the Company issued 750,000 stock options to one employee.  This was the first time the Company issued stock under the aforementioned stock option plan.  The weighted average fair value for the options granted during the three months ended June 30, 2010 was $0.02 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions shown as a weighted average:

For the Three Months Ended June 30, 2010
Expected Option Lives	1 Year
Risk-free interest rates	.290%
Expected volatility	239.6%
Dividend yield	0.0%

At June 30, 2010 and September 30, 2009, the Company had 750,000 and 0 options outstanding under this plan. All options were exercisable and fully vested at grant date.

Included in selling, general, and administrative expenses in the accompanying  condensed consolidated statements of operations is the following amount of stock based compensation  for the three and six months ended June 30, 2010:  $17,600.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 3- WARRANTS

The Company issued warrants during the year 2004. At June 30, 2010 and September 30, 2009, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.0075 per warrant per share. The warrants expire on December 31, 2010.

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

There was no provision for income tax for the nine months ended June 30, 2010 and 2009.

Due to the uncertainty of utilizing the approximate $ 457,210 and $270,121 in net operating losses, nine months ended June 30, 2010 and 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2030.

	June 30, 2010	June 30, 2009
Deferred tax assets	$160,024	$94,542
Less: valuation allowance	(160,024)	(94,542)
Totals	$-	$-

The valuation allowance increased $65,482 and $ 32,890 during the nine months ended June 30, 2010 and 2009.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5- STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,052,896 shares issued and outstanding at June 30, 2010 and September 30, 2009. The par value for the common stock is $.001 per share.

The following details the stock transactions for the nine months ended June 30, 2010 and 2009.

During the quarter ended September 30, 2008 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039. The shares were accounted for as treasury stock as of September 30, 2008.  During the quarter ended December 31, 2008 the Company retired these treasury shares.

There were no common stock transactions for the nine months ended June 30, 2010.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of June 30, 2010 and September 30, 2009.

NOTE 6- RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the year ended June 30, 2010 and 2009 were $11,440 and $18,973 respectively.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets

Finance receivables	-	-	$68,432	$68,432

Total Assets	-	-	$68,432	$68,432

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 8-  Commitments

The Company entered into a two year sublease on March 31, 2010 which includes rent, internet, and telephone at $2,000 per month which expires on March 31, 2012.

ITEM 2. MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2009 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

	2010	2009	$ Change	% Change
Net Collections (excluding sale)	$30,189	$59,455	$(29,266)	-49.22%

Finance Income	$25,912	$55,629	$(29,717)	-53%

Servicing Income	$1,760	$4,257	$(2,497)	-59%

Operating Expenses	$61,868	$47,294	$14,574	31%

Net Income (Loss)	$(95,430)	$12,883	$(108,313)	-841%

Revenue

The Company generated $27,672 in revenue and had a net loss of ($95,430) during the quarter ended June 30, 2010 versus net income of $12,883 on revenue of $59, 886 during the quarter ended June 30, 2009. For the nine months ended June 30, 2010, the company had a net loss of ($127,338) on revenue of $143,416 versus net loss of ($74,789) on revenue of $207,395 during the nine months ended June 30, 2009. Total revenue for the quarter ended June 30, 2010 included finance income of $25,912 and servicing income of $1,760 versus finance income of $55,629 and servicing income of $4,257 during quarter ended June 30, 2009. Finance income during the quarter ended June 30, 2010 declined by 53% or $29,717 compared to the quarter ended June 30, 2009. Servicing income declined by 59% or $2,497 compared to the quarter ended June 30, 2009. Servicing income largely came from servicing of portfolios other than from Ramco Income Fund managed by the Company and is expected to decline during subsequent quarters due to additional redemptions of shares in Ramco Income Fund and declining recoveries from two other managed portfolios. During the nine months ended June 30, 2010, finance income declined by approximately 30% or $56,446 and servicing income declined by approximately 40% or $7,535 compared to nine months ended June 30, 2009. During the quarter ended June 30, 2010 the company collected $30,189 versus $59,455 in the quarter ended June 30, 2009. The Company has not invested in new portfolios since September 2007 and is essentially in a run-off mode with respect to current receivables.

Operating Expenses

During the quarter ended June 30, 2010, total operating expenses increased by 31% or $14,574 to $61,868 from $47,294 during the quarter ended June 30, 2009. The operating expenses include a $17,581 charge for options issued as compensation. The Company expects to maintain the current level of expenses going forward.

Rent and Occupancy

Rent and occupancy expenses were $6,312 during the quarter ended June 30, 2010 versus $9,635 during the quarter ended June 30, 2009.

Depreciation

The Company did not record any depreciation expense for the nine months ended June 30, 2010.

Purchase of Defaulted Receivables

During the quarters ended June 30, 2010 and June 30, 2009, the Company did not purchase any portfolio of receivables. The Company has ceased investing in new portfolios since September 2010.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had working capital of $170,294 versus $223,370 versus at the end of quarter ended June 30, 2009. The decline is in line with declining collections due to lack of new investments and write-down of receivables totaling $61,301. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the nine months ended June 30, 2010, the Company had net cash of $174,437 versus net cash of $188,162 at the end of nine months ended June 30, 2009. Net cash used in operating activities was ($22,006) during the nine months ended June 30, 2010 versus ($45,263) during the nine months ended June 30, 2009. There was no net cash used in financing activities during the nine months ended June 30, 2010 versus ($25) during the nine months ended June 30, 2009. The Company did not raise any capital through issuance of securities during the nine month ended June 30, 2010.

Cash generated from operations is depended upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy, purchase price and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause a negative impact on the Company’s business could have a material negative impact on its expected future cash flows. During the quarter ended June 30, 2010, the Company generated approximately $25,912 from collections and $1,760 from servicing versus $55,629 from collections and $4,257 from servicing versus June 30, 2009.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the foreseeable future

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2009.

Contractual Obligation

The Company entered into a 24 month lease at $2,000 per month which includes broadband and telephone.  The lease expires on March 31, 2012.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

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

•
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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. They have concluded that, as of June 30, 2010 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2010 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: Aug 16, 2010	By:	/s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: Aug 16, 2010	By:	/s/ Max Khan
Max Khan
Chief Executive Officer,
Chief Financial Officer and Director