Form 10-K
period 2010-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2011-01-12
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-17750

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	13-3186327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Executive Drive, Suite 630
Fort Lee, New Jersey	07024
(Address of principal Executive Offices)	(Zip Code)

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
 Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 30, 2010 is 17,748,896 shares, all of one class, $.001 par value per share.  Of this number, 9,231,962 shares were held by non-affiliates of the Registrant.

The Company’s common stock has been trading on the OTCBB since October 2004 and, accordingly, the aggregate “market value” of such shares is approximately $100,000.  The “value” of the 9,231,962 shares held by non-affiliates, based upon the book value as of September 30, 2010 is less than $0. 02 per share.

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

DOCUMENTS INCORPORATED BY REFERENCE – None

TABLE OF CONTENTS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Receivable Acquisition & Management Corporation,” “RAMC,” “the Company,” “we,” “us,” and “our” refer to Receivable Acquisition & Management Corporation and its wholly owned subsidiary.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

Part I

ITEM 1.  BUSINESS

We are a Delaware corporation whose principal executive offices are located at 2 Executive Drive, Suite 630, Fort Lee, NJ 07024. Unless the context otherwise requires, the terms “we”, "us" or "our" as used herein refer to Receivable Acquisition & Management Corporation and our subsidiary.

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

For the years ended September 30, 2010 and September 30, 2009, our revenues were approximately $158,851 and $246,558 and our net loss was ($136,318) and ($134,540), respectively. The Company has discontinued making new investments and is seeking to merge with or acquire another company seeking to go public via reverse merger.

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

Strategy

The Company ceased making new investments in charged off consumer credit portfolios since October 2007 and is currently running off existing portfolios and seeking to merge with or acquire companies in the healthcare and information technology industry.

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

Employees

As of September 30, 2010, we had one full-time employee.

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

Due to our inability to raise capital and the world’s deep recession, we decided to make new investments and have subsequently been only collecting from previously purchased portfolios. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.

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

The loss of any of our executive officers may adversely affect our operations and our ability to successfully merge with or acquire another company.

Our President and Chief Executive Officer, Max Khan, is responsible for making substantially all management decisions, including determining which portfolios to purchase, the purchase price and other material terms of such portfolio acquisitions. These decisions are instrumental to the success of our business. The loss of Max Khan could disrupt our operations and adversely affect our ability to successfully acquire and service receivable portfolios.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 17,702,896 shares of common stock issued and outstanding as of the date hereof. In addition, approximately 46,000 warrants to purchase our common stock were outstanding as of the date hereof. We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. As of September 30, 2010 there were 46,000 shares available for such purpose. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 2 Executive Drive, Suite 630, Fort Lee, NJ 07024. We lease our New Jersey facility at approximately $2,000 per month and such lease expires on December 30, 2011.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2010 was $0.01 per share.

Quarter Ended	High ($)	Low ($)
March 31, 2009	.03	.01
June 30, 2009	.06	.01
September 30, 2009	.02	.01
December 31, 2009	.02	.01
March 31, 2010	.19	.02
June 30, 2010	.51	.03
September 30, 2010	.29	.04
December 31, 2010	.42	.02

Holders

As of December 31, 2010 we had approximately 260 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

As of September 30, 2010, we had the following securities authorized for issuance under the equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,500,000	$0.01	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,500,000	$0.01	—

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009.

Revenues

Total revenue for the twelve months ended September 30, 2010 declined by approximately 36% to $158,851 from $246,558 for the year ended September 30, 2009. The Company had a net loss of ($136,318) for the year ended September 30, 2010 versus net loss of ($134,540) for the year ended September 2009. Servicing income was generated from Ramco Income Fund Ltd and one other investment vehicle managed by the Company. The finance income is net of all collections expenses because the Company outsources all its collections on a contingency basis.

For the twelve months ended September 30, 2010 and September 30, 2009, the Company did not invest in any portfolio. The Company has stopped purchasing portfolios after October 2007 due to the inability to raise additional capital. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance. In 2010, the Company used the recovery method only for all portfolios.

During the year ended September 30, 2010, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from another investment vehicle. Servicing fees received under this arrangement declined by approximately 57% to $13,742 from $32,267 in the year ended September 30, 2009. The Fund has been redeeming investors and stopped making fresh investments since October 2007, which has resulted in sharp decline in servicing fees from the Fund. Ramco Income Fund was fully redeemed on December 13, 2010. The Company will receive a majority of the residual cash flow from all portfolios acquired. The cumulative residual from the Fund cannot be estimated at this time and is not expected to be material.

Total operating expenses

Total operating expenses in the year ended September 30, 2010 declined by approximately 23% or $87,929 to $295,529 compared to $383,458 for the year ended September 30, 2009.  Included in operating expenses for the years ended September 30, 2010 and 2009 are approximately $61,000 and $27,000 for an impairment of receivables, respectively.  The decrease in operating expenses is due to decrease in collection fees and payroll expenses as the Company ceased making new investments in charged off consumer credit portfolios and is currently running off existing portfolios.  Additionally, the Company relocated its office during 2010 to reduce rent expense and shut down the California office as well.

Other income and expense

For the year ended September 30, 2010, the Company had interest income of $360 compared to interest income of $2,360 for the year ended September 30, 2009.  The Company expects the overall expenses to materially decline going forward when compared to operating expenses in the year ended September 30, 2010.

Income taxes

For the year ended September 30, 2010 and 2009 the Company has recorded no income tax provision as the Company has continuing losses.

Net Income (loss)

Net loss for the twelve months ended September 30, 2010 was ($136,318) versus ($134,540) for the twelve months ended September 30, 2009. The Company continues to incur losses due to declining finance income from existing portfolio of finance receivables, cessation of portfolio purchases since September 2007 and declining servicing income from management of Ramco Income Fund Ltd. and portfolios managed for outside investors. The Company has taken steps to reduce operating expenses and preserve cash.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2010 the Company had working capital of $163,843 versus $206,634 for the year ended September 30, 2009. Working capital for year ended September 30, 2010 declined by approximately 21% or $42,791 from $206,634 for the year ended September 30, 2009. The decline was largely due to declining collections and lack of investments into new portfolios. At the year ended September 30, 2010, the Company had $186,401 in cash and continues to generate sufficient cash to fund operations for the foreseeable future.

Cash Flows and Expenditures

Year ended September 30, 2010 compared to September 30, 2009

During the years ended September 30, 2010 and 2009, the Company did not purchase any portfolios.

During the years ended September 30, 2010 and 2009, the Company had finance income of $145,109 and $214,291, respectively.

During the year ended September 30, 2010 we generated $13,742 in servicing income compared to $32,267 in servicing income in the year ended September 30, 2009.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using four (4) collection agencies and several law firms on a contingency basis.

Cash used from operations was ($30,292) during the year ended September 30, 2010 versus cash used of ($37,007) during the year ended September 30, 2009.

Net cash (used) from financing activities was $20,250 and $0 during the years ended September 30, 2010 and 2009, respectively.

 Capital Resources

The cash flow from portfolios currently owned would be adequate to meet our operating expenses for the foreseeable future.

Critical Accounting Policies

The Company currently utilizes the cost method to determine income recognized on finance receivables.

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

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

PAGE(S)
FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	14

Consolidated Balance Sheets as of September 30, 2010 and 2009	15

Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009	16

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009	17

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	18

Notes to Consolidated Financial Statements	19-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries
2 Executive Drive, Suite 630, Fort Lee, New Jersey, 07024

We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2010 and 2009 and the results of their operations and their cash flows for the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
January 12, 2011

406 LIPPINCOTT DRIVE, SUITE J, MARLTON, NJ 08053 T 856.355.5900 F 856.396.0022
OFFICES IN NEW YORK CITY | LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$186,401	$196,443
Prepaid Expenses	-	939
Finance receivables - short term	18,923	47,050

Total current assets	205,324	244,432

OTHER ASSETS
Finance receivables - long-term	38,418	94,113

Total other assets	38,418	94,113

TOTAL ASSETS	$243,742	$338,545

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$41,481	$37,798

Total current liabilities	41,481	37,798

COMMITMENT & CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share; 10,000,000 shares authorized in 2010 and 2009 and 0 shares issued and outstanding at September 30, 2010 and 2009, respectively	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in 2010 and 2009 and 16,802,896 and 16,052,896 shares issued and outstanding at September 30, 2010 and 2009, respectively	16,803	16,053
Additional paid-in capital	651,648	614,566
Accumulated deficit	(466,190)	(329,872)
	202,261	300,747

Total stockholders' equity	202,261	300,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,742	$338,545

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

REVENUES
Financing income	$145,109		$214,291
Service income and other	13,742		32,267
Total revenues	158,851		246,558

COSTS AND EXPENSES
Selling, general and administrative	234,228		356,495
Impairment of receivables	61,301		26,963
Total costs and expenses	295,529		383,458

LOSS FROM OPERATIONS	(136,678)		(136,900)

OTHER INCOME (EXPENSES)
Interest income	360		2,360
Total other income (expenses)	360		2,360

LOSS BEFORE PROVISION FOR INCOME TAXES	(136,318)		(134,540)

LOSS APPLICABLE TO COMMON STOCK	$(136,318)		$(134,540)

LOSS PER COMMON SHARE, BASIC	$(0.01)	$	(0.01)

LOSS PER COMMON SHARE, FULLY DILUTED	$(0.01)		$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	16,075,499		16,052,896

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	16,075,499		16,052,896

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE, OCTOBER 1, 2008	17,122,896	$17,123	$628,535	1,070,000	$(15,039)	$(195,332)	$435,287

Retirement of Treasury stock	(1,070,000)	(1,070)	(13,969)	(1,070,000)	15,039	-	-

Net loss for the year ended September 30, 2009	-	-	-	-	-	(134,540)	(134,540)

BALANCE, SEPTEMBER 30, 2009	16,052,896	$16,053	$614,566	-	$-	$(329,872)	$300,747

Issued 750,000 options for compensation	-	-	17,582	-	-	-	17,582

Issuance of stock for cash	750,000	750	19,500	-	-		20,250

Net loss for the year ended September 30, 2010	-	-	-	-	-	(136,318)	(136,318)

BALANCE, SEPTEMBER 30, 2010	16,802,896	$16,803	$651,648	-	$-	$(466,190)	$202,261

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(136,318)	$(134,540)

Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of stock	17,582	-
Write-down of receivables	61,301	26,963

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	22,521	70,268
Decrease in prepaid expenses	939	-
Increase accrued expenses	3,683	302
Net cash used in operating activities	(30,292)	(37,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	20,250	-
Net cash provided by financing activities	20,250	-

NET DECREASE IN CASH	(10,042)	(37,007)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	196,443	233,450

CASH AND CASH EQUIVALENTS - END OF YEAR	$186,401	$196,443

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

The Company ceased investments in distressed consumer credit portfolios in September 2007 and is currently in the process of running off existing portfolios. Three agencies in the United States and one in UK are collecting the remaining portfolios. Since we outsource our collections, the Company is not required to register in each and every state the debtor resides. The collection agencies are required to register in each state they call debtors.

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

During the years ended September 30, 2010 and 2009, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

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

Changes in finance receivables for the years ended September 30, 2010 and 2009 were as follows:

	2010	2009

Balance at beginning of year	$141,163	$238,394
Cash collections applied to principal	(22,521)	(70,268)
Receivable writedown	(61,301)	(26,963)
Balance at the end of the year	$57,341	$141,163
Estimated Remaining Collections ("ERC")*	$57,341	$214,292

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $145,109 and $214,292 for the fiscal years ended September 30, 2010 and 2009, respectively.

Under ASC 310-30 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company took impairment charges totaling approximately $61,000 and $27,000 during the years ended September 30, 2010 and 2009, respectively.

C.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

D.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2010 and September 30, 2009.

The Company maintains cash and cash equivalents balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during this reported period. Actual results could differ from those estimates.

G.	LOSS PER SHARE OF COMMON STOCK

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Warrants of 946,000 were not included in the computation of diluted earnings per share as the Company reported a loss and to do so would be anti-dilutive for periods presented.

H.	RECENT ACCOUNT PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flows.

I.	RECLASSIFICATIONS

Certain amounts reported in prior year have been reclassified to conform to the presentation at September 30, 2010. The reclassification has no effect on the net loss for the year ended September 30, 2009.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

NOTE 2-	STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2010 and September 30, 2009, the Company had no options outstanding under this plan.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The expected life of the options granted represents the period of time from date of grant to expiration (1 year). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended September 30, 2010 and 2009 was $.027 and $0, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Life	Dividend Yield	Risk-free Interest rate	Volatility

I year	0%	0.290%	239.60%

A summary of the status of the Company’s stock option plans for the fiscal years ended September 30, 2010 and 2009 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at October 1, 2008 and 2009	-	$-

Options granted	750,000	0.027

Options exercised	(750,000)	0.027

Outstanding options as of September 30, 2010	-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

NOTE 2-	STOCK OPTIONS (CONTINUED)

Remaining options available for grant were 36,750,000 and 37,500,000 as of September 30, 2010 and 2009, respectively.  The total intrinsic value of options exercised during the years ended September 30, 2010 and 2009 was $17,582 and $0, respectively. Cash received from the exercise of stock options for the years ended September 30, 2010 and 2009 was $20,250 and $0, respectively.

For the years ended September 30, 2010 and 2009, the unamortized compensation expense for stock options for both the years ended was $0. The Company has no non-vested options as of September 30, 2010. The compensation cost that has been charged against income for the Plan was $17,582 and $0 for the fiscal years ended September 30, 2010 and 2009, respectively.

NOTE 3-	WARRANTS

The Company issued warrants during the year 2004. At September 30, 2010 and September 30, 2009, respectively, the Company had 946,000 warrants outstanding each exercisable at approximately $.0075. The warrants expire on December 31, 2010.

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

There was no provision for income tax for the years ended September 30, 2010 and 2009.

Due to the uncertainty of utilizing the approximate $466,190 and $329,872 in net operating loss carryforwards for the years ended September 30, 2010 and 2009 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2030.

	September 30,	September 30,
	2010	2009

Deferred tax assets	$163,167	$115,455
Less: valuation allowance	(163,167)	(115,455)
Totals	$-	$-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

NOTE 5-	STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,802,896 and 16,052,896 shares issued and outstanding at September 30, 2010 and September 30, 2009, respectively. The par value for the common stock is $.001 per share.

During the year ended September 30, 2009 the Company repurchased 1,070,000 shares of common stock at a market price of approximately $ .014 per share. The total purchase price was $15,039.During the year ended September 30, 2010 the Company issued 750,000 options for compensation valued at $17,582. The options were exercised and the Company received cash of $20,250.

NOTE 6-	RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund. The servicing fees for the years ended September 30, 2010 and 2009 were $13,742 and $32,267 respectively. The Fund has been fully redeemed.

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
SEPTEMBER 30, 2010 AND 2009

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$57,341	$57,341

Total Assets	-	-	$57,341	$57,341

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$141,163	$141,163

Total Assets	-	-	$141,163	$141,163

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2010 AND 2009

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table is a reconciliation of changes in the net fair value of finance receivables which are classified as level 3 in the fair value hierarchy.

	2010	2009
Finance Receivables
Balance as of October 1 ,	141,163	238,394
Cash collected	22,521	70,268
Impairment of receivables	61,301	26,963
Balance as of September 30 ,	57,341	141,163

NOTE 8-	SUBSEQUENT EVENTS

On October 7, 2010 the Company received $6,750 for exercising 900,000 warrants. On December 29, 2010 the Company received $345 for exercising of 46,000 warrants.

ITEM 7A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2010, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Management’s Assessment

Management has determined that, as of the September 30, 2010 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	44	Director, President, CEO and CFO
Gobind Sahney	49	Chairman
Steven Lowe	50	Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 49, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 44, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan is a managing member of Thor Capital LLC, a FINRA registered firm. He currently holds Series 7 & 24 licenses. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New Jersey.

Steven Lowe, age 50, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our highest paid executive officer, all of whose total annual salary and bonus for the years ended September 30, 2010 and 2009 exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Max Khan, President, Chief Executive Officer, Chief Financial Officer (1)	2010	$	-0-	-0-	-0-	-0-	-0-	-0-	$
	2009	$75,000	-0-	-0-	-0-	-0-	-0-	-0-	$75,000
Steven Lowe Director and Secretary (2)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gobind Sahney Chairman of the Board (3)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2010.  There were no shares of stock awarded or vested with respect to any of those executive officers.

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

Potential Payments Upon Termination or Change-in-Control

None.

Director Compensation Arrangements

None

ITEM 11. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of RAMC’s outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of December 1, 2010, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICAL	PERCENT OF
BENEFICIAL OWNER	OWNERSHIP	CLASS

Gobind Sahney	870,000	5.08%
Lisa Sahney Trust	1,740,000	10.17%
Max Khan	2,820,000	16.95%
Mehtab Sultana	1,300,000	7.59%
Steven Lowe (1)	50,000
All Directors and Officers as a group (3 persons)	3,820,000	22.03%

(1)	Represents fully vested options granted in 2005.

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 1, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 17,702,896 shares of common stock outstanding on December 1, 2010, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 1, 2010, as described herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There has not been any related transaction during the year ended September 30, 2010. Mr. Steven Lowe remains the only independent director of the board.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Friedman LLP and Bagell, Josephs Levine & Company, L.L.C for the fiscal years ended September 30, 2010 and 2009 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2010		September 30, 2009

Audit Fees		$20,000		$20,000
Audit Related Fees	$		$
Tax Fees		$1,500		$1,500
All Other Fees		$0		$0
Total		$21,500		$21,500

Audit Fees for the fiscal years ended September 30, 2010 and 2009 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2010 and 2009 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal year ended September 30, 2010 and 2009 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2010 and 2009.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2010 and 2009.
B.  Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009.
C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended September 30, 2010 and 2009.
D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 46  to 47 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January, 2011.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan
By: Max Khan
Chief Executive Officer, Chief Financial/Accounting Officer, and Director
Date: January 12, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive/Accounting Officer, Chief Financial Officer and Director Date: January 12, 2011

/s/ Gobind Sahney
By: Gobind Sahney
Chairman of the Board
Date: January 12, 2011

/s/ Steven Lowe
By: Steven Lowe
Director
Date: January 12, 2011