Form 10-Q
period 2010-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2011-02-14
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2010

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2 Executive Drive, Suite 630
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

Large accelerated filer [   ]   Accelerated filer [   ]   Non-accelerated filer [   ]   Small reporting company [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
February 14, 2011
Common Stock:  17,748,896

PART I
ITEM 1.    FINANCIAL STATEMENTS

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

ASSETS
	December 31, 2010	September 30, 2010

CURRENT ASSETS
Cash	$173,819	$186,401
Employee Advances	7,250	-
Finance receivables - short term	14,947	18,923

Total current assets	196,016	205,324

OTHER ASSETS
Finance receivables - long-term	29,893	38,418

Total other assets	29,893	38,418

TOTAL ASSETS	$225,909	$243,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$36,002	$41,481

Total current liabilities	36,002	41,481

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2010 and 2009 and 0 shares
issued and outstanding at December 31, 2010 and
September 30, 2010, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2010 and 2009
and 17,748,896 and 16,802,896 shares issued and
outstanding at December 31, 2010 and September 30, 2010, respectively	17,749	16,803
Stock subscription receivable	(345)	-
Additional paid-in capital	657,797	651,648
Accumulated deficit	(485,294)	(466,190)
	189,907	202,261

Less: Cost of treasury stock, 1,070,000 shares	-	-

Total stockholders' equity	189,907	202,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$225,909	$243,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUES
Financing income	$9,801	$53,920
Service income and other	187	2,800
Total revenues	9,988	56,720

COSTS AND EXPENSES
Selling, general and administrative	29,157	74,590
Impairment of receivables	-	-
Total costs and expenses	29,157	74,590

INCOME (LOSS) FROM OPERATIONS	(19,169)	(17,870)

OTHER INCOME (EXPENSES)
Interest income	65	121
Total other income (expenses)	65	121
		0

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(19,104)	$(17,749)

INCOME (LOSS) PER COMMON SHARE, BASIC	$(0.00)	$(0.00)

INCOME (LOSS)PER COMMON SHARE, FULLY DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	17,646,200	16,052,896

WEIGHTED AVERAGE SHARES OUTSTANDING, DILUTED	17,646,200	16,052,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,104)	$(17,749)

Adjustments to reconcile net income to net cash
provided by operating activities:

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	12,501	1,862
Decrease in prepaid expenses	-	939
Increase in employee advances	(7,250)
Decrease accrued expenses	(5,479)	4,087
Net cash provided by operating activities	(19,332)	(10,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,750	-
Net cash (used in) financing activities	6,750	-

NET (DECREASE) IN CASH	(12,582)	(10,861)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	186,401	196,443

CASH AND CASH EQUIVALENTS - END OF YEAR	$173,819	$185,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2010 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the three months ended December 31, 2010 and 2009, the Company neither acquired nor sold any finance receivables.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

Changes in finance receivables for the three months ended December 31, 2010 were as follows:

2010

Balance at beginning of year October 1,	$57,341
Cash collections applied to principal	(12,501)
Balance at the end of the period	$44,840
Estimated Remaining Collections (“ERC”)*	$44,840

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $9,801 and $53,920 for the periods ended December 31, 2010 and 2009 respectively.

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
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

C.	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

D.	CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2010 and September 30, 2010.

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
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

NOTE 3-                      WARRANTS

The Company issued warrants during the year 2004. At December 31, 2010 and September 30, 2010, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.0075 per warrant per share. In October, 2010 the Company received $6,750 for exercising 900,000 warrants and in January, 2011 the Company received $345 for exercising the final balance 46,000 warrants.

NOTE 4-                      INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes related to differences between the basis of assets and liabilities for financial and income tax reporting will either be taxable or deductible when the assets or liabilities are recovered or settled.  The difference between the basis of assets and liabilities for financial and income tax

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 4-                      INCOME TAXES (CONTINUED)

reporting are not material therefore, the provision for income taxes from operations consist of income taxes currently payable.

There was no provision for income tax for the three months ended December 31, 2010 and 2009.

Due to the uncertainty of utilizing the approximate $ 485,294 and $347,621 in net operating losses, for the three months ended December 31, 2010 and 2009 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2031.

	December 31, 2010	December 31, 2009

Deferred tax assets	$169,853	$121,667
Less: valuation	(169,853)	(121,667)
Totals	$-	$-

NOTE 5-                      STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,802,896 and 16,052,896 shares issued and outstanding at December 31, 2010 and September 30, 2009, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the three months ended December 31, 2010 and 2009.

There were no common stock transactions for the three months ended December 31, 2009.

During the three months ended December 31, 2010 the Company issued stock for 900,000 and 46,000 warrants, the Company received cash of $6,750 and recorded $345 for subscription receivable which was paid in January, 2011.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of December 31, 2010 and September 30, 2010.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 6-                      RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the three months ended December 31, 2010 and 2009 were $187 and $2,800 respectively.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-                      FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

Assets	Level I	Level II	Level III	Total

Finance receivables	-	-	$44,840	$44,840
Total Assets	-	-	$44,840	$44,840
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

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

	December 31, 2010	September 30, 2010
Finance Receivables
Balance as of October 1, 2010	$57,341	$141,163
Cash Collected	$12,501	$22,521
Impairment of Receivables	-	$61,301
Balance as of December 31, 2010
and September 30, 2010	$44,840	$57,341

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-                      SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since December 31, 2010 through February 7, 2011, the date these financials were issued. In January, 2011 the Company received $345 for exercising 460,000 warrants. This has been the only subsequent events that would require changes to the accompanying financial statements or disclosure therein other than what is noted above.

ITEM 2.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10K as of and for the year ended September 30, 2010 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

RESULTS OF OPERATIONS

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund fund. The Company ceased investing in new portfolios in September 2007 and is currently seeking to merge with or acquire another operating entity seeking to go public via reverse merger. There is no assurance that the company will succeed in such a merger or acquisition.

Revenue

During the quarter ended December 31, 2010, the Company had a net loss of ($19,104) on revenue of $9,988 versus a net loss of ($17,749) on revenue of $56,720. Total revenue for the quarter ended December 31, 2010 included finance income of $9,801 and servicing income of $187 versus finance income of $53,920 and servicing income of $2,800 during the quarter ended December 31, 2009. Finance income declined by approximately 82% or $44,119 and servicing income declined by approximately 97% or $5,798 during the quarter ended December 31, 2010 when compared to quarter ended December 31, 2009. Servicing income has declined due to closure of Ramco Income Fund Ltd which the Company used to mange.

Operating Expenses

Total operating expenses for the three month ended December 31, 2010 were $29,157 versus $74,590 during the three month ended December 31, 2009. The Company has taken additional step to reduce expenses and conserve cash so a strategic transaction can be completed.

Rent and Occupancy

Rent and occupancy expenses were $6,000 for the three months ended December 31, 2010 versus $10,059 for the three months ended December 31, 2009.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2010.

Purchase of Defaulted Receivables

During the quarters ended December 31, 2010 and December 31, 2009, the Company did not acquire any portfolios.

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

 Liquidity and Capital Resources

As of December 31, 2010, the Company had a working capital of $160,014 versus working capital of $190,131 at December 31, 2009. The decrease in working capital is largely due to declining collections and servicing fees and will continue to decline for the same reasons.   The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the foreseeable future. At the end of three month ended December 31, 2010, the Company had net cash of $173,819 versus $186,401 at September 30, 2010. Net cash used by operating activities was ($19,332) versus net cash used of ($10,861) for the three months ended December 31, 2009. Cash provided from financing activities during the quarter ended December 31, 2010 was $6,750 from the exercise of warrants versus none during the quarter ended December 31, 2009. There was no cash flow from financing activities in comparable quarters.

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

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2010.

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
The risks, uncertainties and assumptions may include the following:

▪           Due to inability to raise capital and deep recession, the Company decided not to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. They have concluded that, as of December 31, 2010 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2010 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

Date: February 14, 2011

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Max Khan
Max Khan
Chief Executive Officer,
Chief Financial Officer and
Director

Date: February 14, 2011