Form 10-Q
period 2011-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2011-05-13
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2011

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2 Executive Drive, Suite 630
Fort Lee, NJ 07024
201-677-8904
(Address)

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

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Small reporting company [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 16, 2011 - Common Stock:  17,952,896

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31,	September 30,
	2011	2010

CURRENT ASSETS
Cash	$170,809	$186,401
Prepaid expenses	160	-
Finance receivables - short term	12,803	18,923

Total current assets	183,772	205,324

OTHER ASSETS
Finance receivables - long-term	25,607	38,418

Total other assets	25,607	38,418

TOTAL ASSETS	$209,379	$243,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$33,794	$41,481

Total current liabilities	33,794	41,481

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized and 0 shares issued
and outstanding at March 31, 2010 and September 30, 2009	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized and 17,748,896 and 16,802,896 shares
issued and outstanding at March 31, 2011 and September 30, 2010	17,749	16,803
Additional paid-in capital	657,797	651,648
Accumulated deficit	(499,961)	(466,190)

Total stockholders' equity	175,585	202,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,379	$243,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2011	2010	2011	2010

REVENUES
Financing income	$23,111	$106,064	$13,310	$52,144
Service income and other	411	9,680	224	6,880
Total revenues	23,522	115,744	13,534	59,024

COSTS AND EXPENSES
Selling, general and administrative	57,421	147,878	28,264	73,290
Total costs and expenses	57,421	147,878	28,264	73,290

(LOSS) FROM OPERATIONS	(33,899)	(32,134)	(14,730)	(14,266)

OTHER INCOME
Interest income	128	227	63	106
Total other income	128	227	63	106

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(33,771)	(31,907)	(14,667)	(14,160)

PROVISION FOR INCOME TAXES	-	-	-	-

(LOSS) APPLICABLE TO COMMON STOCK	$(33,771)	$(31,907)	$(14,667)	$(14,160)

(LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,696,984	16,052,896	17,748,896	16,052,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(33,771)	$(31,907)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	18,931	7,154
Prepaid expenses	(160)	(3,374)
Accrued expenses	(7,687)	7,715

Net cash (used in) operating activities	(22,687)	(20,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,095	-

Net cash (used in) financing activities	7,095	-

NET (DECREASE) IN CASH	(15,592)	(20,412)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	186,401	196,443

CASH AND CASH EQUIVALENTS - END OF PERIOD	$170,809	$176,031

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

During the six months ended March 31, 2011 and 2010, the Company neither acquired nor sold any finance receivables.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Changes in finance receivables for the six months ended March 31, 2011 were as follows:

2011
Balance at beginning of year October 1, 2010	$57,341
Cash collections applied to principal	(18,931)
Balance at the end of the period	$38,410
Estimated Remaining Collections (“ERC”)*	$38,410

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $23,111 and $106,064 for the periods ended March 31, 2011 and 2010 respectively.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2011 and September 30, 2010.

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

H.   RECENT ACCOUNT PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.  RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

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

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2011 and September 30, 2010, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004. At March 31, 2010 and September 30, 2010, respectively, the Company had 946,000 warrants outstanding exercisable at approximately $.0075 per warrant per share. In October, 2010 the Company received $6,750 for exercising 900,000 warrants and in January, 2011 the Company received $345 for exercising the final balance 46,000 warrants.

NOTE 4 - INCOME TAXES

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

There was no provision for income tax for the six months ended March 31, 2011 and 2010.

Due to the uncertainty of utilizing the approximate $361,780 and $283,003 in net operating losses, for the six months ended March 31, 2011 and 2010 respectively, and

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 4 - INCOME TAXES (CONTINUED)

recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2031.

	March 31, 2011	March 31, 2010

Deferred tax assets	$126,623	$99,051
Less: valuation	(126,623)	(99,051)
Totals	$-	$-

NOTE 5 - STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 16,802,896 and 16,052,896 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the six months ended March 31, 2011 and 2010.

There were no common stock transactions for the six months ended March 31, 2010.

During the six months ended March 31, 2011 the Company issued stock for 900,000 and 46,000 warrants, the Company received cash of $6,750 and $345.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of March 31, 2011 and September 30, 2010.

NOTE 6 - RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the six months ended March 31, 2011 and 2010 were $411 and $9,680 respectively.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and liabilities based  upon the fair value hierarchy specified by FASB Accounting Standards Codification   (“ASC “) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurement, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.

Assets	Level I	Level II	Level III	Total
Finance receivables	-	-	$38,410	$38,410
Total Assets	-	-	$38,410	$38,410
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

Assets	Level I	Level II	Level III	Total
Finance receivables	-	-	$57,341	$57,341
Total Assets	-	-	$57,341	$57,341
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

The following table is a reconciliation of changes in the net fair value of finance receivables which are classified as level 3 in the fair value hierarchy.

	2010	2009
Finance Receivables
Balance as of October 1,	$57,341	$141,163
Cash collected	18,931	22,521
Impairment of receivables	-	61,301
Balance as of March 31, 2011 and September 30, 2010	$38,410	$57,341

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since March 31, 2011 through May 4, 2011. The Company raised $76,000 through a convertible note offering and $24,000 through sale of common stock at $0.03 per share. The Company invested $150,000 under a Master Loan Agreement in a private company with which the Company is having merger discussions.

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

RESULTS OF OPERATIONS

Overview

The Company is engaged in the purchase and recovery of defaulted consumer receivables. These receivables are acquired at deep discounts and outsourced for collections on a contingency basis. The Company also manages Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund fund. The Company ceased investing in new portfolios in September 2007 and closed the Bermuda fund and is currently seeking to merge with or acquire another operating entity seeking to go public via reverse merger. There is no assurance that the company will succeed in such a merger or acquisition.

Revenue

During the quarter ended March 31, 2011, the Company had a net loss of ($14,667) on revenue of $13,534 versus a net loss of ($14,160) on revenue of $59,024 during the quarter ended March 31, 2010. Total revenue for the quarter ended March 31, 2011 included finance income of $13,310 and servicing income of $224 versus finance income of $52,144 and servicing income of $6,880 during the quarter ended March 31, 2010. Finance income declined by approximately 74% or $38,834 and servicing income declined by approximately 97% or $6,656 for the quarters ended March 31, 2011 and March 31, 2010, respectively. Servicing income has declined due to closure of Ramco Income Fund Ltd which the Company used to mange and general run-off of existing portfolios.

Operating Expenses

Total operating expenses decreased by approximately 61% or 45,026 to $28,264 for the three months ended March 31, 2011 versus $73,290 for the three months ended March 31, 2010. The Company expects operating expenses to decline sequentially.

Rent and Occupancy

Rent and occupancy expenses were $6,000 for the three months ended March 31, 2011 versus $9,729 for the three months ended March 31, 2010.

Depreciation

The Company did not record any depreciation expense for the three months ended March 31, 2011.

Purchase of defaulted receivables

During the quarters ended March 31, 2011 and March 31, 2010, the Company did not purchase any portfolio of receivables

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using several collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 30%.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Liquidity and Capital Resources

As of March 31, 2011, the Company had working capital of $149,978 versus working capital of $179,501 March 31, 2010.   The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. At the six month ended March 31, 2011, the Company had net cash of $170,809 versus net cash of $176,031 six month ended March 31, 2010. Net cash used from operating activities during the six months ended March 31, 2011 was ($22,687) versus ($20,412) during the six months ended March 31, 2010. Net cash from financing activities was $7.095 for the quarter ended March 31, 2011 versus no cash flow from financing activity during the six months ended March 31, 2011.

Cash generated from operations is dependent upon the Company’s ability to collect on its defaulted consumer receivables. Many factors, including the economy and the Company’s ability to retain the services of its recovery partners, are essential to generate cash flows. Fluctuations in these factors that cause negative impact on the Company’s business could have a material negative impact on its expected future cash flows. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months.

Income Taxes

We did not record any income tax provision for the quarter ended March 31, 2011.

Contractual Obligation

The Company entered into a 24 month lease with Fort Lee EP LLC at $2,000 per month which includes Internet and Telephony effective April 1, 2011.

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


Due to inability to raise capital and deep recession, the Company decided not to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.


changes in the business practices of credit originators in terms of selling defaulted consumer receivables   or outsourcing defaulted consumer receivables to third-party contingent fee collection agencies;

	ability to acquire sufficient portfolios;

	ability to recover sufficient amounts on acquired portfolios;

	a decrease in collections if bankruptcy filings increase or if bankruptcy laws or other debt collection laws change;

	changes in government regulations that affect the Company’s ability to collect sufficient amounts on its acquired or serviced receivables;

	the Company’s ability to retain the services of recovery partners;

	changes in the credit or capital markets, which affect the Company’s ability to borrow money or raise capital to purchase or service defaulted consumer receivables;

	the degree and nature of the Company’s competition; and

	our ability to respond to changes in technology and increased competition;

	the risk factors listed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. They have concluded that, as of March 31, 2011 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2011 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

Date: May 16, 2011

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/    Max Khan
By:  Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date:  May 16, 2011