Form 10-Q
period 2011-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2011-08-15
CIK 733337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2011

FOR

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

DELAWARE	13-3186327
(State of Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

2 Executive Drive
Fort Lee, NJ 07024
201-677-8904
(corporate address)

Check whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __       No__

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __       No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___       Accelerated filer ___      Non-accelerated filer  ___      Small reporting company X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:  Aug 12, 2011 - Common Stock:  17,948,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 20011 AND 2010

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2011	2010
	(Unaudited)

CURRENT ASSETS
Cash	$114,553	$186,401
Prepaid expenses	160	-
Finance receivables - short term	2,848	18,923
Notes Receivable	165,000	-
Interest Receivable	17,066	-

Total current assets	299,627	205,324

OTHER ASSETS
Finance receivables - long-term	5,696	38,418

Total other assets	5,696	38,418

TOTAL ASSETS	$305,323	$243,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$41,520	$41,481
Notes Payable	99,890	-

Total current liabilities	141,410	41,481

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized and 0 shares issued
and outstanding at June 30, 2011 and September 30, 2010	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized and 17,948,896 and 16,802,896 shares
issued and outstanding at June 30, 2011 and September 30, 2010	17,949	16,803
Additional paid-in capital	667,597	651,648
Accumulated deficit	(521,633)	(466,190)

Total stockholders' equity	163,913	202,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$305,323	$243,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUES
Financing income	$33,966	$131,976	$10,855	$25,912
Service income and other	874	11,440	463	1,760
Total revenues	34,840	143,416	11,318	27,672

COSTS AND EXPENSES
Selling, general and administrative	107,518	209,747	50,097	61,868
Total costs and expenses	107,518	209,747	50,097	61,868

(LOSS) FROM OPERATIONS	(72,678)	(66,331)	(38,779)	(34,196)

OTHER INCOME
Other income (loss)	-	(61,301)	-	(61,301)
Interest income	17,235	294	17,107	67
Total other income	17,235	(61,007)	17,107	(61,234)

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(55,443)	$(127,338)	$(21,672)	$(95,430)

PROVISION FOR INCOME TAXES	-	-	-	-

(LOSS) APPLICABLE TO COMMON STOCK	$(55,443)	$(127,338)	$(21,672)	$(95,430)

(LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,770,698	16,052,896	17,918,127	16,052,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(55,443)	$(127,338)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Impairment charge relating to finance receivables	-	61,301
Options issued for compensation	-	17,581
Issuance of stock for services	10,000	-

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	48,797	11,430
Prepaid assets	(160)	(1,061)
Interest Receivable	(17,066)	-
Accrued expenses	39	16,081

Net cash (used in) operating activities	(13,833)	(22,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,095	-
Proceeds (payment) on notes receivable	(165,000)	-
Proceeds (payment) on notes payable	99,890	-

Net cash (used in) financing activities	(58,015)	-

NET (DECREASE) IN CASH	(71,848)	(22,006)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	186,401	196,443

CASH AND CASH EQUIVALENTS - END OF PERIOD	$114,553	$174,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

During the nine months ended June 30, 2011 and 2010, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Changes in finance receivables for the nine months ended June 30, 2011 were as follows:

2011
Balance at beginning of year October 1, 2010	$57,341
Cash collection applied to principal	(48,797)
Balance at the end of the period	$8,544
Estimated Remaining Collections (“ERC”)*	$8,544

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $33,966 and $131,976 for the periods ended June 30, 2011 and 2010 respectively.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of nine months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2011 and September 30, 2010.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

NOTE 2 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at June 30, 2011 and $0 at September 30, 2010. These notes bear interest at a rate of 15% or maximum of $24,000.

NOTE 3 - NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 each to Brent Grady and Dr. Rizwan Chaudhry, at an annual interest rate of 5%.  The note is due on November 4, 2012.

NOTE 4 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2011 and September 30, 2010, the Company had no options outstanding under this plan.

NOTE 5 - WARRANTS

The Company issued warrants during the year 2004. At June 30, 2011 and September 30, 2010, respectively, the Company had 946,000 warrants outstanding exercisable at

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5 - WARRANTS (CONTINUED)

approximately $.0075 per warrant per share. In October, 2010 the Company received $6,750 for exercising 900,000 warrants and in January, 2011 the Company received $345 for exercising the final balance 46,000 warrants. There are no warrants outstanding as of June 30, 2011.

NOTE 6 - INCOME TAXES

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

There was no provision for income tax for the nine months ended June 30, 2011 and 2010.

Due to the uncertainty of utilizing the approximate $521,633 and $457,210 in net operating losses, for the nine months ended June 30, 2011 and 2010 respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been established. The losses are available to offset future taxable income through 2031.

	June 30, 2011	June 30, 2010

Deferred tax assets	$182,572	$160,024
Less: valuation	(182,572)	(160,024)
Totals	$-	$-

NOTE 7 - STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,948,896 and 16,802,896 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively. The par value for the common stock is $.001 per share.

The following details the stock transactions for the nine months ended June 30, 2011 and 2010.

There were no common stock transactions for the nine months ended June 30, 2010.

During the nine months ended June 30, 2011 the Company issued stock for 900,000 and 46,000 warrants, the Company received cash of $6,750 and $345.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 - STOCK HOLDERS’ EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

During the nine months ended June 30, 2011 the Company issued stock 200,000 shares of common stock for director’s compensation. The common stocks were issued at a price of $.05 per share.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of June 30, 2011 and September 30, 2010.

NOTE 8 - RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity and other investments. The Company is the investment manager of the Fund.  The servicing fees for the nine months ended June 30, 2011 and 2010 were $874 and $11,440 respectively.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 - FAIR VALUE MEASUREMENTS (CONTINUED)

Assets	Level I	Level II	Level III	Total

Finance receivables	-	-	$8,544	$8,544

Total Assets	-	-	$8,544	$8,544

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

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

	2011	2010

Finance Receivables
Balance as of October 1,	57,341	141,163
Cash collected	48,797	22,521
Impairment of receivables	-	61,301
Balance as of June 30, 2011 and September 30, 2010	8,544	57,341

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

Management has evaluated all subsequent events occurring since June 30, 2011 through August 5, 2011. The Company advanced $165,000 to Airbak Technologies LLC under a master loan agreement in anticipation of concluding a merger with Airbak Technologies LLC. As of August 5, the Company has not been able to complete the merger. The Notes were due on June 16, August 7 and August 12 in the amounts of $100,000, $60,000 and $5,000 respectively. Airbak Technologies LLC is currently in default of notes due on June 16, 2011 and August 7, 2011. The Company continues to negotiate a merger with Airbak Technologies LLC. However, in order to protect the Company’s interest, the Company filed a suit against Philip Troy Christy who is one-third owner of Airbak Technologies LLC and Airbak Technologies LLC. We cannot determine what the ultimate outcome will be at this point.

ITEM 2.

MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2010 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

Revenue

The Company generated $11,318 in revenue and net loss of ($21,672) during the quarter ended June 30, 2011 versus $27,672 in revenue and had a net loss of ($95,430) during the quarter ended June 30, 2010. For the nine months ended June 30, 2011, the company had a net loss of ($55,443) on revenue of $34,840 versus net loss of  ($127,338) on revenue of $143,416 during the nine months ended June 30, 2010. Total revenue for the quarter ended June 30, 2011 included finance income of $10,855 and servicing income of $463 versus finance income of $25,912 and servicing income of $1,760 during quarter ended June 30, 2010. Finance income during the quarter ended June 30, 2011 declined by 58% or $15,057 compared to the quarter ended June 30, 2010. Servicing income declined by 74% or $1,297 compared to the quarter ended June 30, 2010. During the nine months ended June 30, 2011, finance income declined by approximately 74% or $98,010 and servicing income declined by approximately 92% or $10,566 compared to nine months ended June 30, 2010.  The Company has not invested in new portfolios since September 2007 and is essentially in a run-off mode with respect to current receivables.

Operating Expenses

During the quarter ended June 30, 2011, total operating expenses decreased by approximately 19% or $11,771 to $50,097 from $61,868 during the quarter ended June 30, 2010. The operating expenses include $12,500 in legal expenses for work done related to potential merger with Airbak Technologies LLC and $10,000 charge for options issued as compensation. The Company expects to maintain the current level of expenses going forward.

Rent and Occupancy

Rent and occupancy expenses were $6,000 during the quarter ended June 30, 2011 versus $6,312 during the quarter ended June 30, 2010.

Depreciation

The Company did not record any depreciation expense for the nine months ended June 30, 2011.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had working capital of $158,217 versus $170,294 at the end of quarter ended June 30, 2010. During the quarter the company advanced $165,000 to Airbak Technologies LLC and raised $100,000 through issuance of convertible notes. The decline is in line with declining collections due to lack of new investments and declining collections from remaining portfolios. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the nine months ended June 30, 2011, the Company had net cash of $114,553 versus net cash of $174,437 at the end of nine months ended June 30, 2010. Net cash used in operating activities was ($13,833) during the nine months ended June 30, 2011 versus net cash used of ($22,006) during the nine months ended June 30, 2010. Net cash used from financing activities was $58,015 during the nine months ended June 30, 2011 versus no net cash used in financing activities during the nine months ended June 30, 2010.

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

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. They have concluded that, as of June 30, 2011 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2011 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

•
On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, and default of certain Promissory Notes issued under a Master Loan Agreement. The Company and an investor introduced by the Company had advanced $266,000 to Airbak under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $266,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak. The outcome of this complaint cannot be determined at this point.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS

Exhibits:

31.1*           Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1*           Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.0**                The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements.

* filed herewith
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT    CORPORATION

Date:  Aug 12, 2011

By:  /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  Max Khan
By:  Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date:  Aug 12, 2011