Form 10-K
period 2011-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-01-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer [  ]               Accelerated filer [  ]             Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ]     No [X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 30, 2011 is 17,948,896 shares, all of one class, $.001 par value per share.  Of this number, 9,231,962 shares were held by non-affiliates of the Registrant.

The Company’s common stock has been trading on the OTCBB since October 2004 and, accordingly, the aggregate “market value” of such shares is approximately $100,000.  The “value” of the 9,231,962 shares held by non-affiliates, based upon the book value as of September 30, 2011 is less than $0. 03 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE - None

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

Overview

Receivable Acquisition & Management Corporation (the “Company”) was in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables.

We generally acquired non-performing and sub-performing consumer and commercial receivable portfolios at a significant discount to the amount actually owed by the debtors or insurers. We acquire these portfolios after a qualitative and quantitative analysis of the underlying receivables and establish a purchase price based on expected recovery and our internal rate of return hurdle. After purchasing a portfolio, we outsource collections to carefully selected collection agencies and we actively monitor its performance and review and adjust our collection and servicing strategies accordingly.

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

For the years ended September 30, 2011 and September 30, 2010, our revenues were approximately $52,572  and $158,851 and our net loss was ($81,812) and ($136,318), respectively. The Company has discontinued making new investments and is seeking to merge with or acquire another company seeking to go public via reverse merger.

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

Strategy

The Company ceased making new investments in charged off consumer credit portfolios since October 2007 and is currently running off existing portfolios and seeking to merge with or acquire companies in the healthcare and information technology industry. The Company entered into a letter of intents to merge with Airbak Technologies LLC and advanced $166,000 as a secured loan. However, the Company has not been able close the merger and filed suit to recover the amount lent to Airbak. The Company continues to remain engaged in the Airbak matter but there is no certainty of concluding a transaction with Airbak. The Company is aggressively looking at additional targets.

Employees

As of September 30, 2011, we had 1 full-time employee.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 17,748,896 shares of common stock issued and outstanding as of the date hereof.  We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 2 Executive Drive, Suite 630, Fort Lee, NJ 07024. We lease our New Jersey facility at approximately $2,000 per month and such lease expires on December 30, 2013.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2011 was $0.01 per share.

Quarter Ended	High ($)	Low ($)
March 31, 2010	.19	.02
June 30, 2010	.25	.03
September 30, 2010	.29	.04
December 31, 2010	.42	.02
March 31, 2011	.03	.01
June 30, 2011	.13	.02
September 30, 2011	.06	.03
December 31, 2011	.03	.03

Holders

As of December 31, 2011 we had approximately 270 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

As of September 30, 2010, we had the following securities authorized for issuance under the equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,500,000	$0.01	__
Equity compensation plans not approved by security holders	-	-	-
Total	2,500,000	$0.01	__

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended September 30, 2011 and 2010 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

For the Year Ended September 30, 2011 & 2010
	2011	2010

Revenue	$ 52,572	$ 158,851
Gross profit (loss)		$ (75,377)
Selling, general and administrative	$ 134,582	$ 234,228
Total operating expenses	$ 134,582	$ 234,228
Income (loss) from operations	$ 82,010	$ (136,678)
Other (expense) income, net	$ 198	$ (60,941)
Net income (loss)	$ (81,812)	$ (136,318)

Basic income (loss) per share	$ (0.00)	$ (0.01)
Diluted income (loss) per share	$ (0.00)	$ (0.01)

Shares used in calculation of loss per share	17,815,614	16,075,499

Consolidated Balance Sheet Data:

For the Year Ended September 30, 2011 & 2010
	2011	2010
Cash and cash equivalents	$ 178,318	$ 186,401
Working Capital	$ 136,673	$ 163,843
Total assets	$ 344,615	$ 243,742
Long-term obligations	--	--
Total Stockholder’s equity	$ 137,544	$ 202,261

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

Results of Operations

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010.

Revenues

Total revenue for the twelve months ended September 30, 2011 declined by approximately $106,279 to $52,572 from $158,851 from $246,558 for the year ended September 30, 2010.  The Company had a net loss of ($81,812) for the year ended September 30, 2011 versus net loss of ($136,318) for the year ended September 30, 2010.

For the twelve months ended September 30, 2011 and September 30, 2010, the Company did not invest in any portfolio. The Company has stopped purchasing portfolios after October 2007 due to the inability to raise additional capital. The face value represents the outstanding balance owed by debtors at the time of purchase and the Company expects to collect only a small percentage of the outstanding balance.

During the year ended September 30, 2010, we serviced a pool of charged-off consumer accounts on behalf of Ramco Income Fund Limited and from another investment vehicle. Servicing fees received under this arrangement declined by approximately 92% to $1,060 from $13,742 in the year ended September 30, 2010. The Fund was fully redeemed on December 13, 2010 and as a result, the Company no longer receives any servicing income.

Total operating expenses

Total operating expenses in the year ended September 30, 2011 declined by approximately 42% or $99,646 to $134,582 compared to $234,228 for the year ended September 30, 2010. The Company expects the overall expenses to decline further going forward.

Other income and expense

For the year ended September 30, 2011, the Company had interest income of $198 compared to interest income of $360 and other losses of ($61,301) for the year ended September 30, 2010. The Company has no other contingent expense.

Income taxes

For the years ended September 30, 2011 and 2010, the Company has not recorded any income tax liability.

Net Income (loss)

Net loss for the twelve months ended September 30, 2011 was ($81,812) versus ($136,318) for the twelve months ended September 30, 2010.

Liquidity and Capital Resources

Liquidity

For the year ended September 30, 2011 the Company had working capital of $136,679 versus $163,834 versus for the year ended September 30, 2010. Working capital for year ended September 30, 2011 declined by approximately 17% or $27,164 from $163,843 for the year ended September 30, 2010. The decline was largely due to declining collections. At the year ended September 30, 2011, the Company had $178,318 in cash and is not able to generate sufficient cash to fund operations for the foreseeable future.  The Company is seeking to merger with another company seeking to go public but timing and type of company cannot be ascertained at this time.

Cash Flows and Expenditures

Year ended September 30, 2011 compared to September 30, 2010

During the years ended September 30, 2011 and 2010, the Company had finance income of $51,512 and $145,109, respectively.

During the year ended September 30, 2011 we generated $1,060 in servicing income compared to $13,742 in servicing income in the year ended September 30, 2010.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. The Company is currently using four (4) collection agencies.

Cash used from operations was ($22,960) during the year ended September 30, 2011 versus cash used of ($30,292) during the year ended September 30, 2010.

Net cash (used) from financing activities was $14,877 and $20,250 during the years ended September 30, 2011 and 2010 respectively.

Capital Resources

The cash flow from portfolios currently owned would be not be adequate to meet our operating expenses for the foreseeable future.

Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2011.

Critical Accounting Policies

The Company utilizes the interest method under guidance provided by the Financial Accounting Standards Board Accounting Standards Certification (“ASC”) 310-30 to determine income recognized on finance receivables.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

PAGE(S)

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	16

Consolidated Balance Sheets as of September 30, 2011 and 2010	17

Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010	18

Consolidated Statements of Stockholders’ Equity as of September 30, 2011	19

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010	20

Notes to Consolidated Financial Statements	21-26

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Receivable Acquisition and Management Corporation

Fort Lee, New Jersey

We have audited the accompanying balance sheet Receivable Acquisition and Management Corporation as of September 30, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Receivable Acquisition and Management Corporation as of and for the year ended September 30, 2010 were audited by other auditors whose report dated January 12, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation, as of September 30, 2011 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Pacific Gold Corp. will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 13, 2012

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND 2010

ASSETS

	2011	2010

CURRENT ASSETS
Cash	$ 178,318	$ 186,401
Notes receivable	165,000	-
Finance receivables - short term	432	18,923

Total current assets	343,750	205,324

OTHER ASSETS
Finance receivables - long-term	865	38,418

Total other assets	865	38,418

TOTAL ASSETS	$ 344,615	$ 243,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$ 34,289	$ 41,481
Officer loan	2,782	-
Notes payable	170,000	-

Total current liabilities	207,071	41,481

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2010 and 2009 and 0 shares
issued and outstanding at September 30, 2011 and 2010, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2010 and 2009
and 17,948,896 and 16,052,896 shares issued and 16,052,896 shares
outstanding at September 30, 2011 and 2010, respectively	17,949	16,803
Additional paid-in capital	667,597	651,648
Accumulated deficit	(548,002)	(466,190)

Total stockholders' equity	137,544	202,261

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 344,615	$ 243,742

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

REVENUES
Financing income	$ 51,512	$ 145,109
Service income and other	1,060	13,742
Total revenues	52,572	158,851

COSTS AND EXPENSES
Selling, general and administrative	134,582	234,228
Impairment of receivables	-	61,301
Total costs and expenses	134,582	295,529

INCOME (LOSS) FROM OPERATIONS	(82,010)	(136,678)

OTHER INCOME (EXPENSES)
Interest income	198	360
Total other income (expenses)	198	360

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (81,812)	$ (136,318)

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC	17,815,614	16,075,499

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (81,812)	$ (136,318)

Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of stock	10,000	17,582
Write-down of receivables	-	61,301

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	56,044	22,521
Decrease in prepaid expenses	-	939
Increase (decrease) accrued expenses	(7,192)	3,683
Net cash provided by operating activities	(22,960)	(30,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,095	20,250
Proceeds (payment) on notes receivable	(165,000)	-
Proceeds (payment) on notes payable	170,000	-
Proceeds from officer loan	2,782
Net cash (used in) financing activities	14,877	20,250

NET (DECREASE) IN CASH	(8,083)	(10,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	186,401	196,443

CASH AND CASH EQUIVALENTS - END OF YEAR	$178,318	$ 186,401

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

BALANCE, SEPTEMBER 30, 2009	16,052,896	$ 16,053	$ 614,566	-	$ -	$ (329,872)	$ 300,747

Issued 750,000 options for compensation			17,582			-	17,582

Issuance of stock for cash	750,000	750	19,500	-	-	-	20,250

Net income (loss) for the year ended September 30, 2010						(136,318)	(136,318)

BALANCE, SEPTEMBER 30, 2010	16,802,896	$ 16,803	$ 651,648	-	$ -	$ (466,190)	$ 202,261

Issuance of stock for cash	900,000	900	5,850				6,750

Issuance of stock for cash	46,000	46	299				345

Issued 200,000 shares for board compensation	200,000	200	9,800				10,000

Net income (loss) for the year ended September 30, 2011						(81,812)	(81,812)

BALANCE, SEPTEMBER 30, 2010	17,948,896	$ 17,949	$ 667,597	-	$ -	$ (548,002)	$ 137,544

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

During the years ended September 30, 2011 and 2010, the Company neither acquired nor sold any finance receivables.

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

Changes in finance receivables for the years ended September 30, 2011 and 20010 were as follows:

	2010	2009
Balance at beginning of year	$ 57,341	$ 141,163
Cash collections applied to principal	(56,044)	(22,521)
Receivable writedown	-	(61,301)
Balance at end of year	$ 1,297	$ 57,431
Estimated Remaining Collections (“ERC”)*	$ 1,297	$ 57,431

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $51,512 and $145,109 for the fiscal years ended September 30, 2011 and 2010, respectively.

Under ASC 310-30 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company took impairment charges totaling approximately $0 and $61,000 during the years ended September 30, 2011 and 2010, respectively.

C.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

D.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2011 and September 30, 2010.

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

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2011 and September 30, 2010, the Company had no options outstanding under this plan.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The expected life of the options granted represents the period of time from date of grant to expiration (1 year). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The per share weighted-average fair value of stock options granted for the years ended September 30, 2011 and 2010 was $0 and $.027, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Life	Dividend Yield	Risk-free Interest rate	Volatility
1 year	0%	0.290%	239.60%

A summary of the status of the Company’s stock option plans for the fiscal years ended September 30, 2011 and 2010 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price
Outstanding options at October 1, 2008 and 2009	-	$ -
Options granted	750,000	0.027
Options exercised	(750,000)	0.027
Outstanding options as of September 30, 2010	-	$ -

Remaining options available for grant were 36,750,000 and 36,750,000 as of September 30, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the years ended September 30,

2011 and 2010 was $0 and $17,582, respectively. Cash received from the exercise of stock options for the years ended September 30, 2011 and 2010 was $0 and $20,250, respectively.

For the years ended September 30, 2011 and 2010, the unamortized compensation expense for stock options for both the years ended was $0. The Company has no non-vested options as of September 30, 2011. The compensation cost that has been charged against income for the Plan was $0 and $17,582 for the fiscal years ended September 30, 2011 and 2010, respectively.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004. At September 30, 2011 and September 30, 2010, respectively, the Company had 946,000 warrants outstanding each exercisable at approximately $.0075. The warrants were all exercised.

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

There was no provision for income tax for the years ended September 30, 2011 and 2010.

Due to the uncertainty of utilizing the approximate $548,002 and $466,190 in net operating loss carryforwards for the years ended September 30, 2011 and 2010 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2031.

	September 30, 2011	September 30, 2010
Default tax assets	$ 191,801	$ 163,167
Less: valuation allowance	(191,801)	(163,167)
Totals	$ -	$ -

NOTE 5 - STOCK HOLDERS’ EQUITY

Common Stock

There were 325,000,000 shares of common stock authorized, with 17,948,896 and 16,802,896 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively. The par value for the common stock is $.001 per share.

During the year ended September 30, 2010 the Company issued 750,000 options for compensation valued at $17,582. The options were exercised and the Company received cash of $20,250.

The following is a list of the common stock transactions during the year ended September 30, 2011:

The Company issued 946,000 shares for cash of $7,095.

The Company issued 200,000 shares for services.  The value was $10,000.

NOTE 6 - RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the years ended September 30, 2011 and 2010 were $1,060 and $13,742 respectively. The Fund has been fully redeemed.

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

The Company issued warrants during the year 2004. At September 30, 2011, 0 warrants remained outstanding.

Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

Level 3 - Unobservable inputs that reflect the Company’s own assumptions.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Assets	Level 1	Level 2	Level 3	Total
Finance receivables	-	-	$ 1,297	$ 1,297
Total Assets	-	-	$ 1,297	$ 1,297
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Assets	Level 1	Level 2	Level 3	Total
Finance receivables	-	-	$ 57,341	$ 57,341
Total Assets	-	-	$ 57,341	$ 57,341
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

The following table is a reconciliation of changes in the net fair value of finance receivables which are classified as level 3 in the fair value hierarchy.

	2011	2010
Finance receivables
Balance as of October 1,	57,341	141,163
Cash collected	56,044	22,521
Impairment of receivables	-	61,301
Balance as of September 30,	1,297	57,341

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at June 30, 2011 and $0 at September 30, 2010. These notes bear interest at a rate of 15% or maximum of $24,000. Airbak defaulted on the Note and Company has a default judgement outstanding and highest permitted default interest rate continues to accrue. In the event a merger with Airbak is not completed then Company will enforce the judgment and pursue claims against the members of Airbak Technologies LLC.

NOTE 9 - NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 each to Brent Grady and Dr. Rizwan Chaudhry, at an annual interest rate of 5%.  The note is due on Nov 4, 2012. On August 10, 2011, the Company issued a convertible note payable in the amounts of $40,000 and $30,000 to BMS Associates and Farheen Shadab, at an annual interest rate of 5%.  The note is due on February 10, 2013. Brent Grady note of $50,000 has been paid back without interest and penalty and the company continues to accrue interest on the remaining notes.

NOTE 10 - SUBSEQUENT EVENTS

Of the $170,000 note payable outstanding as of September 30, 2012, the Company redeemed $50,000 of it by paying back $50,000 without interest and penalty.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2011 to December 14, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2011, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Management’s Assessment

Management has determined that, as of the September 30, 2011 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	45	Director, President, CEO and CFO
Gobind Sahney	50	Chairman
Steven Lowe	51	Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 50, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 45, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan is a managing member of Thor Capital LLC, a FINRA registered firm. He currently holds Series 7 & 24 licenses. Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New Jersey.

Steven Lowe, age 51, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2011 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer and bonus for the years ended September 30, 2010 and 2011.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Max Khan, President, Chief Executive Officer, Chief Financial Officer (1)	2011		$-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010		$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steven Lowe Director and Secretary (2)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gobind Sahney Chairman of the Board (3)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2011.  There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

None.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

The Company has no employment agreement. The previous agreement with Mr. Khan expired on April 30, 2007. Under the existing employment provided Mr. Khan was entitled to receive $180,000 in annual compensation. Mr. Khan and the Company did not enter into a separation agreement and he has been serving the company without an employment agreement.

Potential Payments Upon Termination or Change-in-Control

None.

Director Compensation Arrangements

None

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of RAMC’s outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of December 31, 2011, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS	AMOUNT AND NATURE OF
BENEFICIAL OWNER	BENEFICAL OWNERSHIP	PERCENT OF CLASS

Gobind Sahney	870,000	4.84%
Lisa Sahney Trust	1,740,000	9.69%
Max Khan	2,820,000	15.71%
Mehtab Sultana	1,300,000	7.24%
Steven Lowe (1)	100,000
All Directors and Officers as a group (3 persons)	3,870,000	21.56%

(1)	Represents fully vested options granted in 2005.

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 17,948,896 shares of common stock outstanding on December 31, 2011, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2011, as described herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There has not been any related transaction during the year ended September 30, 2011. Mr. Steven Lowe remains the only independent director of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Friedman LLP and Silberstein Ungar, PLLC for the fiscal years ended September 30, 2011 and 20010 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2011	September 30, 2010

Audit Fees	$8,000		$20,000
Audit Related Fees	$5,250	$
Tax Fees	$1,000		$1,500
All Other Fees	$0		$0
Total	$14,250		$21,500

Audit Fees for the fiscal years ended September 30, 2011 and 20010 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2011 and 2010 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal year ended September 30, 2011 and 2010 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2011 and 2010.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2011 and 2010.

B.  Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010.

C.  Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended September 30, 2011 and 2010.

D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 36 to 37 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 th day of January 2012.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan

By:  Max Khan

Chief Executive Officer, Chief Financial/Accounting Officer, and Director

Date: January 13, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan

By: Max Khan

Chief Executive/Accounting Officer, Chief Financial Officer and Director

Date: January 13, 2012

/s/ Gobind Sahney

By: Gobind Sahney

Chairman of the Board

Date: January 13, 2012

/s/ Steven Lowe

By: Steven Lowe

Director

Date: January 13, 2012