Form 10-K/A
period 2011-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-01-31
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

The Company’s common stock has been trading on the OTCBB since October 2004 and, accordingly, the aggregate “market value” of such shares is approximately $100,000.  The “value” of the 9,231,962 shares held by non-affiliates, based upon the book value as of September 30, 2011 is less than $0.03 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

EXPLANATORY NOTE

Receivable Acquisition & Management Corporation. (the “Company”) is filing this Amendment No. 1 on Form 10-K/AA because the original 10-K  that was filed contained financial statements that had not been approved by our independent auditors and therefore the 10-K also did not contain consents from our auditors, and  to amend Items 1 and 3 of Part I, Items 5, 6, 8 and 9A of Part II, and Items 14 and 15 of Part III of its Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on January 13, 2012 (the “Original Filing”). The purpose of this Amendment No. 1, together with the related report of the Company’s independent registered public accounting firm, in accordance with General Instruction A(4) of Form 10-K not later than 30 days after the applicable due date of the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Items 1 and 3 of Part I, Items 5, 6, 8 and 9A of Part II, and Items 14 and 15 of Part III, as amended. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

DOCUMENTS INCORPORATED BY REFERENCE - None

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

For the years ended September 30, 2011 and September 30, 2010, our revenues were approximately $52,572  and $158,851 and our net loss was ($81,812) and ($136,318), respectively. The Company has discontinued making new investments and is in the business of collecting on the receivables we presently have, while we seek to merge with or acquire another company.

Industry Overview

The purchasing, servicing and collection of charged-off, sub-performing and performing consumer receivables is an industry that is driven by:

*	levels of consumer debt;
*	defaults of the underlying receivables; and
*	utilization of third-party providers to collect such receivables.

We believe that as a result of the difficulty in collecting these past due receivables and the desire of originating institutions to focus on their core businesses and to generate revenue from these receivables, originating institutions are increasingly electing to sell these portfolios.

Strategy

The Company ceased making new investments in charged off consumer credit portfolios since October 2007 and is currently running off existing portfolios and seeking to merge with or acquire company seeking to go public. The Company entered into a letter of intent in April 2011 to merge with Airbak Technologies LLC and advanced $165,000 as a secured loan. However, the Company has not been able close the merger and filed suit to recover the amount lent to Airbak. The Company continues to remain engaged in the Airbak matter but there is no certainty of concluding a transaction with Airbak. The Company is aggressively looking at additional targets.

Employees

As of September 30, 2011, we had 1 full-time employee.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, and default of certain Promissory Notes issued under a Master Loan Agreement. The Company and an investor introduced by the Company had advanced $165,000 to Airbak under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $165,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak. Additionally, the Company is seeking $100,000 on behalf of an investor who directly advanced $100,000 against a promissory note,  directly to Airbak under the same Master Loan Agreement in order to assist with the merger. The outcome of this complaint cannot be determined at this point.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the Nasdaq Bulletin Board under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2011 was $0.03 per share.

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

Equity Compensation Plans

As of September 30, 2011, we had the following securities authorized for issuance under the equity compensation plans:

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

Consolidated Statements of Operations Data:

	For the Year Ended September 30, 2011 & 2010
	2011	2010

Revenue	$52,572		$158,851

Selling, general and administrative	$134,582		$234,228
Total operating expenses	$134,582		$295,529
(Loss) from operations	$(82,010)		$(136,678)
Other (expense) income, net	$198		$360
Net (loss)	$(81,812)		$(136,318)

Basic (loss) per share	$(0.00)	$	(0.01)
Diluted (loss) per share	$(0.00)	$	(0.01)

Shares used in calculation of loss per share	17,815,614		16,075,499

Consolidated Balance Sheet Data:

	For the Year Ended September 30, 2011 & 2010
	2011	2010
Cash and cash equivalents	$178,318	$186,401
Working Capital	$136,673	$163,843
Total assets	$344,615	$243,742
Long-term obligations	$--	$--
Total Stockholder’s equity	$137,544	$202,261

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

FINANCIAL STATEMENTS:

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	8 - 9

Consolidated Balance Sheets as of September 30, 2011 and 2010	10

Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010	11

Consolidated Statements of Stockholders’ Equity as of September 30, 2011	12

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010	13

Notes to Consolidated Financial Statements	14-21

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Receivable Acquisition and Management Corporation

Fort Lee, New Jersey

We have audited the accompanying consolidated balance sheet Receivable Acquisition and Management Corporation as of September 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Receivable Acquisition and Management Corporation as of and for the year ended September 30, 2010 were audited by other auditors whose report dated January 12, 2011 was unqualified.

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

The accompanying consolidated financial statements have been prepared assuming that Receivable Acquisition and Management Corporation will continue as a going concern.  As discussed in Note 10 to the consolidated financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries

2 Executive Drive, Suite 630, Fort Lee, New Jersey, 07024

We have audited the accompanying consolidated balance sheet of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2010.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2010 and the results of their operations and their cash flows for the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2009	16,052,896	$ 16,053	$ 614,566	$ (329,872)	$ 300,747

Issued 750,000 options for compensation			17,582	-	17,582

Issuance of stock for cash	750,000	750	19,500	-	20,250

Net income (loss) for the year ended September 30, 2010				(136,318)	(136,318)

BALANCE, SEPTEMBER 30, 2010	16,802,896	$ 16,803	$ 651,648	$ (466,190)	$ 202,261

Issuance of stock for cash	900,000	900	5,850		6,750

Issuance of stock for cash	46,000	46	299		345

Issued 200,000 shares for board compensation	200,000	200	9,800		10,000

Net income (loss) for the year ended September 30, 2011				(81,812)	(81,812)

BALANCE, SEPTEMBER 30, 2010	17,948,896	$ 17,949	$ 667,597	$ (548,002)	$ 137,544

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (81,812)	$ (136,318)

Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of stock	10,000	17,582

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	56,044	22,521
Decrease in prepaid expenses	-	939
Increase (decrease) accrued expenses	(7,192)	3,683
Write-down of receivables	-	61,301
Net cash provided by operating activities	(22,960)	(30,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds (payment) on notes receivable	(165,000)	-
Net cash (used in) financing activities	(165,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	7,095	20,250
Proceeds (payment) on notes payable	170,000	-
Proceeds from officer loan	2,782
Net cash (used in) financing activities	179,877	20,250

NET (DECREASE) IN CASH	(8,083)	(10,042)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	186,401	196,443

CASH AND CASH EQUIVALENTS - END OF YEAR	$178,318	$ 186,401

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

B.  FINANCE RECEIVABLES CONTINUED

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

Changes in finance receivables for the years ended September 30, 2011 and 20010 were as follows:

	2011	2010
Balance at beginning of year	$ 57,341	$ 141,163
Cash collections applied to principal	(56,044)	(22,521)
Receivable writedown	-	(61,301)
Balance at end of year	$ 1,297	$ 57,431
Estimated Remaining Collections (“ERC”)*	$ 1,297	$ 57,431

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

A summary of the status of the Company’s stock option plans for the fiscal years ended September 30, 2011 and 2010 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price
Outstanding options at October 1, 2009	-	$ -
Options granted	750,000	0.027
Options exercised	(750,000)	0.027
Outstanding options as of September 30, 2010	-	$ -

No options were issue during the year ended September 30, 2011.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 2 - STOCK OPTIONS (CONTINUED)

Remaining options available for grant were 36,750,000 and 36,750,000 as of September 30, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the years ended September 30, 2011 and 2010 was $0 and $17,582, respectively. Cash received from the exercise of stock options for the years ended September 30, 2011 and 2010 was $0 and $20,250, respectively.

For the years ended September 30, 2011 and 2010, the unamortized compensation expense for stock options for both the years ended was $0. The Company has no non-vested options as of September 30, 2011. The compensation cost that has been charged against income for the Plan was $0 and $17,582 for the fiscal years ended September 30, 2011 and 2010, respectively. No options were issued during the year ended September 30, 2011.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term.. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095.  At September 30, 2011 and September 30, 2010, respectively, the Company had -0- and 946,000 warrants outstanding.

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

The following is a list of the common stock transactions during the year ended September 30, 2011:

The Company issued 946,000 shares for cash of $7,095. The issuance resulted from the exercise of stock warrants.

The Company issued 200,000 shares for services.  The value was $10,000.

NOTE 6 - RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the years ended September 30, 2011 and 2010 were $1,060 and $13,742 respectively. The Fund has been fully redeemed. See Note 9.

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

SEPTEMBER 30, 2011 AND 2010

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

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

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at September 30, 2011. These notes bear interest at a rate of 15% or maximum of $24,000. Airbak defaulted on the Note and Company has a default judgement outstanding and highest permitted default interest rate continues to accrue. In the event a merger with Airbak is not completed then Company will enforce the judgment and pursue claims against the members of Airbak Technologies LLC.

NOTE 9 - NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 each to Brent Grady and Dr. Rizwan Chaudhry, at an annual interest rate of 5%.  The note is due on Nov 4, 2012. On August 10, 2011, the Company issued a convertible note payable in the amounts of $40,000 and $30,000 to BMS Associates and Farheen Shadab, at an annual interest rate of 5%.  The note is due on February 10, 2013. Brent Grady’s note of $50,000 was paid back without interest and penalty subsequent to September 30, 2011 and the company continues to accrue interest on the remaining notes.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 10 - GOING CONCERN

The Company has incurred operating losses since inception, has limited working capital, and its operating activities may require financing from outside institutions and/or related parties. The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company will need outside financing to support its continued operations or may need to seek a merger with another company in order to survive.

NOTE 11 - SUBSEQUENT EVENTS

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

Internal Accounting: Our internal accounting is done by a CPA firm before financials are submitted to our auditors. However, management of the company erred and filed a Form 10-K which did not contain the “final” audited version of the financial statements and prior to the Form 10-K having been fully reviewed by its independent auditors, and without their consent.

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

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Friedman LLP and Silberstein Ungar, PLLC for the fiscal years ended September 30, 2011 and 2010 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

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

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2011 and 2010.

B.  Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010.

C.  Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2011 and 2010.

D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010.

(b)  Exhibits

Exhibit 31 - Certification of Principal Executive Officer and Principal Accounting Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of January 2012.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan

By:  Max Khan

Chief Executive Officer, Chief Financial/Accounting Officer, and Director

Date: January 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan

By: Max Khan

Chief Executive/Accounting Officer, Chief Financial Officer and Director

Date: January 30, 2012

/s/ Gobind Sahney

By: Gobind Sahney

Chairman of the Board

Date: January 30, 2012

/s/ Steven Lowe

By: Steven Lowe

Director

Date: January 30, 2012