Form 10-Q
period 2011-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-02-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___     Accelerated filer ____     Non-accelerated filer ___     Small reporting company X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

February 14, 2012

Common Stock: 17,948,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS

CURRENT ASSETS
Cash	$ 185,161	$ 178,318
Notes receivable	165,000	165,000
Finance receivables - short term	-	432

Total current assets	350,161	343,750

OTHER ASSETS
Finance receivables - long-term	-	865

Total other assets	-	865

TOTAL ASSETS	$ 350,161	$ 344,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$ 42,688	$ 34,289
Officer loan	2,782	2,782
Notes payable	170,000	170,000

Total current liabilities	215,470	207,071

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2011 and 2010 and 0 shares
issued and outstanding at December 31, 2011 and
September 30, 2011, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2011 and 2010
and 17,748,896 shares issued and outstanding
at December 31, 2011 and September 30, 2011, respectively	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(550,855)	(548,002)

Total stockholders' equity	134,691	137,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 350,161	$ 344,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	2011	2010

REVENUES
Financing income	$ 18,855	$ 9,801
Service income and other	280	187
Total revenues	19,135	9,988

COSTS AND EXPENSES
Selling, general and administrative	22,030	29,157
Total costs and expenses	22,030	29,157

LOSS FROM OPERATIONS	(2,895)	(19,169)

OTHER INCOME (EXPENSES)
Interest income	42	65
Total other income (expenses)	42	65

NET LOSS APPLICABLE TO COMMON STOCK	$ (2,853)	$ (19,104)

LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,948,896	17,646,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,853)	$ (19,104)

Adjustments to reconcile net income to net cash
provided by operating activities:

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	1,297	12,501
Increase in employee advances	-	(7,250)
Decrease accrued expenses	8,399	(5,479)
Net cash provided by (used in) operating activities	6,843	(19,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	6,750
Net cash provided by financing activities	-	6,750

NET (DECREASE) IN CASH	6,843	(12,582)

CASH AND CASH EQUIVALENTS - BEGINNING OF THE PERIOD	178,318	186,401

CASH AND CASH EQUIVALENTS - END OF THE PERIOD	$ 185,161	$ 173,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2011 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the three months ended December 31, 2011 and 2010, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

Changes in finance receivables for the three months ended December 31, 2011 ended were as follows:

2011
Balance at beginning of year October 1	$ 1,297
Cash collections applied to principal	(1,297)
Balance at end of year	$ -
Estimated Remaining Collections (“ERC”)*	$ -

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $18,855 and $9,801 for the periods ended December 31, 2011 and 2010, respectively.

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

D.  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2011 and September 30, 2011.

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

DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2011 and September 30, 2011, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At December 31, 2011 and September 30, 2011, respectively, the Company had -0- warrants outstanding.

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

There was no provision for income tax for the three months ended December 31, 2011 and 2010.

Due to the uncertainty of utilizing the approximate $550,855 and $485,294 in net operating loss carryforwards for the three months ended December 31, 2011 and 2010 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2032.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	December 31, 2011	December 31, 2010
Deferred tax assets	$ 192,799	$ 169,853
Less: valuation allowance	(192,799)	(169,853)
Totals	$ -	$ -

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

There were 325,000,000 shares of common stock authorized, with 17,948,896 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively. The par value for the common stock is $.001 per share.

There were no common stock transactions for the three months ended December 31, 2011.

The following is a list of the common stock transactions during the three months ended December 31, 2010:

The Company issued 946,000 shares for cash of $7,095.

NOTE 6 - RELATED PARTY

The Company receives fees from Ramco Income Fund Limited (“Fund”) a Bermuda entity. The Company is the investment manager of the Fund.  The servicing fees for the three months ended December 31, 2011 and 2010 were $280 and $187 respectively. The Fund has been fully redeemed.

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

DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Assets	Level 1	Level 2	Level 3	Total
Finance receivables	-	-	$ -	$ -
Total Assets	-	-	$ -	$ -
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Assets	Level 1	Level 2	Level 3	Total
Finance receivables	-	-	$ 1,297	$ 1,297
Total Assets	-	-	$ 1,297	$ 1,297
Liabilities	-	-	-	-
Total Liabilities	-	-	-	-

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at December 31, 2011. These notes bear interest at a rate of 15% or maximum of $24,000. Airbak defaulted on the Note Company has a default judgment outstanding and the highest permitted default interest rate continues. In the event a merger with Airbak is not completed the Company will enforce the judgment and pursue claims against the members of Airbak Technologies, LLC.

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company made a $50,000 payment towards the $170,000 note payable.

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to December 31, 2011to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10K as of and for the year ended September 30, 2011 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

Revenue

During the quarter ended December 31, 2011, the company had a net loss of ($2,853) on revenue of $19,135 versus a net loss of ($19,104) on revenue of $9,988 in quarter ended December 31, 2010. Total revenue for the quarter ended December 31, 2011 included finance income of $18,855 and servicing income of $280 versus finance income of $9,801 and servicing income of $187 during the quarter ended December 31, 2010.

Operating Expenses

Total operating expenses for the three month ended December 31, 2011 were $22,030 versus $29,157 during the three month ended December 31, 2010. The Company has taken additional steps to reduce expenses and conserve cash so a strategic transaction can be completed.

Rent and Occupancy

Rent and occupancy expenses were $6,000 for the three months ended December 31, 2011 same as for the three months ended December 31, 2010.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2011.

Purchase of Defaulted Receivables

During the quarters ended December 31, 2011 and December 31, 2010, the Company did not acquire any portfolios.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 4 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is approximately 35% which is expected to rise during the later years of recovery. The Company records revenues net of all collection fees.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a working capital of $134,691 versus $136,679 at September 30, 2011.   The Company believes that funds generated from operations, resale of portfolios together with existing cash will not be sufficient to finance its operations for the foreseeable future. At the end of three month ended December 31, 2011, the Company had net cash of $185,161 versus $178,318 at September 30, 2011. Net cash provided by operating activities was $6,843 for the three months ended December 31, 2011 versus net cash used by operating activities of ($19,332) for the three months ended December 31, 2010. Cash provided from financing activities during the quarter ended December 31, 2011 was -0- versus $6,750 from the exercise of warrants during the quarter ended December 31, 2010.

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

The Company believes that funds generated from operations, together with existing cash will not be sufficient to finance its operations for the foreseeable future The Company has begun strategic review of operations and exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2011.

Contractual Obligation

The Company entered into a one year lease at $2,000 per month which includes broadband and telephone.  The lease expires on December 31, 2012.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. They have concluded that, as of December 31, 2011 that our disclosures were effective to ensure that:

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

On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, dual pledging of collateral and default of certain Promissory Notes issued under a Master Loan Agreement. The Company and an investor introduced by the Company had advanced $165,000 to Airbak and an investor introduced by the Company advanced $100,000 under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $165,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak and an additional $100,000 plus accrued interest on behalf of the investor. The Company has received a certified judgment against Airbak and it intends to pursue against Airbak LLC and its members to the full extent of the law. The outcome of this complaint cannot be determined at this point.

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

Date: February 14, 2012

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 14, 2012

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director