Form 10-Q
period 2012-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-05-15
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2012

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

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Small reporting company [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 14, 2012

Common Stock:  17,948,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	September 30,
	2012	2011

CURRENT ASSETS
Cash	$49,591	$178,318
Notes receivable	165,000	165,000
Finance receivables - short term	-	432

Total current assets	214,591	343,750

OTHER ASSETS
Finance receivables - long-term	-	865

Total other assets	-	865

TOTAL ASSETS	$214,591	$344,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$42,240	$34,289
Officer loan	2,782	2,782
Notes payable	50,000	170,000

Total current liabilities	95,022	207,071

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized and 0 shares issued
and outstanding at March 31, 2012 and September 30, 2011	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized and 17,948,896 shares
issued and outstanding at March 31, 2012 and September 30, 2011	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(565,977)	(548,002)

Total stockholders' equity	119,569	137,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,591	$344,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2012	2011	2012	2011

REVENUES
Financing income	$30,842	$23,111	$11,987		$13,310
Service income and other	560	411	280		224
Total revenues	31,402	23,522	12,267		13,534

COSTS AND EXPENSES
Selling, general and administrative	49,442	57,421	27,412		28,264
Total costs and expenses	49,442	57,421	27,412		28,264

(LOSS) FROM OPERATIONS	(18,040)	(33,899)	(15,145)		(14,730)

OTHER INCOME
Interest income	65	128	23		63
Total other income	65	128	23		63

(LOSS) BEFORE PROVISION FOR INCOME TAX	$(17,975)	$(33,771)	$(15,122)		$(14,667)

PROVISION FOR INCOME TAXES	-	-	-	-

(LOSS) APPLICABLE TO COMMON STOCK	$(17,975)	$(33,771)	$(15,122)		$(14,667)

(LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)		$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,748,896	17,696,984	17,748,896		17,748,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(17,975)	$(33,771)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	1,297	18,931
Decrease prepaid expenses	-	(160)
Increase (decrease) in accrued expenses	7,951	(7,687)

Net cash (used in) operating activities	(8,727)	(22,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	7,095
Payment on notes payable	(120,000)	-

Net cash provided by (used in) financing activities	(120,000)	7,095

NET (DECREASE) IN CASH	(128,727)	(15,592)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	178,318	186,401

CASH AND CASH EQUIVALENTS - END OF PERIOD	$49,591	$170,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

During the six months ended March 31, 2012 and 2011, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Changes in finance receivables for the six months ended March 31, 2012 and the balance at the end of the period was as follows:

2012

Balance at beginning of year October 1, 2011	$1,297
Cash collections applied to principal	(1,297)
Receivable writedown	-
Balance at the end of the year	$-
Estimated Remaining Collections ("ERC")*	$-

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $11,987 and $13,310 for the three month periods ended March 31, 2012 and 2011, respectively.

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

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2012 and September 30, 2011.

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

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2012 and September 30, 2011, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At March 31, 2012 and September 30, 2011, respectively, the Company had -0- warrants outstanding.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

There was no provision for income tax for the six months ended March 31, 2012 and 2011. Due to the uncertainty of utilizing the approximate $565,977 and $499,961 in net operating loss carry-forwards for the six months ended March 31, 2012 and 2011 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2032.

	March 31,	September 30,
	2012	2011

Deferred tax assets	$198,092	$174,986
Less: valuation allowance	(198,092)	(174,986)
Totals	$-	$-

NOTE 5 - STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,948,896 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively. The par value for the common stock is $.001 per share.

There were no common stock transactions for the six months ended March 31, 2012.

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of March 31, 2012 and September 30, 2011.

NOTE 6 - RELATED PARTY

The Company was the investment manager of Ramco Income Fund Limited (“Fund”) a Bermuda entity which has been fully redeemed and dissolved.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$ -	$ -

Total Assets	-	-	$ -	$ -

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$ 1,297	$ 1,297

Total Assets	-	-	$ 1,297	$ 1,297

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at March 31, 2012. These notes bear interest at a rate of 15% or maximum of $24,000. Airbak defaulted on the Note Company has a default judgment outstanding and the highest permitted default interest rate continues. In the event a merger with Airbak is not completed the Company will enforce the judgment and pursue claims against the members of Airbak Technologies, LLC.

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

Brent Grady note of $50,000, BMS Associates note of $40,000 and the Farheen Shadab note of $30,000 have been paid back without interest and penalty and the Company continues to accrue interest on the remaining notes.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10K as of and for the year ended September 30, 2012 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

RESULTS OF OPERATIONS

Overview

The Company use to purchase and collect upon defaulted consumer receivables. These receivables were acquired at deep discounts and outsourced for collections on a contingency basis. The Company also managed Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund. The Company ceased investing in new portfolios in September 2007 and closed the Bermuda fund and is currently seeking to merge with or acquire another operating entity seeking to go public via reverse merger. There is no assurance that the company will succeed in such a merger or acquisition.

Revenue

During the quarter ended March 31, 2012, the Company had a net loss of ($15,122) on revenue of $12,267 versus a net loss of ($14,667) on revenue of $13,534 in the quarter ended March 31, 2011. Total revenue for the quarter ended March 31, 2012 included finance income of $11,987 and servicing income of $280 versus finance income of $13,310 and servicing income of $224 during the quarter ended March 31, 2011.

Operating Expenses

Total operating expenses for the three month ended March 31, 2012 were $27,412 versus $28,264 during the three month ended March 31, 21011. The Company has taken additional step to reduce expenses and conserve cash so a strategic transaction can be completed.

 Rent and Occupancy

Rent and occupancy expenses were $6,000 for the three months ended March 31, 2012 versus $6,000 for the three months ended March 31, 2011.

Depreciation

The Company did not record any depreciation expense for the three and six months ended March 31, 2012.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using six collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 30%.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a working capital of $119,569 versus working capital of $149,978 during the quarter ended March 31, 2011. The decrease in working capital is largely due to repayment of note payables, declining collections and servicing fees and will continue to decline for the same reasons.   The Company believes that funds generated from operations, resale of portfolios together with existing cash will be sufficient to finance its operations for the next twelve months. At the end of three month ended March 31, 2012, the Company had net cash of $49,591versus $170,809 at the end of quarter March 31, 2011. At the end of three months ended March 31, 2012, net cash used by operating activities was ($8,727) versus net cash used of ($22,687) for the three months ended March 31, 2011. Cash used by financing activities was $120,000 during the quarter ended March 31, 2012 versus cash provided by financing activities of $7,095 during the quarter ended March 31, 2011. There were no cash flows from financing activities in comparable quarters.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. The Company has begun strategic review of operations and exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended March 31, 2012.

Contractual Obligation

The Company entered into a twelve month lease at $2,000 per month which includes broadband and telephone.  The lease expires on March 31, 2013.

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

PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK

The SEC adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Based upon the price of the Common Stock as currently traded on the OTC Markets QB, the Company's Common Stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors."  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchaser's written consent to the transaction prior to sale.  Consequently, this rule may have a negative effect on the ability of stockholders to sell common shares of the Company in the secondary market.The risks, uncertainties and assumptions may include the following:

•

Due to inability to raise capital and deep recession, the Company decided not to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the

•

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. They have concluded that, as of March 31, 2012, our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2012 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, dual pledging of collateral and default of certain Promissory Notes issued under a Master Loan Agreement. The Company and an investor introduced by the Company had advanced $165,000 to Airbak and an investor introduced by the Company advanced $100,000 under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $165,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak and an additional $100,000 plus accrued interest on behalf of the investor. The Company has received a certified judgment against Airbak and it intends to pursue against Airbak LLC and its members to the full extent of the law. The outcome of the negotiation cannot be determined at this point.

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

Date: May 14, 2012

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director
Date: May 14, 2012