Form 10-Q
period 2012-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-08-08
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD JUNE 30, 2012

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

Large accelerated filer ___   Accelerated filer ____   Non-accelerated filer  ___   Small reporting company X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Aug 7, 2012, Common Stock:  17,948,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 20012 AND 2011

FINANCIAL STATEMENTS:

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	September 30,
	2012	2011

CURRENT ASSETS
Cash	$ 60,197	$ 178,318
Notes receivable	165,000	165,000
Finance receivables - short term	-	432

Total current assets	225,197	343,750

OTHER ASSETS
Finance receivables - long-term	-	865

Total other assets	-	865

TOTAL ASSETS	$ 225,197	$ 344,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$ 40,960	$ 34,289
Officer loan	-	2,782
Notes payable	50,000	170,000

Total current liabilities	90,960	207,071

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized and 0 shares issued
and outstanding at June 30, 2012 and September 30, 2011	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized and 17,948,896 shares
issued and outstanding at June 30, 2012 and September 30, 2011	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(551,309)	(548,002)

Total stockholders' equity	134,237	137,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 225,197	$ 344,615

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011

REVENUES
Financing income	$ 66,663	$ 33,966	$ 35,821	$ 10,855
Service income and other	560	874	-	463
Total revenues	67,223	34,840	35,821	11,318

COSTS AND EXPENSES
Selling, general and administrative	70,606	107,518	21,164	50,097
Total costs and expenses	70,606	107,518	21,164	50,097

INCOME (LOSS) FROM OPERATIONS	(3,383)	(72,678)	14,657	(38,779)

OTHER INCOME
Interest income	76	17,235	11	17,107
Total other income	76	17,235	11	17,107

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	$ (3,307)	$ (55,443)	$ 14,668	$ (21,672)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (3,307)	$ (55,443)	$ 14,668	$ (21,672)

(LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ 0.00	$ (0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
OF COMMON STOCK - BASIC	17,948,896	17,770,698	17,948,896	17,918,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$ (3,307)	$ (55,443)
Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
Issuance stock for services	-	10,000

Changes in Certain Assets and Liabilities
Collections applied to principal on finance receivables	1,297	48,797
Decrease prepaid expenses	-	(160)
Decrease interest receivable	-	(17,066)
Decrease in accrued expenses	6,671	39

Net cash (used in) operating activities	4,661	(13,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	7,095
Payment on notes payable	(120,000)	(165,000)
Payment on notes payable	-	99,890
Payment on officer loan	(2,782)	-

Net cash (used in) financing activities	(122,782)	(58,015)

NET (DECREASE) IN CASH	(118,121)	(71,848)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	178,318	186,401

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 60,197	$ 114,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD
Interest expense	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

During the nine months ended June 30, 2012 and 2011, the Company neither acquired nor sold any finance receivables.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Changes in finance receivables for the nine months ended June 30, 2012 ended were as follows:

2012

Balance at beginning of year October 1,	$ 1,297
Cash collections applied to principal	(1,297)
Balance at the end of the year	$ -
Estimated Remaining Collections ("ERC")*	$ -

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $66,663 and $33,966 for the periods ended June 30, 2012 and 2011, respectively.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2012 and September 30, 2011.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

H.  RECENT ACCOUNT PRONOUNCEMENTS (CONTINUED)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2011 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2012. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flow.

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At June 30, 2012 and September 30, 2011, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At June 30, 2012 and September 30, 2011, respectively, the Company had -0- warrants outstanding.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

There was no provision for income tax for the nine months ended June 30, 2012 and 2011.

Due to the uncertainty of utilizing the approximate $551,309 and $521,633 in net operating loss carryforwards for the six months ended June 30, 2012 and 2011 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

The losses are available to offset future taxable income through 2032.

	June 30, 2012	September 30, 2011

Deferred tax assets	$ 192,958	$ 174,896
Less: valuation allowance	(192,958)	(174,896)
Totals	$ -	$ -

NOTE 5 - STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,948,896 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively. The par value for the common stock is $.001 per share.

There were no common stock transactions for the nine months ended June 30, 2012.

The following is a list of the common stock transactions during the nine months ended June 30, 2011:

The Company issued 946,000 shares for cash of $7,095.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012.

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$-	$-

Total Assets	-	-	$-	$-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$1,297	$1,297

Total Assets	-	-	$1,297	$1,297

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at June 30, 2012. These notes bear interest at a rate of 15% or maximum of $24,000. Airbak defaulted on the Note Company has a default judgment outstanding and the highest permitted default interest rate continues. In the event a merger with Airbak is not completed the Company will enforce the judgment and pursue claims agaist the members of Airbak Technologies, LLC.

NOTE 9 - NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 to Brent Grady and $50,000 to Dr. Rizwan Chaudhry, at an annual interest rate of 5%. The note is due on November 4, 2012. On August 10, 2011, the Company issued a convertible note payable in the amounts of $40,000 and $30,000 to BMS Associates and Farheen Shadab, at an annual interest rate of 5%. The note is due on February 10, 2013.

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENTS’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K as of and for the year ended September 30, 2011 as filed with the Securities and Exchange Commission.   Cautionary Statements Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

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

Revenue

The Company generated $35,821 in revenue and net profit of $14,668 during the quarter ended June 30, 2012 versus $11,318 in revenue and net loss of ($21,672) during the quarter ended June 30, 2011. For the nine months ended June 30, 2012, the Company had a net loss of ($3,307) on revenue of $67,223 versus a net loss of ($55,443) on revenue of $34,840 during the nine months ended June 30, 2011. The Company has not invested in new portfolios since September 2007 and is essentially in a run-off mode with respect to current receivables.

Operating Expenses

During the quarter ended June 30, 2012, total operating expenses declined by approximately 58% or $28,933 to $21,164 from $50,097 during the quarter ended June 30, 2011. The Company expects to maintain the current level of expenses going forward.

Rent and Occupancy

Rent and occupancy expenses were $6,000 during the quarter ended June 30, 2012.

Depreciation

The Company did not record any depreciation expense for the nine months ended June 30, 2012.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The Company is currently using six collection agencies in the U.S. and U.K.

Seasonality

Collections tend to be higher in the first and second quarters of the year and lower in the third and fourth quarter of the year, due to consumer payment patterns in connection with seasonal employment, income tax refunds and holiday spending habits.

Liquidity and Capital Resources

As of June 30, 2012, the Company had working capital of $134,237 versus $158,217 at the end of quarter ended June 30, 2011. The decline is in line with declining collections due to lack of new investments and declining collections from remaining portfolios. The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. For the nine months ended June 30, 2012, the Company had net cash of $60,197 versus net cash of $114,553 at the end of nine months ended June 30, 2011. At the end of nine months ended June 30, 2012, net cash provided from operating activities was $4,661 versus net cash used in operating activities of ($13,833) during the nine months ended June 30, 2011. Net cash used in financing activities was ($122,782) at the end of nine months ended June 30, 2012 versus ($58,015) during the nine months ended June 30, 2011.

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

Income Taxes

The Company did not record any provision for taxes for the nine month ended June 30, 2012.

Contractual Obligation

The Company is currently paying at $2,000 per month which includes broadband and telephone.  The lease expires on March 31, 2013.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. They have concluded that, as of June 30, 2012 that our disclosures were effective to ensure that:

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

On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, dual pledging of collateral and default of certain Promissory Notes issued under a Master Loan Agreement. The Company and an investor introduced by the Company had advanced $165,000 to Airbak and an investor introduced by the Company advanced $100,000 under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $165,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak and an additional $100,000 plus accrued interest on behalf of the investor. The Company has received a certified judgment against Airbak and it intends to pursue against Airbak LLC and its members to the full extent of the law. The Company continues to work with Airbak to achieve a favorable outcome which cannot be determined at this point.

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

Date: Aug 7, 2012
By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director

Date: Aug 7, 2012