Form 10-K
period 2012-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2012-12-31
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer ☐

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes [  ]   No [X]

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2012 is 17,948,896 shares, all of one class, $.001 par value per share.

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

For the years ended September 30, 2012 and September 30, 2011, our revenues were approximately $84,535 and $52,572 and our net loss was ($148,338) and  ($81,812),  respectively. The Company has discontinued making new investments and is seeking to merge with or acquire another company seeking to go public via reverse merger.

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

Strategy

The Company ceased making new investments in charged off consumer credit portfolios since October 2007 and is currently running off existing portfolios and seeking to merge with or acquire companies in the healthcare and information technology industry. The Company entered into a letter of intents to merge with Airbak Technologies LLC and advanced $166,000 as a secured loan. However, the Company has not been able close the merger and filed suit to recover the amount lent to Airbak. The Company continues to remain engaged in the Airbak matter but there is no certainty of recovering the funds advanced or concluding a transaction with Airbak. The Company is aggressively looking at additional targets.

Employees

As of September 30, 2012, we had 1 full-time employee.

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

Our President and Chief Executive Officer, Max Khan, is responsible for making substantially all management decisions. The loss of Max Khan could disrupt our operations and adversely affect our ability to successfully merge with another company.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and municipal laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states where consumers reside and/or where creditors are located.

If a significant portion of our shares available for resale are sold in the public market, the market value of our common stock could be adversely affected.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had approximately 17,948,896 shares of common stock issued and outstanding as of the date hereof.  We may also issue additional shares in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive and administrative offices are located at 2 Executive Drive, Suite 630, Fort Lee, NJ 07024. We lease our New Jersey facility at approximately $2,000 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

On July 28, 2011, the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, and default of certain Promissory Notes issued under a Master Loan Agreement. The Company had advanced $166,000 to Airbak under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $166,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak. The outcome of this complaint cannot be determined at this point.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 2004, our common stock, par value $.001 per share, had been quoted on the OTC Markets under the symbol “RCVA”. Prior to October 2004, there was no market for our common stock. The last reported price as of December 31, 2012 was $0.01 per share.

Holders

As of December 31, 2012 we had approximately 270 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

During the fiscal year ended September 30, 2012, we did not issue any equity compensation for the benefit of our directors, officers or future employees.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

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

Results of Operations

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011.

Revenues

Total revenue for the twelve months ended September 30, 2012 increased by approximately 62% or $32,854 to $85,426 from $52,572 for the year ended September 30, 2011.  The Company had a net loss of ($148,338) for the year ended September 30, 2011 versus net loss of ($81,812) for the year ended September 30, 2011. The net loss was largely impacted by impairment of note receivable from Airbak Technologies LLC.

Total operating expenses

Total operating expenses in the year ended September 30, 2012 declined by approximately 32%  or $43,705 to $90,877     compared to $134,582  for the year ended September 30, 2011.

Other income and expense

For the year ended September 30, 2012, the Company had interest income of $88, loss of ($165,000) from impairment of notes receivable and income of $22,025 from debt relief compared to interest income of $198 for the year ended September 30, 2011. The Company has no other contingent expense.

Income taxes

For the years ended September 30, 2012 and 2011, the Company has not recorded any income tax liability.

Net Income (loss)

Net loss for the year ended September 30, 2012 was ($148,338) versus ($81,812) for the year ended September 30, 2011.

Liquidity and Capital Resources

Liquidity

At September 30, 2012 the Company had working capital deficit of ($10,794) versus working capital of $136,679 at September 30, 2011, largely due to impairment of notes receivables. At the year ended September 30, 2012, the Company had $60,572 in cash and is not able to generate sufficient cash to fund operations for the foreseeable future.  The Company is seeking to merger with another company seeking to go public but timing and type of company cannot be ascertained at this time.

 Cash Flows and Expenditures

Year ended September 30, 2012 compared to September 30, 2011

During the years ended September 30, 2012 and 2011, the Company had finance income of $ 84,535 and $51,512 , respectively.

During the year ended September 30, 2012, we generated $891 compared to $1,060 in servicing income in the year ended September 30, 2011.

Cash provided from operating activities was $5,036 during the year ended September 30, 2012 versus cash used from operations of ($22,960) during the year ended September 30, 2011.

Net cash used from financing activities was ($122,782) and net cash provided of $14,877 during the years ended September 30, 2012 and 2011 respectively.

Capital Resources

The cash flow from portfolios currently owned would be not be adequate to meet our operating expenses for the foreseeable future.

Inflation

We believe that inflation has not had a material impact on our results of operations for the year ended September 30, 2012.

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

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

·	the availability of financing;
·	our ability to maintain sufficient liquidity to operate our business until a combination with another company;
·	our ability to recover sufficient amounts on receivables to fund operations;
·	changes in, or failure to comply with, government regulations; and
·	the costs, uncertainties and other effects of legal and administrative proceedings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

PAGE(S)

FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11

Consolidated Balance Sheets as of September 30, 2012 and 2011	12

Consolidated Statements of Operations for the Years
Ended September 30, 2012 and 2011	13

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2012 and 2011	14

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years
Ended September 30, 2012 and 2011	15

Notes to Consolidated Financial Statements	16-22

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Receivable Acquisition and Management Corporation and Subsidiaries

2 Executive Drive, Suite 630, Fort Lee, NJ 07024

We have audited the accompanying consolidated balance sheets of Receivable Acquisition and Management Corporation and Subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Receivable Acquisition and Management Corporation and Subsidiaries as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years ended September 30, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Receivable Acquisition and Management Corporation will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Unger, PLLC

Bingham Farms, Michigan

December 28, 2012

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

ASSETS
	2012	2011

CURRENT ASSETS
Cash	$60,572	$178,318
Notes receivable	-	165,000
Finance receivables - short term	-	432

Total current assets	60,572	343,750

OTHER ASSETS
Finance receivables - long-term	-	865

Total other assets	-	865

TOTAL ASSETS	$60,572	$344,615

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued and other expenses	$21,366	$34,289
Officer loan	-	2,782
Notes payable	50,000	170,000

Total current liabilities	71,366	207,071

STOCKHOLDERS' EQUITY
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2011 and 2010 and 0 shares
issued and outstanding at September 30, 2012 and 2011, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2012 and 2010 and 17,948,896 shares
issued outstanding at September 30, 2012 and 2011, respectively	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(696,340)	(548,002)

Total stockholders' equity	(10,794)	137,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,572	$344,615

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

REVENUES
Financing income	$84,535	$51,512
Gain on sale of finance receivables	-	-
Service income and other	891	1,060
Total revenues	85,426	52,572

COSTS AND EXPENSES
Selling, general and administrative	90,877	134,582
Total costs and expenses	90,877	134,582

INCOME (LOSS) FROM OPERATIONS	(5,451)	(82,010)

OTHER INCOME (EXPENSES)
Interest income	88	198
Impairment Loss on Notes Receivable	(165,000)	-
Relief of Debt	22,025	-
Total other income (expenses)	(142,887)	198

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(148,338)	$(81,812)

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,948,896	17,815,614

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,338)	$(81,812)

Adjustments to reconcile net income to net cash
provided by operating activities:
Issuance of stock	-	10,000
Impairment Loss on Notes Receivable	165,000	-
Relief of Debt	(22,025)	-

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	1,297	56,044
Increase (decrease) accrued expenses	9,103	(7,192)
Net cash provided by (used in) operating activities	5,037	(22,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	7,095
Proceeds (payment) on notes receivable	-	(165,000)
Proceeds (payment) on notes payable	(120,000)	170,000
Proceeds from officer loan	(2,782)	2,782
Net cash provided by (used in) financing activities	(122,782)	14,877

NET (DECREASE) IN CASH	(117,745)	(8,083)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	178,318	186,401

CASH AND CASH EQUIVALENTS - END OF YEAR	$60,573	$178,318

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, OCTOBER 1, 2010	16,802,896	$16,803	$651,648	$(466,190)	$202,261

Issuance of stock for cash	900,000	900	5,850		6,750

Issuance of stock for cash	46,000	46	299		345

Issued 200,000 shares for board compensation	200,000	200	9,800		10,000

Net income (loss) for the year ended September 30, 2011				(81,812)	(81,812)

BALANCE, SEPTEMBER 30, 2011	17,948,896	$17,949	$667,597	$(548,002)	$137,544

Net income (loss) for the year ended September 30, 2012				(148,338)	(148,338)

BALANCE, SEPTEMBER 30, 2012	17,948,896	$17,949	$667,597	$(696,340)	$(10,794)

The accompanying notes are an integral part of the consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

During the years ended September 30, 2012 and 2011, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

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

Changes in finance receivables for the years ended September 30, 2012 and 2011 were as follows:

	2012	2011

Balance at beginning of year October 1,	$ 1,297	$ 57,341
Cash collections applied to principal	(1,297)	(56,044)
Receivable writedown
Balance at the end of the year	$ -	$ 1.297
Estimated Remaining Collections ("ERC")*	$ -	$ 1,297

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $84,535 and $51,512 for the fiscal years ended September 30, 2012 and 2011, respectively.

Under ASC 310-30 debt security impairment is recognized only if the fair market value of the debt has declined below its amortized costs. The Company took impairment charges totaling approximately $0 during the years ended September 30, 2012 and 2011, respectively.

C.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2012 and September 30, 2011.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At September 30, 2012 and September 30, 2011, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During fiscal year 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At September 30, 2012 and 2011, respectively, the Company had -0- warrants outstanding.

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

There was no provision for income tax for the years ended September 30, 2012 and 2011.

Due to the uncertainty of utilizing the approximate $696,340 and $548,002 in net operating loss carryforwards for the years ended September 30, 2012 and 2011 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2032.

	September 30, 2012	September 30, 2011

Deferred tax assets	$ 243,719	$ 191,801
Less: valuation allowance	(243,719)	(191,801)
Totals	$ -	$ -

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

NOTE 5 - STOCKHOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,948,896 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively. The par value for the common stock is $.001 per share.

The following is a list of the common stock transactions during the year ended September 30, 2012:

There were no common stock transactions for the year ended September 30, 2012.

The following is a list of the common stock transactions during the year ended September 30, 2011:

The Company issued 946,000 shares for cash of $7,095.

The Company issued 200,000 shares for services.  The value was $10,000.

NOTE 6 - RELATED PARTY

The Company was the investment manager of Ramco Income Fund Limited (“Fund”) a Bermuda corporation whose shares have been fully redeemed and dissolved as of December 2010. On September 30, 2012, Loan Payable to Ramco Income Fund Limited (“Fund”) was written off to Relief of Debt.

NOTE 7 - FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and liabilities based  upon the fair value hierarchy specified by FASB Accounting Standards Codification (“ASC “) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair.

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

SEPTEMBER 30, 2012 AND 2011

NOTE 7 - FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$-	$-

Total Assets	-	-	$-	$-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$1,297	$1,297

Total Assets	-	-	$1,297	$1,297

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company has notes receivable from Airbak Technologies, LLC. The principal balances of these notes are $165,000 at June 30, 2012. The Company cannot reasonably determine the probability of collection of the notes and have been written off to Impairment Loss on Notes Receivable.

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2012, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting.  As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Management’s Assessment

Management has determined that, as of the September 30, 2012 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, age, and position of each of our directors and executive officers.

Name	Age	Present Principal Employment

Max Khan	46	Director, President, CEO and CFO
Gobind Sahney	51	Chairman
Steven Lowe	52	Director and Secretary

Set forth below is biographical information for each officer and director.

GOBIND SAHNEY, age 51, 1987 to 2004, Chairman & CEO, Young Entrepreneurs Society, Inc. (YES) a credit card marketing Company.1997 to 2004, Chairman & President, Sahney & Company, a corporate finance advisory firm. Mr. Sahney is a lifetime member of the National Eagle Scout Association; member Babson College Board of Trustees; the Babson College Asian Advisory Board; Mr. Sahney is a graduate of Babson College with dual degrees in Finance and Accounting. Born in 1961, Mr. Sahney lives in San Diego and has 2 children.

MAX KHAN, age 46, has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003  Mr. Khan has a Bachelors Degree in Accounting and Economics from City University of New York and MBA from Pace University (New York). He is married with 2 children and lives in New Jersey.

Steven Lowe, age 52, is a practicing attorney. He is the founder of Lowe Law. Mr. Lowe graduated from Vanderbilt University and received his JD from University of Connecticut School of Law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2012 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer and bonus for the years ended September 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($), (a)	($)	($)	($)	($)

Max Khan, President, Chief Executive Officer, Chief Financial Officer (1)	2012		$-0-	-0-	-0-	-0-	-0-	-0-	$
	2011		$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Steven Lowe Director and Secretary (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gobind Sahney Chairman of the Board (3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2012.  There were no shares of stock awarded or vested with respect to any of those executive officers.

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

None

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following table sets forth the number of shares known to be owned by all persons who own at least 5% of RAMC’s outstanding common stock, the Company's directors, the executive officers, and the directors and executive officers as a group as of December 31, 2012, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

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

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant.  Percentages are based on a total of 17,948,896 shares of common stock outstanding on December 31, 2012, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 31, 2012, as described herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There has not been any related transaction during the year ended September 30, 2012. Mr. Steven Lowe remains the only independent director of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Friedman LLP and Silberstein Ungar, PLLC for the fiscal years ended September 30, 2012 and 2011 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

	September 30, 2012	September 30, 2011

Audit Fees	$8,000	$8,000
Audit Related Fees	$5,250	$5,250
Tax Fees	$1,000	$1,000
All Other Fees	$0	$0
Total	$14,250	$14,250

Audit Fees for the fiscal years ended September 30, 2012 and 2011 were for professional services rendered for the audits of the consolidated financial statements of the Company,  consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended September, 2012 and 2011 were for assurance and related services reasonably related to the performance of the audit or quarterly review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal year ended September 30, 2012 and 2011 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended September 30, 2012 and 2011.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules

1.  Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A.  Consolidated Balance Sheets at September 30, 2012 and 2011.

B.  Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011.

C.  Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended September 30, 2012 and 2011.

D.  Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 29 to 32 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of December 2012.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan

By:  Max Khan

Chief Executive Officer, Chief Financial/Accounting Officer, and Director

Date: December 31, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan

By: Max Khan

Chief Executive/Accounting Officer, Chief Financial Officer and Director

Date: December 31, 2012

/s/ Gobind Sahney

By: Gobind Sahney

Chairman of the Board

Date: December 31, 2012

/s/ Steven Lowe

By: Steven Lowe

Director

Date: December 31, 2012