Form 10-Q
period 2012-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2013-02-12
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD DECEMBER 31, 2012

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

Large accelerated filer ___   Accelerated filer ____   Non-accelerated filer  ___   Small reporting company X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: February 12, 2013, Common Stock:  17,948,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

FINANCIAL STATEMENTS:

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	December 31,	September 30,
	2012	2012

CURRENT ASSETS
Cash	$59,959	$60,572
Notes receivable	-	-
Finance receivables - short term	-	-

Total current assets	59,959	60,572

OTHER ASSETS
Finance receivables - long-term	-	-

Total other assets	-	-

TOTAL ASSETS	$59,959	$60,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$24,989	$21,366
Notes payable	50,000	50,000

Total current liabilities	74,989	71,366

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2012 and 2011 and 0 shares
issued and outstanding at December 31, 2012 and September 30, 2012, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2012 and 2011 and 17,948,896 shares
issued outstanding at December 31, 2012 and September 30, 2012, respectively	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(700,576)	(696,340)

Total stockholders' equity (deficit)	(15,030)	(10,794)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,959	$60,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

REVENUES
Financing income	$14,515	$18,855
Service income and other	-	280
Total revenues	14,515	19,135

COSTS AND EXPENSES
Selling, general and administrative	18,763	22,030
Total costs and expenses	18,763	22,030

INCOME (LOSS) FROM OPERATIONS	(4,248)	(2,895)

OTHER INCOME (EXPENSES)
Interest income	12	42
Total other income (expenses)	12	42

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(4,236)	$(2,853)

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,948,896	17,948,896

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31,2012 AND 2011 (UNADUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,236)	$(2,853)

Adjustments to reconcile net income to net cash
provided by operating activities:

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	-	1,297
Increase accrued expenses	3,623	8,399
Net cash provided by (used in) operating activities	(613)	6,843

NET (DECREASE) IN CASH	(613)	6,843

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	60,572	178,318

CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,959	$185,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY AND PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared by Receivable Acquisition and Management Corporation and Subsidiaries (the "Company"), formerly Feminique Corporation and Subsidiaries without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2012 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During the three months ended December 31, 2012 and 2011, the Company neither acquired nor sold any finance receivables.

In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

Changes in finance receivables for the three months ended December 31, 2012 and 2011 ended were as follows:

	2012	2011

Balance at beginning of year October 1,	$ --	$ 1,297
Cash collections applied to principal	--	(1,297)
Balance at the end of the year	$ --	$ -
Estimated Remaining Collections ("ERC")*	$ --	$ -

* Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $14,515 and $18,855 for the periods ended December 31, 2012 and 2011, respectively.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2012 and September 30, 2012.

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

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

NOTE 2 - STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At December 31, 2012 and September 30, 2012, the Company had no options outstanding under this plan.

NOTE 3 - WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At December 31, 2012 and September 30, 2012, respectively, the Company had -0- warrants outstanding.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

There was no provision for income tax for the three months ended December 31, 2012 and 2011.

Due to the uncertainty of utilizing the approximate $700,576 and $550,855 in net operating loss carryforwards at December 31, 2012 and 2011 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2033.

	December 31, 2012	December 31, 2011

Deferred tax assets	$ 269,702	$ 192,799
Less: valuation allowance	(269,702)	(192,799)
Totals	$ -	$ -

NOTE 5 - STOCK HOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 17,948,896 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively. The par value for the common stock is $.001 per share.

There were no common stock transactions for the three months ended December 31, 2012.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

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

NOTE 7 - NOTES PAYABLE

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

NOTE 8 - GOING CONCERN

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

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

Revenue

During the quarter ended December 31, 2012, the company had a net loss of ($4,236) on revenue of $14,515 versus net loss of ($2,853) on revenue of $19,135 in quarter ended December 31, 2011.

Operating Expenses

Total operating expenses for the three months ended December 31, 2012 were $18,763 versus $22,030 during the three month ended December 31, 2011. The Company has taken additional steps to reduce expenses and conserve cash so a strategic transaction can be completed.

Rent and Occupancy

Rent and occupancy expenses were $6,000 for the three months ended December 31, 2012 same as for the three months ended December 31, 2011.

Depreciation

The Company did not record any depreciation expense for the three months ended December 31, 2012.

Purchase of Defaulted Receivables

During the quarters ended December 31, 2012 and December 31, 2011, the Company did not acquire any portfolios.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 4 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is approximately 40% which is expected to rise during the later years of recovery. The Company records revenues net of all collection fees.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a working capital deficit of ($15,030) versus working capital deficit of ($10,794) at September 30, 2012. The Company believes that funds generated from operations, resale of portfolios together with existing cash will not be sufficient to finance its operations for the foreseeable future. At the end of three month ended December 31, 2012, the Company had net cash of $59,959 versus $60,572 at September 30, 2012. Net cash used in operating activities was ($614) versus net cash provided by operating activities of $6,843 for the three months ended December 31, 2011. Cash provided from financing activities during the quarters ended December 31, 2012 and December 31, 2011 was -0-, respectively.

The Company believes that funds generated from operations, together with existing cash will not be sufficient to finance its operations for the foreseeable future The Company has begun strategic review of operations and exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended December 31, 2012.

Contractual Obligation

None.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. They have concluded that, as of December 31, 2012 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of December 31, 2011 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

Date: February 12, 2013
By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan
By: Max Khan
Chief Executive Officer,
Chief Financial Officer and Director

Date: February 12, 2013