Form 10-K/A
period 2012-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2013-03-27
CIK 733337

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Liquidity and Capital Resources

Liquidity

At September 30, 2012 the Company had a working capital deficit of ($10,794) versus working capital of $136,679 at September 30, 2011, largely due to impairment of notes receivables. At the year ended September 30, 2012, the Company had $60,572 in cash and is not able to generate sufficient cash to fund operations for the foreseeable future.  The Company is seeking to merger with another company seeking to go public but timing and type of company cannot be ascertained at this time.

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

/s/ Silberstein Unger, PLLC

Bingham Farms, Michigan

December 28, 2012

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

ASSETS
	2012	2011

CURRENT ASSETS
Cash	$60,572	$178,318
Notes receivable	-	165,000
Finance receivables - short term	-	432

Total current assets	60,572	343,750

OTHER ASSETS
Finance receivables - long-term	-	865

Total other assets	-	865

TOTAL ASSETS	$60,572	$344,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$21,366	$34,289
Officer loan	-	2,782
Notes payable	50,000	170,000

Total current liabilities	71,366	207,071

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share;
10,000,000 shares authorized in 2011 and 2010 and 0 shares
issued and outstanding at September 30, 2012 and 2011, respectively	-	-
Common stock, par value $.001 per share;
325,000,000 shares authorized in 2012 and 2010 and 17,948,896 shares
issued outstanding at September 30, 2012 and 2011, respectively	17,949	17,949
Additional paid-in capital	667,597	667,597
Accumulated deficit	(696,340)	(548,002)

Total stockholders' equity (deficit)	(10,794)	137,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,572	$344,615

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

NOTE 6 - RELATED PARTY

The Company was the investment manager of Ramco Income Fund Limited (“Fund”) a Bermuda corporation whose shares have been fully redeemed and dissolved as of December 2010. On September 30, 2012, Loan Payable to Ramco Income Fund Limited (“Fund”) was written off as a relief of debt due to the dissolution of the Fund.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2012 AND 2011

NOTE 8 - NOTES RECEIVABLE

On April 27, 2011 the Company recorded a note receivable from Airbak Technologies, LLC. The principal balance of the note was $165,000 at September 30, 2012. The Company cannot reasonably determine the probability of collection of the note and the entire balance has been impaired as of September 30, 2012.

NOTE 9 - NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 to Brent Grady and $50,000 to Dr. Rizwan Chaudhry, at an annual interest rate of 5%. The note was due on November 4, 2012. On August 10, 2011, the Company issued a convertible note payable in the amounts of $40,000 and $30,000 to BMS Associates and Farheen Shadab, at an annual interest rate of 5%. The note is due on February 10, 2013. The Brent Grady note of $50,000, BMS Associates note of $40,000 and the Farheen Shadab note of $30,000 have been paid back without interest and penalty and the Company continues to accrue interest on the remaining notes.

NOTE 10 - GOING CONCERN

The Company has incurred operating losses since inception, has negative working capital, and its operating activities may require financing from outside institutions and/or related parties. The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company will need outside financing to support its continued operations or may need to seek a merger with another company in order to survive.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, The Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have material subsequent events to disclose in these financial statements.

ITEM 8A. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of September 30, 2012, as further described below.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of RAMC’s internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012.

Management’s Assessment

Management has determined that, as of the September 30, 2012 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.

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

Financial Reporting: The Company does not deal with any inventories or receivables. Our reporting is based on actual collections. Receivables are rarely created. The Company pays most of its bills upon receipt. However, primarily due to the Company's small size and minimal staff, we do not have adequate controls in place to ensure that our reporting responsibilities are handled accuratly and with our auditor's consent.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Silberstein Ungar, PLLC for the fiscal years ended September 30, 2012 and 2011 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years. (All references to "$" in this Proxy Statement are to United States dollars.)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of March, 2013.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

/s/ Max Khan

By:  Max Khan

Chief Executive Officer, Chief Financial/Accounting Officer, and Director

Date: March 27, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Max Khan

By: Max Khan

Chief Executive/Accounting Officer, Chief Financial Officer and Director

Date: March 27, 2013

/s/ Gobind Sahney

By: Gobind Sahney

Chairman of the Board

Date: March 27, 2013

/s/ Steven Lowe

By: Steven Lowe

Director

Date: March 27, 2013