Form 10-Q
period 2013-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2013-05-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

1-9370

(COMMISSION FILE NUMBER)

FOR THE QUARTERLY PERIOD MARCH 31, 2013

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

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  ___   Small reporting company X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 13, 2013

Common Stock:  18,798,896

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31,	September 30,
	2013	2012

CURRENT ASSETS
Cash	$41,059	$60,572

TOTAL ASSETS	$41,059	$60,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued and other expenses	$8,844	$21,366
Notes payable	-	50,000

Total current liabilities	8,844	71,366

COMMITMENT & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $10 per share; 10,000,000 shares authorized in 2012 and 2011 and 0 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	-	-
Common stock, par value $.001 per share; 325,000,000 shares authorized in March 31, 2013 and September 30, 2012 and 17,948,896 shares issued outstanding at March 31, 2013 and September 30, 2012, respectively	17,949	17,949
Common stock Payable	750	-
Additional paid-in capital	725,433	667,597
Accumulated deficit	(711,917)	(696,340)

Total stockholders' equity (Deficit)	32,215	(10,794)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$41,059	$60,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2013	2012	2013	2012

REVENUES
Financing income	$25,305	$30,842	$10,790	$11,987
Service income and other	-	560	-	280
Total revenues	25,305	31,402	10,790	12,267

COSTS AND EXPENSES
Selling, general and administrative	40,906	49,442	22,143	27,412
Total costs and expenses	40,906	49,442	22,143	27,412

INCOME (LOSS) FROM OPERATIONS	(15,601)	(18,040)	(11,353)	(15,145)

OTHER INCOME (EXPENSES)
Interest income	24	65	12	23
Total other income (expenses)	24	65	12	23

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(15,577)	$(17,975)	$(11,341)	$(15,122)

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,948,896	17,748,896	17,948,896	17,748,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,577)	$(17,975)

Adjustments to reconcile net income to net cash
provided by operating activities:

Changes in Operating Assets and Liabilities
Collections applied to principal on finance receivables	-	1,297
Increase (decrease) accrued expenses	(3,937)	7,951
Net cash (used in) operating activities	(19,514)	(8,727)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash (used in) operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment) on notes payable	-	(120,000)
Net cash provided by financing activities	-	(120,000)

NET (DECREASE) IN CASH	(19,514)	(128,727)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	60,573	178,318

CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,059	$49,591

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
Common stock to be issued for extinguishment of debt and accrued interest	$58,586	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

During the six months ended March 31, 2013 and 2012, the Company neither acquired nor sold any finance receivables. In the event that cash collections would be inadequate to amortize the carrying balance, an impairment charge would be taken with a corresponding write-off of the receivable balance. Accordingly, the Company does not maintain an allowance for credit losses.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Changes in finance receivables for the six months ended March 31, 2013 and 2012 ended were as follows:

	March 31,	September 30,
	2013	2012
Balance at the beginning of the year October 1	$ -	$ 1,297
Cash collections applied to Principal	-	$ (1,297)
Balance at the end of the Period	$ -	$ -
Estimated Remaining Collections ("ERC")	$ -	$ -

*Estimated remaining collection refers to the sum of all future projected cash collections from acquired portfolios. ERC is not a balance sheet item, however, it is provided for informational purposes. Income recognized on finance receivables was $25,305 and $30,842 for the periods ended March 31, 2013 and 2012, respectively.

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

D.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2013 and September 30, 2012.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

H.   RECENT ACCOUNT PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2012 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2013. The Update requires new disclosures only, and has no impact on our consolidated financial position, results of operations, or cash flows.

NOTE 2 -

STOCK OPTIONS

In April 2004, the Company adopted a stock option plan upon approval by the shareholders at the Annual General Meeting under which selected eligible key employees of the Company are granted the opportunity to purchase shares of the Company’s common stock. The plan provides that 37,500,000 shares of the Company’s authorized common stock be reserved for issuance under the plan as either incentive stock options or non-qualified options. Options are granted at prices not less than 100 percent of the fair market value at the end of the date of grant and are exercisable over a period of ten years or as long as that person continues to be employed or serve on the on the Board of Directors, whichever is shorter. At March 31, 2013 and September 30, 2012, the Company had no options outstanding under this plan.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 3 -

WARRANTS

The Company issued warrants during the year 2004 with an exercise price of $0.0075 and a 10 year term. During 2011 all of the outstanding warrants were exercised and the company received proceeds of $7,095. At March 31, 2013 and September 30, 2012, respectively, the Company had -0- warrants outstanding.

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

There was no provision for income tax for the six months ended March 31, 2013 and 2012.

Due to the uncertainty of utilizing the approximate $711,917 and $565,977 in net operating loss carryforwards for the six months ended March 31, 2013 and 2012 respectively, and realizing the deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets. The losses are available to offset future taxable income through 2034.

	March 31,	September 30,
	2013	2012
Deferred tax assets	$ 249,171	$ 198,092
Less: valuation allowance	(249,171)	$ (198,092)
Totals	$ -	$ -

NOTE 5-

STOCKHOLDERS’ EQUITY

COMMON STOCK

There were 325,000,000 shares of common stock authorized, with 18,698,896 and 17,948,896 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively. The par value for the common stock is $.001 per share.

The following details for common stock transactions for the six months ended March 31, 2013.

The Company issued 750,000 shares of common stock at $0.07812 per share on April 12, 2013 to discharge a shareholder's loan of $50,000 and accrued interest of $8,587, The Board of Directors approved this transaction in the month of March 2013.

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

PREFERRED STOCK

There were 10,000,000 shares of preferred stock authorized, no shares issued and outstanding as of March 31, 2013 and September 30, 2012.

NOTE 6 -

FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and liabilities based  upon the fair value hierarchy specified by FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures (“ASC 820”) This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurement, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$-	$-

Total Assets	-	-	$-	$-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Assets	Level 1	Level 2	Level 3	Total

Finance receivables	-	-	$-	$-

Total Assets	-	-	$-	$-

Liabilities	-	-	-	-

Total Liabilities	-	-	-	-

NOTE 7 -

NOTES PAYABLE

On May 4, 2011, the Company issued a convertible note payable in the amounts of $50,000 to Brent Grady and $50,000 to Dr. Rizwan Chaudhry, at an annual interest rate of 5%. The note is due on November 4, 2012. On August 10, 2011, the Company issued a convertible note payable in the amounts of $40,000 and $30,000 to BMS Associates and Farheen Shadab, at an annual interest rate of 5%. The note is due on February 10, 2013. Brent Grady note of $50,000, BMS Associates note of $40,000 and the Farheen Shadab note of $30,000 have been paid back without interest and penalty and the Company continues to accrue interest on the remaining notes. On April 12, 2013 Dr. Rizwan Chaudhry was issued 750,000 shares of common stock to satisfy the outstanding note and accrued interest, The Board of Directors approved this transaction in the month of March 2013.

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

RECEIVABLE ACQUISITION AND MANAGEMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 9 -

SUBSEQUENT EVENTS

On March 29, 2013, the Company entered into a definitive merger agreement with Cornerstone Program Advisors LLC, a Delaware limited liability company and Sustainable Energy Industries, Inc. a Delaware corporation (“Sustainable”). In connection with the proposed merger transaction between the Company, Cornerstone and Sustainable, the Company will enter into a voluntary share exchange transaction (the “Exchange”) whereby the Company would acquire all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone  and issuance to the shareholders of Sustainable  an aggregate of approximately 176,400,000 shares of common stock of the Company.

In accordance with the terms of the Agreement, at the closing of the Exchange, the Company shall have no outstanding assets except $50,000 in cash and a certain default judgment awarded to the Company in The Matter of Receivable Acquisition & Management Corp. vs. Airbak Technologies, LLC & Philip Troy Christy, individually and as a member of Airbak Technologies, LLC (Civil No. 11-4330 (FSH) (PS) in the U.S. District Court of New Jersey, in the amount of $299,000 plus post-judgment interest and no outstanding liabilities. Of that amount, $100,000 is attributable to Mr. Ramesh Arora and that amount will have to be paid out to him upon recovery on the judgment. The consummation of the Merger is subject to various other terms and conditions, including but not limited to, shareholder approval.  The Company expects to close the merger in the month of May, 2013.

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

RESULTS OF OPERATIONS

Overview

The Company use to purchase and collect upon defaulted consumer receivables. These receivables were acquired at deep discounts and outsourced for collections on a contingency basis. The Company also managed Ramco Income Fund, Ltd, a Bermuda domiciled mutual fund. The Company ceased investing in new portfolios in September 2007 and closed the Bermuda fund and is currently in the process of merging with two companies. There is no assurance that the company will succeed in such a merger.

Revenue

During the quarter ended March 31, 2013, the Company had a net loss of ($11,341) on revenue of $10,790 versus net loss of ($15,122) on revenue of $12,267 in the quarter ended March 31, 2012. For the six months ended March 31, 2013, the Company had a net loss ($15,601) on revenue of $25,305 versus net loss of ($18,040) on revenue of $31,402 for the six month ended March 31, 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2013 were $22,143 versus $28,264 during the three month ended March 31, 2012.

 Rent and Occupancy

Rent and occupancy expenses were approximately $7,000 for the three months ended March 31, 2013 versus $6,000 for the three months ended March 31, 2012. The Company is currently on a month to month basis requiring thirty days advance notice for termination.

 Depreciation

The Company did not record any depreciation expense for the three and six months ended March 31, 2013.

Recovery Partners

The Company outsources all its recovery activities to carefully selected debt collection agencies and network of collection attorneys with specific collection expertise. The company is currently using 4 collection agencies and several law firms in the U.S. and U.K. The average contingent collections fee is 40%. .

Liquidity and Capital Resources

As of March 31, 2013, the Company had a working capital of $32,215 versus working capital deficit of ($10,794) as of year ended September 30, 2012. At the end of three month ended March 31, 2013, the Company had net cash of $41,059 versus $49,591versus at the end of quarter ended March 31, 2012. At the end of six month ended March 31, 2013, net cash used in operating activities was ($19,514) versus ($8,727) at the end of six months March 31, 2012. At the end of six month  ended March 31, 2013, there was no change in net cash flows from financing activities versus net cash used by financing activities of $120,000 during the six month  ended March 31, 2012.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months. The Company has begun strategic review of operations and exploring the possibility of non-strategic acquisition or merger with another operating company.

Income Taxes

We did not record any income tax provision for the three months ended March 31, 2013.

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

The risks, uncertainties and assumptions may include the following:

•

Due to inability to raise capital, the Company decided not to make new investments and has subsequently been in a run-off mode. The management is focused on merging with or acquiring another operating company that may be seeking to go public via reverse merger. There is no assurance that the management will succeed and as a result, shareholders may be adversely affected.

•

the Company’s ability to retain the services of recovery partners;

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “ disclosure controls and procedures “ is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. They have concluded that, as of March 31, 2013 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2013 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

ITEM 4.  MINE SAFETY DISCLOSURE

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

Date: May 13, 2013

By: /s/ Max Khan
Max Khan
Chief Executive Officer
Chief Financial Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/    Max Khan

By:  Max Khan

Chief Executive Officer,

Chief Financial Officer and Director

Date:  May 13, 2013