Form 10-Q
period 2013-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2013-08-19
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-09370

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

(Exact Name of Registrant as Specified in the Charter)

Delaware	13-3186327
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, 46th Floor
New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(914) 358-3264
(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]

As of August 16, 2013, there were 196,513,959 shares of the issuer’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corporation

Financial Statements

For the Six Months Ended

June 30, 2013

Receivable Acquisition and Management Corporation

Balance Sheet

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$58,143	$3,415
Accounts receivable	379,225	412,737
Prepaid expenses	13,596	-
Total Current Assets	450,964	416,152

Intangible asset - license agreement	248,709	-

Total Assets	$699,673	$416,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$266,080	$115,490
Due to Licensor	192,000	-
Advances payable	22,387	2,000
Total Current Liabilities	480,467	117,490

Common stock, $0.001 par value: 325,000,000 shares authorized; 195,563,959 shares issued and outstanding at June 30, 2013	195,564	-
Retained earnings	23,642	298,662
Total Stockholders’ Equity	219,206	298,662

Total Liabilities and Stockholders’ Equity	$699,673	$416,152

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
INCOME
Project Management	$235,600	$140,533	$470,625	$281,976
Other	-	-	-	2,013

Total Income	235,600	140,533	470,625	283,989

EXPENSES
Consulting fees	213,084	93,653	359,575	218,280
General and Administrative	8,036	10,014	15,478	15,237
Legal and other professional fees	5,600	-	90,948	168

Total Expenses	226,720	103,667	466,001	233,685

Net Income	$8,880	$36,866	$4,624	$50,304

Net Income per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	185,977,011	176,390,063	181,290,058	176,390,063

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2013

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2012	-	$-	$-	$298,662	$298,662
Distributions	-	-	-	(165,770)	(165,770)
Shares issued in reverse merger acquisition on May 15, 2013	176,390,063	176,390	-	(94,700)	81,690
Reverse acquisition adjustment	19,173,896	19,174	-	(19,174)	-
Net Income	-	-	-	4,624	4,624
Balance, June 30, 2013	195,563,959	$195,564	$-	$23,642	$219,206

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2013	2012

NET INCOME	$4,624	$50,304
Adjustments to reconcile net income to net cash provided by operating activities
Changes in Assets and Liabilities
Accounts receivable	33,512	(6,460)
Accounts payable and accrued expenses	150,590	66,650
Prepaid expenses	(13,596)	-

Total Adjustments	170,506	60,190

Net Cash Provided by Operating Activities	175,130	110,494

CASH FLOWS FROM INVESTING ACTIVITIES
License agreement payments	(8,000)	-
Cash received from reverse merger acquisition	51,580	-
Net Cash Provided by Investing Activities	43,580	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(165,770)	(99,208)
Advances payable	1,788	-
Net Cash Used by Financing Activities	(163,982)	(99,208)

Net increase in cash	54,728	11,286

Cash, beginning of period	3,415	-

Cash, end of period	$58,143	$11,286

Non Cash Investing Activity
Shares issued for license agreement	48,709	-

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2013

1.

Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company" or "RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

Sustainable Energy LLC (Sustainable LLC) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (Sustainable). At the time, Sustainable LLC had only a license agreement with a third party and limited assets, liabilities and operations.

Cornerstone Program Advisors LLC (Cornerstone) is a Delaware limited liability company formed on January 5, 2009. Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.

On March 29, 2013, RAMCO entered into a definitive reverse merger agreement (“the agreement”) with Cornerstone and Sustainable. Under the terms of the agreement, RAMCO entered into a voluntary share exchange transaction with Cornerstone and Sustainable whereby approximately 90% of RAMCO’s common stock was issued to the members and shareholders of Cornerstone and Sustainable and in exchange, RAMCO acquired the entire membership interest in Cornerstone and all the issued and outstanding shares of Sustainable. At the closing of the agreement on May 15, 2013, the management of Cornerstone and that of Sustainable assumed control of RAMCO’s operations.

The Merger was accounted for as a reverse merger using the purchase method of accounting, with the former members and shareholders of Cornerstone and Sustainable controlling approximately 90% of the issued and outstanding common shares of RAMCO after the closing of the transaction. Cornerstone was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of Cornerstone and include the results of operations of Cornerstone since incorporation on January 9, 2009, and the results of operations of the RAMCO and Sustainable since the date of acquisition on May 15, 2013. Also in August 2013, the Company changed its year end from September 30 to December 31.

Following the Merger, the Company adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy.

2.

Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include recognition of income for work completed and unbilled to customers and the allowance for doubtful accounts. Actual results could differ from those estimates.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2013

2.

Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by generally accepted accounting principles accepted in the United States of America for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 8-K/A, Form 10-Q and Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2013, no allowance for doubtful accounts has been provided.

Income Recognition

The Company recognizes income for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

The Company principally derives income from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is the the Company’s policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed upon fee structure. Income for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for income recognition.

Fees for services that have been performed, but for which the Company has not invoiced the customers are recorded as unbilled receivables.

Income for time and materials contracts are recognized based on the number of hours worked by the Company’s advisors at an agreed upon rate per hour and are recognized in the period in which services are performed. Income for time and materials contracts are billed monthly or in accordance with the specific contractual terms of each project.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2013

2.

Significant Accounting Policies (continued)

License Agreement

The cost of the license agreement (see note 4) is being amortized on a straight-line basis over 20 years.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the taxing authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2009 - 2012).

Basic and Diluted Net Income per Share

The Company computes income per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted income per share on the face of the statement of operations. Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic income and diluted income per share are the same.

The weighted average number of shares used in computing the income per share has been adjusted to give effect to the reverse merger described in Note 1.

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3.

Related Party Transactions

Consulting Fees

Certain shareholders of the the Company perform services to customers and were compensated at $50 and $100 per hour. Total consulting expenses to shareholders amounted to $295,224 and $132,688 for the six months ended June 30, 2013 and 2012, respectively.

Advances Payable

The advances payable are due to officers of the Company with no specified repayment terms.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2013

4.

License Agreement

On November 15, 2012, Sustainable LLC entered into a renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

The exclusive market rights of the Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable representing a small minority ownership position in the Company (see note 1), along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see note 1), the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the shares issued to the Licensor.

In addition, during the six months ended June 30, 2013, the Company made payments of $8,000 that were applied against the required initial $200,000 cash payment as stated under the terms of the Agreement.

The accompanying June 30, 2013 balance sheet presents the carrying value of the license fee at $248,709, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor. In addition, the accompanying balance reflects $192,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5.

Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 62.93% and 37.07% during the six months ended June 30, 2013, and one customer accounted for 100% during the six months ended June 30, 2012, respectively, of total project management income.

Two customers accounted for 84.18% and 15.82% of total accounts receivable at June 30, 2013.

6.

Subsequent Events

In July 2013, the Company issued 950,000 shares of common stock to a consultant as compensation for services rendered.

* * * * *

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in the Company's audited financial statements for the year ended December 31, 2012, and the notes thereto, as reported in our Current Report on Form 8-K/A filed with the SEC on August 5, 2013.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation (the “Company”) completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and the Company assumed the operations of each of these entities (the “Merger”).

Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing an engine which can convert low-grade heat energy into useful work, including power production.  The previous operations of the Company have been brought to a close and the Company assumed the operations of Cornerstone and Sustainable upon the completion of the Merger.  The Company has refocused on managing energy infrastructure projects and developing applications for a licensed heat engine with particular focus on the geothermal and independent power production markets.

On August 5, 2013, the Company filed Amendment No. 1 to its Current Report on Form 8-K (the “Form 8-K/A”), which included the audited Financial Statements of Cornerstone for the fiscal years ended December 31, 2012 and December 31, 2011, as well as the unaudited Financial Statements of Cornerstone as of March 31, 2013 and for the three months ended March 31, 2013 and 2012.  In addition, the Company provided the audited Financial Statements of Sustainable Energy, LLC, a New York limited liability company (“Sustainable LLC”), for the fiscal years ended December 31, 2012 and December 31, 2011, and the unaudited financial statements of Sustainable LLC, as of March 31, 2013, and for the three months ended March 31, 2013 and 2012.  The Financial Statements of Sustainable LLC were provided in lieu of those of Sustainable because Sustainable LLC had transferred to Sustainable substantially all of its assets pursuant to a May 15, 2013 Assignment and Assumption Agreement.  In addition, the Company provided the unaudited pro forma condensed combined financial information of the Company, Cornerstone, and Sustainable, as of and for the six months ended March 31, 2013 and for the fiscal year ended September 30, 2012.

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (the “10-Q”), the Company is reporting the financial results for Cornerstone through the closing of the Merger on May 15, 2013, and then the financial results of the all of the entities that were combined as a result of the Merger from May 15, 2013 through the end of the June 30, 2013 quarterly period.  In the following Results of Operations section, the Company is comparing these combined financial statements (after May 15, 2013) against the financial statements of only Cornerstone from last year, so the Results of Operations are substantially different.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.  However, as the Company is reporting the financials of Cornerstone prior to May 15, 2013, which has always had a December 31 fiscal year end, the December 31 year end apply to last year’s figures.

Results of Operations

Revenue

During the three and six month periods ended June 30, 2013, the Company had net profits of $8,880 and $4,624 on revenues of $235,600 and $470,625, respectively, versus net profits of $36,866 and $50,304 on revenue of $140,533 and $283,989, respectively, in the three and six month periods ended June 30, 2012.  Net profit in the most recent three and six month periods in 2013 was substantially lower than the corresponding period last year due to substantial expenses for professional fees in connection with the Merger.  In addition, the most recent period had higher consulting fees as compared to the same period in 2012, consistent with the increase in revenues, due to growth in the business.

The revenue increase for the three and six month periods ended June 30, 2013, over the corresponding periods from 2012 are each attributable to the fact that during the first half of 2012, the Company was engaged in advisory, oversight, and management activities for one customer, but this was increased to two customers in the corresponding periods in 2013 due to successful business development activities.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2013 were $226,720 and $466,001, respectively, versus $103,667 and $233,685, respectively, during the three and six month periods ended June 30, 2012.  The increase in operating expenses in the three and six month periods in 2013 against the corresponding periods in 2012 are primarily due to an increase in consulting expenses, as discussed in the following section, as well as professional fees associated with the Merger, as noted above.  The Company’s other expenses grew in line with revenue levels.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2013, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a working capital deficit of ($29,503) versus working capital of $298,662 as of year ended December 31, 2012.   Most of this change is due to a $192,000 increase stemming from the contractual obligation assumed by the Company and described below.  The other principal contributing factor was the growth in other payables, partly in connection with the growth of the business but most of which were expenses related to the Merger, as noted above.

At the end of period ended June 30, 2013, the Company had net cash of $58,143 versus $3,415 at December 31, 2012. At the end of the six months ended June 30, 2013, net cash provided by operating activities was $175,130 versus $110,494 at the end of the six months ended June 30, 2012.  This is consistent with the growth in the business over that time.

At the end of the six months ended June 30, 2013, there was $43,580 net cash from investing activities versus none during the six months ended June 30, 2012.  Most of this increase was due to cash received as part of the Merger transaction.

At the end of the six months ended June 30, 2013, there was ($163,982) net cash used by financing activities versus ($99,208) during the six months ended June 30, 2012.  This was primarily due to increased distributions prior to the Merger, consistent with the increase in business over this time.

The Company believes that funds generated from operations, together with existing cash will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation discussed below and to fund growth.  The Company has begun exploring options and alternatives for raising additional capital to cover any working capital needs and its contractual obligation, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.

Income Taxes

The Company did not record any income tax provision for the three or six month periods ended June 30, 2013.

Contractual Obligation

As previously disclosed, the Company has entered into a renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of June 30, 2013, the Company has begun payments under this Agreement.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. He has concluded that, as of June 30, 2013, our disclosures were not effective to ensure that:

(1)  Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms; and

(2)  Controls and procedures are designed by the Company to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Management concludes that the current situation is a consequence of the work involved in the recent Merger, the process of consolidating activities, recordkeeping, and reporting of the business entities involved, and the small scale of current operations.  Management has begun to take steps to improve its controls and procedures, and expects, further, that the growing scale of the business will enable the Company to obtain additional resources to assist in that effort.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the litigation involving Philip Troy Christ and Airbak Technologies LLC, which was last reported in our Quarterly Report on 10-Q for the period ended March 31, 2013.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use Of Proceeds

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, as discussed above,  the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable an aggregate of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.

No discounts or commissions were paid and no underwriters or placement agents were involved in the issuance of the Consideration Shares. The Consideration Shares described above were exempt from registration pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, as amended as not involving any public offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

On August 16, 2013, the board of directors of the Company appointed Thomas Telegades as the Interim Chief Financial Officer, effective immediately, pending the Company’s hiring of a permanent Chief Financial Officer.  Mr. Telegades is currently the Chief Executive Officer and a director of the Company and has served in such capacities since May 15, 2013.  Mr. Telegades will not receive any additional compensation for his services as Interim Chief Financial Officer.

There are no family relationships between Mr. Telegades and any other director or executive officer of the Company.  There are no transactions with the Company in which Mr. Telegades has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: August 19, 2013	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)