Form 10-Q
period 2013-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2013-11-18
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(212) 796-4097
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

As of November 15, 2013, there were 196,513,959 shares of the issuer’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Nine Months Ended

September 30, 2013

Receivable Acquisition and Management Corp.

Balance Sheet

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash	$5,848	$3,415
Accounts receivable	511,225	412,737
Prepaid expenses	53,596	-
Total Current Assets	570,669	416,152

Intangible asset - license agreement	245,609	-

Total Assets	$816,278	$416,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$403,846	$115,490
Due to Licensor	187,000	-
Advances payable	20,599	2,000
Total Current Liabilities	611,445	117,490

Common stock, $0.001 par value: 325,000,000 shares authorized; 196,513,959 shares issued and outstanding at September 30, 2013	196,514	-
Additional paid-in capital	94,050	-
Retained earnings (deficit)	(85,731)	298,662
Total Stockholders’ Equity	204,833	298,662

Total Liabilities and Stockholders’ Equity	$816,278	$416,152

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
INCOME
Project Management	$260,150	$196,650	$730,775	$478,625
Other	-	-	-	2,013

Total Income	260,150	196,650	730,775	480,638

EXPENSES
Consulting fees	231,633	105,386	591,207	298,577
General and Administrative	26,414	4,211	41,869	19,449
Legal and other professional fees	104,650	88	195,598	256

Total Expenses	362,697	109,685	828,674	318,282

Net Income (Loss)	$(102,547)	$86,965	$(97,899)	$162,356

Net Income (Loss) per Common Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	196,200,772	176,390,063	186,331,047	176,390,063

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2013

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2012	-	$-	$-	$298,662	$298,662
Distributions	-	-	-	(174,969)	(174,969)
Shares issued in reverse merger acquisition on May 15, 2013	176,390,063	176,390	-	(92,351)	84,039
Reverse acquisition adjustment	19,173,896	19,174	-	(19,174)	-
Shares issued in exchange for consulting services	950,000	950	94,050	-	95,000
Net Income (Loss)	-	-	-	(97,899)	(97,899)
Balance, September 30, 2013	196,513,959	$196,514	$94,050	$(85,731)	$204,833

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2013	2012

NET INCOME (LOSS)	$(97,899)	$162,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for consulting services	95,000	-
Amortization - license agreement	3,100	-
Changes in Assets and Liabilities
Accounts receivable	(98,488)	(4,236)
Accounts payable and accrued expenses	288,356	-
Prepaid expenses	(53,596)	-
License agreement payments	(13,000)	-

Total Adjustments	221,372	(4,236)

Net Cash Provided by Operating Activities	123,473	158,120

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger acquisition	53,929	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(174,969)	(128,723)
Advances payable	-	2,000
Net Cash Used by Financing Activities	(174,969)	(126,723)

Net increase in cash	2,433	31,397

Cash, beginning of period	3,415	-

Cash, end of period	$5,848	$31,397

Non Cash Investing Activity
Shares issued for license agreement	48,709	-

See notes to financial statements

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2013

1.

Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

Sustainable Energy LLC (Sustainable LLC) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (Sustainable). At the time, Sustainable LLC had only a license agreement with third party and limited asset, liabilities and operations.

Cornerstone Program Advisors LLC, (Cornerstone) is a Delaware limited liability company formed on January 5, 2009. The Company is an energy infrastructure project management company focused on healthcare and higher learning institutions.

On March 29, 2013, RAMCO entered into a definitive reverse merger agreement (“the agreement”) with Cornerstone and Sustainable. Under the terms of the agreement, RAMCO entered into a voluntary share exchange transaction with Cornerstone and Sustainable whereby approximately 90% of RAMCO’s common stock was issued to the members and shareholders of the Cornerstone and Sustainable and in exchange, RAMCO acquired the entire membership interest in the Cornerstone and all the issued and outstanding shares of Sustainable. At the closing of the agreement on May 15, 2013, the management of Cornerstone and that of Sustainable assumed control of the RAMCO’s operations.

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

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2013

2.

Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s previously filed Form 8-K/A, Form 10-Q and Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2013, no allowance for doubtful accounts has been provided.

Income Recognition

The Company recognizes income for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

The Company principally derives income from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is the the Company’s policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project  or an agreed upon fee structure. Income for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for income recognition.

Fees for services that have been performed, but for which the Company has not invoiced  the customers are recorded as unbilled receivables.

Income for time and materials contracts are recognized based on the number of hours worked by the Company’s subcontractors at an agreed upon rate per hour, and are recognized in the period in which services are performed. Income for time and materials contracts is billed monthly or in accordance with the specific contractual terms of each project.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2013

2.

Significant Accounting Policies (continued)

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying September 30, 2013 balance sheet net of accumulated amortization of $3,100.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2009 - 2012).

Basic and Diluted Net Income (Loss) per Share

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted income (loss) per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic income (loss) and diluted income per share are the same.

The weighted average number of shares used in computing the income per share has been adjusted to give effect to the reverse merger described in Note 1.

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3.

Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $570,327 and $200,090 for the nine months ended September 30, 2013 and 2012, respectively.

Advances Payable

The advances payable are due to officers of the Company with no specified repayment terms.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2013

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

On May 15, 2013, in connection with the Merger (see Note 1), the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the nine months ended September 30, 2013, the Company made payments of $13,000 that were applied against the required initial $200,000 cash payment as stated under the terms of the Agreement.

The accompanying September 30, 2013 balance sheet presents the carrying value of the license fee at $245,609, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $3,100 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5.

Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 62.7% and 37.3% during the nine months ended September 30, 2013, and two customers accounted for 84.3% and 15.7% during the nine months ended September 30, 2012, respectively, of total project management income.

Two customers accounted for 79.4% and 20.6% of total accounts receivable at September 30, 2013.

6.

Stock Issuance

In July 2013, the Company issued 950,000 shares of common stock to a public relations consultant as compensation for services rendered.

* * * * *

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2012, and the notes thereto, as reported in our Current Report on Form 8-K/A filed with the SEC on August 5, 2013.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation (the “Company”) completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and the Company assumed the operations of each of these entities (the “Merger”).  Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables and its operations were spun off by the Company.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company has refocused on managing energy infrastructure projects and developing applications for a licensed environmentally benign heat engine with particular focus on the geothermal and independent power production markets.

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

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “10-Q”), the Company is reporting the financial results for Cornerstone through the closing of the Merger on May 15, 2013, and then the financial results of the all of the entities that were combined as a result of the Merger from May 15, 2013 through the end of the September 30, 2013 quarterly period.  In the following Results of Operations section, the Company is comparing these combined financial statements (after May 15, 2013) against the financial statements of only Cornerstone from last year, so the Results of Operations could be different.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.  However, as the Company is reporting the financials of Cornerstone prior to May 15, 2013, which has always had a December 31 fiscal year end, the December 31 year end applies to last year’s figures.

Results of Operations

Revenue

During the three and nine month periods ended September 30, 2013, the Company had net income (losses) of ($102,547) and ($97,899) on revenues of $260,150 and $730,775, respectively, versus net profits of $86,965 and $162,356 on revenue of $196,650 and $478,625, respectively, in the three and nine month periods ended September 30, 2012.  Net profit in the most recent three and nine month periods in 2013 turned to a loss as compared to the corresponding period last year due, in part, to the cost of professional services.  In addition, the most recent period had higher marketing expenses as compared to the same period in 2012, due to a more aggressive marketing and public relations effort.

Although revenues show strong improvement, the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2012 to 2013.  This gross profit for the three and nine month periods ended September 30, 2013 was 11% and 19% of revenues respectively, down from 46% and 38% for the corresponding periods in 2012.  This is due to a change in the arrangement with these subcontractors to attract and retain talent, providing them a larger share of revenues received.

The revenue increase for the three and nine month periods ended September 30, 2013, over the corresponding periods from 2012 is a consequence of growing business activity with clients.  Influencing the results for the nine month period is the fact that during the first half of 2012, the Company was engaged in advisory, oversight, and management activities for one customer, but this was increased to two customers in the corresponding period in 2013 due to successful business development activities.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2013 were $362,697 and $828,674, respectively, versus $109,685 and $318,282, respectively, during the three and nine month periods ended September 30, 2012.  The 231% and 160% increases in operating expenses in the three and nine month periods in 2013, respectively, against the corresponding periods in 2012 are primarily due to the costs of professional fees connected with the Merger and public filing requirements, as well as related activity.  The Company’s expenses for consulting contractors increased in line with revenues.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended September 30, 2013, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a working capital deficit of ($40,776) versus working capital of $298,662 as of year ended December 31, 2012.   Most of this change is due to a $187,000 increase stemming from the contractual obligation assumed by the Company and described below.  The other principal contributing factor was the growth in other payables, partly in connection with the growth of the business, but most of which were expenses related to the Merger and subsequent professional services work.

At the end of period ended September 30, 2013, the Company had net cash of $5,848 versus $3,415 at December 31, 2012. At the end of the nine months ended September 30, 2013, net cash provided by operating activities was $123,473 versus $158,120 at the end of the nine months ended September 30, 2012.  The increased revenues resulting from the growth in the business over that time were more than offset by increasing costs for subcontractors, as well as charges for marketing efforts and professional fees.

At the end of the nine months ended September 30, 2013, there was $53,929 net cash from the Merger versus none during the nine months ended September 30, 2012.  This increase was due to cash received as part of the Merger transaction.

At the end of the nine months ended September 30, 2013, there was ($174,969) net cash used by financing activities versus ($126,723) during the nine months ended September 30, 2012.  This was primarily due to increased distributions prior to the Merger, consistent with the increase in business over this time.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation discussed below and to fund growth.  The Company has begun exploring options and alternatives for raising additional capital to cover any working capital needs and its contractual obligation, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the three or nine month periods ended September 30, 2013.

Contractual Obligation

As previously disclosed, the Company has entered into a renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of September 30, 2013, the Company has begun payments under this Agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. He has concluded that, as of September 30, 2013, our disclosures, controls and procedures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the litigation involving Philip Troy Christ and Airbak Technologies LLC, which was last reported in our Quarterly Report on 10-Q for the period ended March 31, 2013.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use Of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: November 18, 2013	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)