Form 10-K
period 2013-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2014-05-07
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF

 1934

Commission file number:  001-09370

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION
(Name of Small Business Issuer in its Charter)

Delaware	13-3186327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, 46th Floor New York, NY	10165
(Address of principal Executive Offices)	(Zip Code)

(212) 796-4097

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was $3,514,551.

As of May 5, 2014, there were 197,488,959 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Receivable Acquisition & Management Corporation,” “CSEI,” “the Company,” “we,” “us,” and “our” refer to Receivable Acquisition & Management Corporation and its wholly owned subsidiaries, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc.

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

Part I

ITEM 1.  BUSINESS

We are a Delaware corporation whose principal executive offices are located at 60 E. 42nd Street, 46th Floor, New York, NY. Unless the context otherwise requires, the terms “we”, “us”, “our”, or “the Company” as used herein refer to Receivable Acquisition & Management Corporation and our subsidiaries, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc..  The Company does business as Cornerstone Sustainable Energy.

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a wide range of commercial customers and institutions such as hospitals and universities.  The Company has recently begun to expand and transform its business to take maximum advantage of opportunities in the alternative energy and clean energy arenas.

The Company has three business components.  The first business component is the management of infrastructure projects for commercial and institutional customers.  These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services.  Generally, the Company acts as the representative of the institution in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the institution.  The Company has competitors, some of which are very large and well-recognized, but, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position.  The Company operates in this first business component under its subsidiary, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”), which it acquired in a merger on May 15, 2013 (the “Merger”), as discussed in greater detail below.  Since the closing of the Merger, all of the Company’s revenues have been through the Cornerstone subsidiary.

The second business component is the anticipated deployment of engine technology which converts low-grade heat to mechanical energy.  The Company is actively marketing the technology particularly for power generation.  While the Company has not yet manufactured or deployed an engine configured for power generation, significant progress has been made on the engineering of such an engine.  The technology is non-polluting and entirely “green,” and Management believes, based on its knowledge of the industry, is superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates at lower temperature ranges and heat flow volume than any others in the market.  The engines in this configuration are relatively costly yet able to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies.  Although the engine is readily built to order of common parts and components, a material investment may be required by the Company.  The Company has not yet generated any revenues through this business segment.

The third business componeent is focused on generating fees and financial participations from assisting in the funding of infrastructure projects, arranging leasing and other financing arrangements for engines, and participations in power purchase agreements from developed projects.  The Company has the capability of arranging very favorable financing for projects involving non-profits.  The Company has not yet generated any revenues through this business segment.

The Company’s primary markets are (i) large domestic non-profit institutions and organizations, particularly where electricity rates are high, and currently localized in the Northeast; (ii) the geothermal marketplace primarily in the Western Hemisphere, typically power generation; and (iii) the independent power producer market, primarily domestic but extending through the Western Hemisphere.  All of these markets are large and multifaceted with no dominant customers.

Merger

On May 15, 2013, the Company completed the Merger with Cornerstone and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), under a March 29, 2013 agreement (the “Merger Agreement”).  As a result of the Merger, the Company adopted the operations of each of Cornerstone and Sustainable.  Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.  Sustainable is focused on the alternative energy business, with emphasis on “green” engine technology it has licensed.  As a result of the Merger, the members of Cornerstone and shareholders of Sustainable received an aggregate of ninety percent (90%) of the equity securities of the Company on a fully diluted basis.  For financial reporting purposes, the merger was accounted for as a reverse acquisition.

Prior to the Merger, the Company was in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables. The Company generally acquired non-performing and sub-performing consumer and commercial receivable portfolios at a significant discount to the amount actually owed by the debtors or insurers. The Company acquired these portfolios after a qualitative and quantitative analysis of the underlying receivables and established a purchase price based on expected recovery and an internal rate of return hurdle. After purchasing a portfolio, the Company outsourced collections to carefully selected collection agencies, actively monitored performance, and reviewed and adjusted its collection and servicing strategies accordingly.

The Company is no longer in the business of collecting consumer and commercial receivables.

Strategy

The Company is pursuing 3 growth initiatives:

(1)  Acquiring and applying cleantech solutions – technology, equipment and methods to solve client needs and provide a competitive advantage, such as cleantech engine technology.  In the first such acquisition, the Company merged with the holder of manufacturing and sales rights for the engine technology described above.  The Company has also finalized an exclusive manufacturing agreement for this engine with one of the country’s premier engineering and engine manufacturing companies.

(2)  Making strategic acquisitions and entering into strategic joint ventures in and around its core areas of expertise.  The first of these was in cleantech, described above.  Other potential acquisition or merger targets are continually under review.  They must meet rigorous financial and growth criteria, offer a strategic fit, and expand the market or competitive position of the Company. Targets include those in the clean water, bio incineration, plasma heat, waste heat recovery, and clean engine technologies.

(3)  Establishing and leveraging alliances, a number of which are established or in some level of development. In two major developments, CSE has established collaborative marketing arrangements that will enable it to capitalize on proprietary expertise in a market niche area of financing with two prominent infrastructure companies, including a premier power generator and retailer, and a major service supplier and facilities manager.  We intend to source business by helping these companies offer a uniquely competitive financing and development platform to existing and prospective non-profit clients such as universities, hospitals and municipalities.

For the most part, power technologies are well known and widely available.  The Company is focused on selecting the right technology or technologies for each project, and maintains a constant focus on both cost effectiveness for the client and financial returns to the Company.  To enhance its competitive position, however, the Company will focus on obtaining exclusive market positions and on enhancing its technological strengths, such as by patenting its own developments.

Industry Overview

The general marketplace for the Company’s offerings is composed of large consumers and producers of power which have an interest in (a) reducing energy consumption, , (b) reducing the cost of energy, (c) improving the environmental profile of their energy production, or (d) some combination of these.  The Company is engaged in this overall energy infrastructure industry at two separate points.  These sub-industries, or markets, are relatively distinct, albeit related, so each will be described separately.

One market is the segment composed of large not-for-profit institutions, generally comprising large hospitals, colleges and universities.  These institutions often operate large, and frequently aging, centralized utility plant and infrastructure installations which provide heat (often steam), cooling (chilled water), and power to a sizeable campus of buildings. Energy infrastructure upgrades and improvements are often required to provide for expansion of campus facilities, replace aging equipment, and reduce the cost and or the amount of their energy consumption.  The Company, acting as the client’s representative, helps design and develop upgrades to or replacements of such facilities, and then oversees the implementation projects for these institutions. The Company may act as project developer or co-developer, and offers to arrange or assist in the project financing.  Projects are typically multi-year and often complex.

With regard to financing, the Company has specialized capabilities to arrange financing for such projects.

The other market is composed of project developers, governments and NGOs, power producers and major power consumers (primarily industrial) seeking to generate power more cheaply and cleanly.  The industry involves technologies for converting wasted heat or geothermal heat to power production.  The most promising of these is being particularly, although not exclusively, targeted by the Company.  It is the enormous and largely unexploited low-grade geothermal market.  Vast geothermal resources are currently untapped because earlier technologies were incapable of converting low-grade heat and low volume heat flows into power, and the Company has a technology that can be utilized to convert this enormous natural resource into baseload power.

This market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it.  However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels.  The geothermal market in the U.S. alone has approximately 3200MW of installed capacity.  Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet still higher than where the Company’s technology can operate.  Currently, an additional 4300MW is in some stage of development, representing an anticipated investment of some $13-$17 billion.  Although the Company’s technology can be configured to operate in the entire range of temperatures, its prime market is in these untapped lower temperature resources.  This is in addition to a related market opportunity for adding this technology to capture waste heat from existing higher-temperature geothermal plants in a “bottoming cycle”, enabling them to increase output from an already-tapped resource.

The Company's technology is also well suited to the waste heat recovery market as related to industries that create wasted heat as a result of their manufacturing or production processes.  This market is well defined and, according to a recent report published by the U.S. Department of Energy, “The United States industrial sector accounts for approximately one third of all energy used in the United States, consuming approximately 32 quadrillion (a million billion) BTUs of energy annually and emitting about 1,680 million metric tons of carbon dioxide associated with this energy use.”  The opportunity in the waste heat recovery market is substantial.  The report continues, “A valuable alternative approach to improving overall energy efficiency is to capture and reuse the lost or ‘waste heat’ that is intrinsic to all industrial manufacturing. During these manufacturing processes, as much as 20% to 50% of the energy consumed is ultimately lost via waste heat contained in streams of hot exhaust gases and liquids, as well as through heat conduction, convection, and radiation from hot equipment surfaces and from heated product streams.  In some cases, such as industrial furnaces, waste heat recovery can improve energy efficiency by 10% to as much as 50%.”

The advantage of recapturing and utilizing waste heat is that it typically replaces purchased electric power, much of which does and will continue to require burning fossil fuels, or directly replaces fuels which must be purchased and combusted.  Thus it actually can directly reduce emissions and eliminate transmission losses.  Projections of market potential are truly enormous, with unrecovered waste heat in industrial processes estimated at half a quintillion (a billion billion) BTUs.

Employees

As of December 31, 2013, we had two full-time consultants as officers under consulting agreements with Tom Telegades, the president, CEO, and interim CFO, and Peter Fazio, the COO, and no part-time employees.  See Item 11 “Executive Compensation” below.  Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients.  Their staffing levels vary depending on the number and size of infrastructure projects underway.  The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a headquarters office at 60 E. 42nd Street, 46th Floor, New York, NY 10165. The Company leases facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for a total at year end 2013 of approximately $4,400 a month.  No leases exceed one year in duration.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the following:

On July 28, 2011, in connection with its earlier business activities the Company filed a complaint with the United States District Court, District of New Jersey against Philip Troy Christ and Airbak Technologies LLC for breach of contract, false representations, and default of certain Promissory Notes issued under a Master Loan Agreement. The Company had advanced $166,000 to Airbak under a Secured Master Loan Agreement with the intent of concluding a merger. However, Mr. Philip Troy Christy individually and concurrently entered into merger negotiations with another company and Airbak failed to repay the Promissory Notes that became due. The Company is seeking an amount no less than $166,000 plus accrued interest, cost of litigation and other legal costs incurred while negotiating a merger with Airbak. The outcome of this complaint cannot be determined at this point.  However, the Company is not actively pursuing this claim and it is unlikely that the Company will obtain anything from it.

Other Proceedings

In connection with a November 5, 2013, proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that each of Deluge, Inc. (“Deluge”) and Hydrotherm Power Corporation (“Hydrotherm”) were classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.

On December 11, 2010, Sustainable Energy LLC, a New York limited liability company (“Sustainable LLC”), entered into an Original Equipment Manufacturer Supply and Marketing and Sales Agreement with Deluge, and on November 15, 2012, entered into an Engine Technology License Agreement with Deluge and an Intellectual Property Owner Agreement with Hydrotherm (collectively the “Contracts”).  On May 15, 2013, Sustainable LLC assigned each of the Contracts to Sustainable, a wholly owned subsidiary of the Company, which Deluge and Hydrotherm had consented to on May 11, 2013.

In performing due diligence in regard to the status of Deluge and Hydrotherm, the Company subsequently learned also that two United States patents that are owned by Hydrotherm and were licensed to the Company under the Contracts have been classified as expired due to Hydrotherm’s failure to pay maintenance fees thereon.  The Company has confirmed that Deluge and Hydrotherm are taking steps to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements.

Pursuant to the Contracts, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Contracts and is not relying solely on the patents to be reinstated in order to maintain the rights to use such technology. However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “CSEI”.  The Company changed its symbol from “RCVA” to “CSEI” in November 2013 as a result of the change of the Company’s business because of the Merger.  The Company’s common stock had been quoted on the OTC Markets under the symbol “RCVA” since October 2004, and prior to this time, there was no market for our common stock.

During the last two years, our common stock has been very illiquid and rarely trades.  The last reported price as of December 31, 2013 was $0.03 per share.  Due to the low level of liquidity of our stock and infrequency of trades, the last reported price of our common stock is not reliable.

Holders

As of December 31, 2013 we had 265 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2013. See “Executive Compensation-Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	0	$	N/A	17,100,000
Equity compensation plans not approved by security holders	-		-	-
Total	0		$-	17,100,000

(1) Our 2013 Equity Incentive Award Plan was adopted by our stockholders on or about July 12, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in this Annual Report on Form 10-K for the period ended December 31, 2013 (the “10-K”), the Company is reporting the financial results for Cornerstone through the closing of the Merger on May 15, 2013, and then the financial results of all of the entities that were combined as a result of the Merger from May 15, 2013 through the end of the December 31, 2013 period.  In the following Results of Operations section, the Company is comparing these combined financial statements (after May 15, 2013) against the financial statements of only Cornerstone from last year, so the Results of Operations could be different.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.  However, as the Company is reporting the financials of Cornerstone prior to May 15, 2013, which has always had a December 31 fiscal year end, the December 31 year end applies to last year’s figures.

Results of Operations

Year ended December 31, 2013 as compared with December 31, 2012.

Revenue

During the year ended December 31, 2013, the Company had net income (loss) of ($151,453), on revenues of $992,195, versus net profits of $263,563 on revenue of $711,037 in the year ended December 31, 2012.  Net operations in 2013 turned to a loss as compared to last year due principally to the cost of professional services, particularly those associated with the Merger transaction and resultant conversion of Company operations from a limited liability company to a corporation (see Notes to the financial statements).  In addition, the most recent period had higher marketing expenses as compared to the same period in 2012, due to a more aggressive marketing and public relations effort.

Although revenues show strong improvement, the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2012 to 2013.  This gross profit for the year ended December 31, 2013 was 15% of revenues, down from 41% for 2012.  This is due to a change in the arrangement with these subcontractors to attract and retain talent, providing them with a larger share of revenues received.

The revenue increase for the year ended December 31, 2013, over the prior year was a consequence of growing business activity with clients.  Influencing the results for the period is the fact that during the first half of 2012, the Company was engaged in advisory, oversight, and management activities for one customer, but this was increased to two customers in the corresponding period in 2013 due to successful business development activities.

Operating Expenses

Total operating expenses for the year ended December 31, 2013 were $1,143,648, versus $447,474 during the year ended December 31, 2012.  The 156% increase in operating expenses in 2013 as compared with 2012 is primarily due to two factors, the previously mentioned increase in share of revenues to subcontractors and the costs of professional fees connected with the Merger and public filing requirements, as well as related activity.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2013, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a working capital deficit of ($157,244) versus working capital of $298,662 as of year ended December 31, 2012.  Most of this change is due to the assumption of a license agreement at the time of the Merger, and a substantial increase in professional fees as a public company.

At December 31, 2013, the Company had net cash of $347,877 as compared with $3,415 at December 31, 2012. At the end of 2013, net cash provided by operating activities was $534,283 as compared with $338,230 at December 31, 2012.  The increase in net cash from operating activities was primarily due to the increase in accounts payable and accrued expenses.  In addition, the increased revenues resulting from the growth in the business over that time were more than offset by increasing charges for marketing efforts and professional fees.

At the end of 2013, there was ($243,750) net cash used by financing activities versus ($334,815) during 2012.  This was primarily due to increased distributions paid prior to the Merger.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligation discussed below, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company has paid modest projected income taxes to New York State and City, but does not expect any material income tax liability for the period ended December 31, 2013.

Contractual Obligation

As previously disclosed, the Company has entered into a renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of December 31, 2013, the Company has begun payments under this Agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Receivable Acquisition and Management Corp.

We have audited the accompanying balance sheet of Receivable Acquisition and Management Corp. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O'Connor Davies
A Division of O'Connor Davies, LLP
New York, NY
May 6, 2014

Receivable Acquisition and Management Corp.

Balance Sheet

	December 31, 2013	December 31, 2012

ASSETS
Cash	$347,877	$3,415
Accounts receivable	203,445	412,737
Prepaid expenses and deposits	69,319	-
Total Current Assets	620,641	416,152

Intangible asset - license agreement	242,509	-

Total Assets	$863,150	$416,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$573,052	$115,490
Due to Licensor	187,000	-
Advances payable	17,833	2,000
Total Current Liabilities	777,885	117,490

Common stock, $0.001 par value: 325,000,000 shares authorized; 196,513,959 shares issued and outstanding at December 31, 2013	196,514	-
Additional paid-in capital	96,550	-
Retained earnings (deficit) and adjustments	(207,800)	298,662
Total Stockholders’ Equity	85,264	298,662

Total Liabilities and Stockholders’ Equity	$863,150	$416,152

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Operations

	Year Ended December 31
	2013	2012
INCOME
Project Management	$992,195	$709,024
Other	-	2,013

Total Income	992,195	711,037

EXPENSES
Consulting fees	842,730	419,054
General and Administrative	48,652	28,164
Legal and other professional fees	252,266	256

Total Operating Expenses	1,143,648	447,474

Net Income (Loss)	$(151,453)	$263,563

Net Income (Loss) per Common Share	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	188,904,750	176,390,063

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Year Ended December 31, 2013

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity

Balance, December 31, 2012	-	$-	$-	$298,662	$298,662
Distributions	-	-	-	(243,484)	(243,484)
Shares issued in reverse merger acquisition on May 15, 2013	176,390,063	176,390	-	(92,351)	84,039
Reverse acquisition adjustment	19,173,896	19,174	-	(19,174)	-
Shares issued in exchange for consulting services	950,000	950	94,050	-	95,000
Net Income (Loss)	-	-	-	(151,453)	(151,453)
Contributed Capital	-	-	2,500		2,500
Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	85,264

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Cash Flows

	Year Ended December 31
	2013	2012

NET INCOME (LOSS)	$(151,453)	$263,563
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for consulting services	47,500	-
Amortization - license agreement	6,200	-
Changes in Assets and Liabilities, net of reverse merger
Accounts receivable	209,292	52,341
Accounts payable and accrued expenses	457,563	22,326
Prepaid expenses	(21,819)	-
License agreement payments	(13,000)	-

Total Adjustments	685,736	74,667

Net Cash Provided by Operating Activities	534,283	338,230

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger acquisition	53,929	-

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(243,484)	(336,815)
Advances payable	(2,766)	2,000
Contributed capital	2,500	-
Net Cash Used by Financing Activities	(243,750)	(334,815)

Net increase in cash	344,462	3,415

Cash, beginning of period	3,415	-

Cash, end of period	$347,877	$3,415

Non Cash Investing Activity
Shares issued for license agreement	48,709	-

See notes to financial statements

Receivable Acquisition and Management Corp.

Notes to Financial Statements

December 31, 2013

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

Sustainable Energy LLC (“Sustainable LLC”) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (“Sustainable”). At the time, Sustainable LLC had only a license agreement with a third party and limited asset, liabilities and operations.

Cornerstone Program Advisors LLC, (“Cornerstone”) is a Delaware limited liability company formed on January 5, 2009. The Company is an energy infrastructure project management company focused on healthcare and higher learning institutions.

On March 29, 2013, RAMCO entered into a definitive reverse merger agreement (the “Agreement”) with Cornerstone and Sustainable. Under the terms of the agreement, RAMCO entered into a voluntary share exchange transaction with Cornerstone and Sustainable whereby approximately 176,400,000 shares of RAMCO’s common stock, representing approximately 90% of all issued and outstanding shares, were issued to the members and shareholders of the Cornerstone and Sustainable and in exchange, RAMCO acquired all of the membership interests in the Cornerstone and all the issued and outstanding shares of Sustainable. At the closing of the Agreement on May 15, 2013, the management of Cornerstone and that of Sustainable assumed control of the RAMCO’s operations.

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include valuation of shares issued for services, recognition of income for work completed and unbilled to customers, and the allowance for doubtful accounts. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to receive revenues.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

December 31, 2013

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2013, no allowance for doubtful accounts had been provided.

Income Recognition

The Company recognizes income for the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

The Company principally derives income from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is the Company’s policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed-upon fee structure. Income for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for income recognition.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying December 31, 2013 balance sheet net of accumulated amortization of $6,200.

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

Receivable Acquisition and Management Corp.

Notes to Financial Statements

December 31, 2013

2. Significant Accounting Policies (continued)

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

The weighted average number of shares used in computing the income (loss) per share has been adjusted to give effect to the reverse merger described in Note 1.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $842,730 and $419,054 for the year ended December 31, 2013 and 2012, respectively.

Advances Payable

The advances payable are due to officers of the Company with no specified repayment terms.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

December 31, 2013

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

The exclusive market rights of the Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see Note 1), the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the year ended December 31, 2013, the Company made payments of $13,000 that were applied against the initial $200,000 due under the terms of the Agreement.

In connection with a November 5, 2013, proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that the Licensor had been classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.

In performing due diligence in regard to the status of the Licensor, the Company subsequently learned also that two United States patents that were licensed to the Company under the Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  The Company has confirmed that Licensor is taking steps to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Pursuant to the Agreement, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Agreement and is not relying on the two U.S. patents to be reinstated in order to maintain the ability and know-how to use such technology.  To the Company’s best knowledge at the current time, international patent rights remain intact.  However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying December 31, 2013 balance sheet presents the carrying value of the license fee at $242,509, consisting of the $200,000 required payments due under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $6,200 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

December 31, 2013

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 63.7% and 37.3% during the year ended December 31, 2013, and two customers accounted for 81.0% and 19.0% during the year ended December 31, 2012, respectively, of total project management income.

Two customers accounted for 77.9% and 22.1% of total accounts receivable at December 31, 2013.

6. Stock Issuance

In July 2013, the Company issued 950,000 shares of common stock to a public relations consultant as compensation for services rendered and to be rendered.  Additional shares were authorized in December 2013 for issuance to various parties for services rendered.  The Company issued 975,000 shares of Common Stock during the first quarter of 2014, valued at $31,750, for professional services.

7.  Commitments

The Company entered into an agreement with Thomas Telegades, the President, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Telegades shall be paid an annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the latter of three years from May 15, 2013, or one year following his termination or voluntary resignation.

For 2013, no amounts were paid to these officers nor were any amounts accrued for.

8.  Income Taxes

There was no provision for income tax for the years ended December 31, 2013 and 2012.  The Company files a consolidated federal income tax return.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material.  There were approximately $800,000 in net operating loss carryforwards for the year ended December 31, 2013, representing a potential deferred tax asset.  For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382.  Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

9.  Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2013, the Company dismissed its independent registered public accounting firm Silberstein Ungar, PLLC (“Silberstein”) and on such date PKF O'Connor Davies, a division of O'Connor Davies, LLP (“PKF”) was engaged as the Company's new independent registered public accountant.

The reports of Silberstein for each of the years ended September 30, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the two most recent years or any subsequent interim period prior to PKF, the Company did not consult PKF regarding either: (i) the application of accounting principles to a specified transaction completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Company's financial statements.

During the Company's two most recent fiscal years and any subsequent interim period preceding August 5, 2013, the date of dismissal of Silberstein, there were no disagreements with Silberstein on any matter or accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Silberstein, would have caused it to make reference to the matter in connection with its reports. There were no “reportable events” within the two most recent years and any subsequent interim period preceding the dismissal of Silberstein in connection with its report on the Company's financial statements.

The Company has engaged PKF as its new independent certified public accounting firm to audit the Registrant's financial statements as of and for the years ended December 31, 2013 and 2012.  During the two most recent years or any subsequent interim period prior to engaging PKF, the Registrant did consult such firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(l)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act””), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2013 to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Management concludes that the current situation is a consequence of the recent transition of its business activities from the form of limited liability companies to a public corporation, that is, the work involved in the Merger, and the process of consolidating activities, recordkeeping, and reporting of the business entities involved, as well as the small scale of current operations.  Management has begun to take steps to improve its controls and procedures, and expects, further, that the growing scale of the business will enable the Company to obtain additional resources to assist in that effort.

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

Management has used the 1992 framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013.

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2013 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were not effective as of and for the year ended December 31, 2013. Management has identified this issue as being a consequence primarily of the transition of its business activities and is taking steps to remedy any deficiencies,  At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Our current directors, officers and managers are listed below. Each of our managers will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	58	Director, President, CEO and Interim CFO
James Valentino	71	Chairman of the Board of Directors
Peter Fazio	61	Director and COO
Max Khan	47	Director
Wallace Baker	66	Director and Secretary

Set forth below is biographical information for each officer and director.

THOMAS TELEGADES was appointed Chief Executive Officer of the Company on May 15, 2013.  Since September 2006, Thomas has served as the managing member of Cornerstone Program Advisors LLC, an energy infrastructure project management company focused on healthcare and higher learning institutions, which became a subsidiary of the Company as a result of the Merger.  Mr. Telegades has an MBA from Fairleigh Dickinson University and has a BAS from Florida Atlantic University.

PETER FAZIO was appointed Chief Operating Officer of the Company on May 15, 2013.  Since June 2008, Peter has served as Chief Executive Officer of Sustainable Energy Industries Inc., and its predecessor Sustainable Energy Industries, LLC an alternative energy business, with emphasis on “green” engine technology, which became a subsidiary of the Company as a result of the Merger.  From February 2009 until February 2011, Mr. Fazio was Vice President of New Construction for Schlesinger/Siemens.  He has more than twenty-five years of experience in sales, management, employee relations, cost control and project management, and will continue in these roles with the Company.

MAX KHAN has been in the financial industry since 1987. He began his career as a financial consultant in New York. Mr. Khan founded Alliance Global Finance Inc. in 1992 with focus on corporate finance and investment banking. Mr. Khan served as president of Alliance Global Finance from 1991 through October 2003. Mr. Khan was also a managing member of Thor Capital LLC, a FINRA registered firm. Mr. Khan has an undergraduate degree in Accounting and Economics from City University of New York and an MBA from Pace University (New York).

JAMES VALENTINO spent most of his career as an executive in the financial services industry, with experience in marketing, interactive commerce, creative business strategy development and information technology.  More recently, he had over a decade of involvement with growing new businesses.  Mr. Valentino is a patented inventor and was founder, early backer, influencer, and/or director or board chairman of a number of emerging private companies, notably JibJab.  Mr. Valentino served as Chairman of the Board of MetLife Trust Company, and co-founded and served as Chairman of the Board for eComForum, a Washington, D.C. based e-commerce advocacy group. Mr. Valentino is a graduate of City University-Brooklyn College with a BS degree in Economics and Math, and has completed extensive graduate work at Baruch Business College in Information Technology and Computer Methodology. He is a graduate of the M.I.T. Sloan School Senior Executive Program, where he served on the Board of Governors. He is also a member of the New York Academy of Sciences.  He has been Chairman of the Board of the Company since May 2013.

WALLACE BAKER spent most of his career in the financial services industry as an executive focused largely on corporate finance, financial modeling, controls and performance measurement, as well as corporate planning and strategy.  Mr. Baker was a founder of MetLife Trust Company and served on its Board of Directors, and subsequently became involved as a founder, early backer and/or principal in a number of emerging private companies.  Mr. Baker has an undergraduate degree in Economics from Brown University, and an MBA in Finance from New York University.  He was elected corporate Secretary in December 2013.

Messrs. Fazio, Valentino, and Baker gained knowledge of the industry and the engine technology from working with the Licensor for a period of time some years ago.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All of the current directors and officers were appointed in connection with the Company’s merger (the “Merger”), and pursuant to the Merger Agreement, dated March 29, 2013 (the “Merger Agreement”), by and among the Company, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc. a Delaware corporation (“Sustainable”), which was completed on May 15, 2013 (the “Closing”).  Pursuant to the terms of the Merger Agreement, the Company adopted the operations of each of Cornerstone and Sustainable, and the officers and directors of the Company prior to the Closing, other than Max Khan, resigned.  Furthermore, Thomas Telegades was appointed the chief executive officer and Peter Fazio was appointed the chief operating officer, and the members of the board were chosen by Cornerstone and Sustainable.

Code of Ethics

As of December 31, 2013, the Company has not adopted a Code of Ethics.

Corporate Governance

The business and affairs of the company are managed under the direction of our board.  The current members of the board have conducted meetings as needed since the Closing of the Merger.  Each of our directors has attended all meetings either in person or via telephone conference.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

The Company does not have an audit committee, compensation committee or nominating committee.  The board of directors is responsible for all aspects of governance of the Company, including functions that would be delegated to such committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, President, Chief Executive Officer, Interim Chief Financial Officer (since May 15, 2013)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2013		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Max Khan, Chief Executive Officer (through May 15, 2013)	2013	-0-	-0-	[see note]	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

In December, the Board agreed to a distribution of 375,000 previously authorized shares to Mr. Khan as described below.  At its December 5, 2013, meeting, the Board authorized a grant to Max Khan, a director and former chief executive officer of the Company, of 375,000 shares of restricted Common Stock of the Company as compensation for services that Mr. Khan previously provided to the Company as chief executive officer before the Closing of the Merger on May 15, 2013.  The shares were distributed in 2014.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2013.

Benefit Plans

In 2013, the Board adopted and received consent of majority of shareholders for the Company’s 2013 Equity Incentive Award Plan (the “2013 Plan”) and the reservation of an aggregate of 3,000,000 shares of the Company’s common stock for issuance pursuant to the 2013 Plan. The 2013 Plan, approved by our stockholders, replaces the Company’s last stock option plan, which was adopted in April 2004 (the “Prior Plan”), and will be used to help attract, retain and motivate employees, consultants and directors.

The affirmative vote of the Majority Shareholders was required for the approval of the 2013 Plan.

The 2013 Plan is available to employees and consultants of the Company and its subsidiaries and members of the Board, or as applicable, members of the board of directors.  The Board believes that the 2013 Plan will promote the success and enhance the value of the Company by continuing to link the personal interests of participants to those of the Company and its stockholders and by providing participants with an incentive for outstanding performance to generate superior returns to our stockholders. The Board further believes that the 2013 Plan will provide flexibility to the Company in its ability to motivate, attract and retain the services of employees, consultants and Directors upon whose judgment, interest and special effort the successful operation of the Company is largely dependent.

The 2013 Plan provides for the grant of stock options (both incentive stock options and nonqualified stock options), restricted stock, stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units and performance-based awards to eligible participants.

In December 2013, 250,000 shares were authorized to be issued to a consultant of the Company pursuant to the 2013 Plan.

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2013.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

The Company entered into an agreement with Thomas Telegades, the President, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Telegades shall be paid an annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the latter of three years from May 15, 2013, or one year following his termination or voluntary resignation.

See item 13 below.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

Potential Payments upon Termination or Change-in-Control

None.

Director Compensation Arrangements

Our directors do not receive compensation of any form for serving in this capacity, including for their attendance at meetings of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 31, 2014, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of March 31, 2014 there were 197,488,959 shares of common stock outstanding.

We believe that all persons named in the table have sole voting and investment power with respect to all shares shown as being owned by them, except as otherwise provided in the footnotes to the below table.

Under federal securities laws, a person or group of persons is: (a) deemed to have “beneficial ownership” of any shares as of a given date which such person has the right to acquire within 60 days after such date and (b) assumed to have sold all shares registered hereby in this offering. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.   This assumes that options, warrants or convertible securities that are held by such person or group of persons and which are exercisable within 60 days of the date of this report, have been exercised or converted.

NAME AND ADDRESS (1) BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	38,358,025	(3)	19.4%
Peter Fazio	40,297,550	(4)	20.4%
James Valentino	32,730,000	(5)	16.6%
Max Khan	2,980,000	(6)	1.5%
Wallace Baker	33,330,000	(7)	16.9%
All Directors and Officers as a group	148,070,575		74.8%
Stanley and Laurie Altschuler, Joint Owners	10,583,404		5.4%

*Less than 1*% of the outstanding common stock

(1)

Except as otherwise set forth below, the address of each of the persons listed below is c/o Receivable Acquisition & Management Corporation, 60 E. 42nd Street, 46th Floor, New York, New York 10165.

(2)

Based on 197,488,959 shares of Common Stock as of March 31, 2014.

(3)

These shares are owned by owned by Semper Fi Energy Holdings, LLC of which Mr. Telegades is a control person. Does not include 8,757,827 shares owned by Cornerstone Program Advisors Ltd, an entity owned by Mr. Telegades’ wife.

(4)

Consists entirely of Common Stock held by Moshalu Family Trust of which Mr. Fazio is a control person.  Mr. Fazio may be deemed to be the beneficial owner of the Common Stock held by the Moshalu Family Trust.

(5)

Consists entirely of Common Stock held by Gramercy Ventures, LLC, of which Mr. Valentino is an owner.  Mr. Valentino does not control the power to vote or dispose of securities owned by Gramercy Ventures, LLC and he disclaims beneficial ownership of these shares.

(6)

Includes 160,00 shares of Common Stock of which Mr. Khan is legal Custodian and of which Mr. Khan may be deemed to be the beneficial owner.  Mr. Khan received additional Common Stock after the end of 2013, as noted below.  Mr. Khan is a member of the Board of Directors but since the Merger is not an officer of the Company.

(7)

Consists entirely of Common Stock held by Wentworth Dukeshire Trust.  Mr. Baker disclaims beneficial ownership of such shares, as he does not control the power to vote or dispose of these shares controlled by an independent trustee.

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2013, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable an aggregate of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.  All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2013 consist of the Consideration Shares that they received in connection with the Merger.

At its December 5, 2013, meeting, the Board authorized a grant to Max Khan, a director and former chief executive officer of the Company, of 375,000 shares of restricted Common Stock of the Company as compensation for services that Mr. Khan previously provided to the Company as chief executive officer before the Closing of the Merger on May 15, 2013.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have one independent director. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

As previously disclosed, on August 5, 2013, the Company terminated the services of Silberstein Ungar, PLLC (“Silberstein”) as the Company’s Independent Certified Public Accountants.  Silberstein served as the Company’s Independent Certified Public Accountants for each of the fiscal years ended September 30, 2012 and 2011, and for the period from February 9, 2011 to September 30, 2012, and through August 5, 2013.  On August 5, 2013, the Company engaged PKF O’Connor Davies, a Division of O’Connor Davies, LLP (“PKF”) as the Company’s new Independent Certified Public Accountants.  Simultaneously with the change in auditors, the Company changed its fiscal year from September 30 to December 31.

Aggregate fees for professional services rendered for the Company by PKF for the years ended December 31, 2013 and December 31, 2012 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2013	PKF O’Connor Davies December, 2012

Audit Fees	$27,250	$10,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$27,250	$10,000

Audit Fees for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered for the audits of the consolidated financial statements of the Company, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.  The fees for 2012 and for the period in 2013 prior to the Merger were for work PKF did regarding Cornerstone Program Advisors, LLC, which constituted the ongoing operations of the Company after the Merger.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation

4.1	2013 Equity Incentive Award Plan (3)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on April 4, 2013.
(2)	Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on May 21, 2013.
(3)	Filed as an Exhibit to the Registration Statement on Form S-8, filed with the SEC on July 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

\	RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Dated: May 6, 2014	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	May 6, 2014
Thomas Telegades

/s/ James Valentino	Chairman of the Board of Directors	May 6, 2014
James Valentino

/s/ Peter Fazio	Director	May 6, 2014
Peter Fazio

/s/ Max Khan	Director	May 6, 2014
Max Khan

/s/ Wallace Baker*	Director and Secretary	May 6, 2014
Wallace Baker

* By: /s/ Thomas Telegades
Thomas Telegades	Attorney-In-Fact	May 6, 2014