Form 10-Q
period 2014-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2014-05-20
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 19, 2014, there were 197,488,959 shares of the registrant’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Three Months Ended

March 31, 2014

Receivable Acquisition and Management Corp.

Balance Sheet

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$16,711	$347,877
Accounts receivable	320,530	203,445
Prepaid expenses	55,408	69,319
Total Current Assets	392,649	620,641

Intangible asset - license agreement	239,409	242,509

Total Assets	$632,058	$863,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$369,976	$573,052
Due to Licensor	187,000	187,000
Advances payable	20,083	17,833
Total Liabilities	577,059	777,885

Common stock, $0.001 par value: 325,000,000 shares authorized; 197,488,959 shares issued and outstanding at March 31, 2014	197,489	196,514
Additional paid-in capital	127,325	96,550
Retained earnings (deficit)	(269,815)	(207,800)
Total Stockholders’ Equity	54,999	85,264

Total Liabilities and Stockholders’ Equity	$632,058	$863,150

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2014	2013
INCOME
Project Management	$247,609	235,025

Total Income	247,609	235,025

EXPENSES
Consulting fees	206,121	146,491
General and Administrative	35,969	5,998
Legal and other professional fees	67,533	3,250

Total Expenses	309,624	155,739

Net Income (Loss)	$(62,015)	$79,286

Net Income (Loss) per Common Share	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	196,889,849	176,390,063

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	$85,264
Shares issued in exchange for professional consulting services	975,000	975	30,775	-	31,750
Net Income (Loss)	-	-	-	(62,015)	(62,015)
Balance, March 31, 2014	197,488,959	$197,489	$127,325	$(269,815)	$54,999

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2014	2013

NET INCOME (LOSS)	$(62,015)	$79,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for legal and consulting services	31,750	-
Amortization - license agreement	3,100	-
Changes in Assets and Liabilities
Accounts receivable	(117,085)	89,838
Accounts payable and accrued expenses	(203,076)	(18,287)
Prepaid expenses	13,910	-
License agreement payments	-	-

Total Adjustments	(271,401)	71,551

Net Cash Provided (Used) by Operating Activities	(333,416)	150,837

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(109,831)
Advances payable	2,250	-
Net Cash Provided (Used) by Financing Activities	2,250	(109,831)

Net increase in cash	(331,166)	41,006

Cash, beginning of period	347,877	3,415

Cash, end of period	$16,711	$44,421

See notes to financial statements.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

March 31, 2014

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and subsequently ran off existing portfolios.

Sustainable Energy LLC (“Sustainable LLC”) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (“Sustainable”). At the time, Sustainable LLC had a license agreement with a third party and limited assets, liabilities and operations.

Cornerstone Program Advisors LLC, (“Cornerstone”) is a Delaware limited liability company formed on January 5, 2009. Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.

On March 29, 2013, RAMCO entered into a definitive reverse merger agreement (the “Agreement”) with Cornerstone and Sustainable. Under the terms of the Agreement, RAMCO entered into a voluntary share exchange transaction with Cornerstone and Sustainable whereby approximately 90% of RAMCO’s common stock was issued to the members and shareholders of Cornerstone and Sustainable and in exchange, RAMCO acquired the entire membership interest in Cornerstone and all of the issued and outstanding shares of Sustainable (the “Merger”). At the closing of the Agreement on May 15, 2013, the management of Cornerstone and that of Sustainable assumed control of RAMCO’s operations.

The Merger was accounted for as a reverse merger using the purchase method of accounting, with the former members and shareholders of Cornerstone and Sustainable controlling approximately 90% of the issued and outstanding common shares of RAMCO after the closing of the transaction. Cornerstone was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of Cornerstone and include the results of operations of Cornerstone since its incorporation on January 5, 2009, and the results of operations of RAMCO and Sustainable since the date of acquisition on May 15, 2013. Also in August 2013, the Company changed its year end from September 30 to December 31.

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

March 31, 2014

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 8-K/A filed with the SEC on August 5, 2013, and Form 10-K for the year ended December 31, 2013 filed on May 7, 2014. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At March 31, 2014, no allowance for doubtful accounts has been provided.

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

March 31, 2014

2. Significant Accounting Policies (continued)

License Agreement

The cost of the License Agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The License Agreement is reflected in the accompanying March 31, 2014 balance sheet net of accumulated amortization of $9,300.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2010 - 2013).

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $206,121 and $146,491 for the three months ended March 31, 2014 and 2013, respectively.

Advances Payable

The advances payable are due to officers of the Company with no specified repayment terms.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

March 31, 2014

4. License Agreement

On November 15, 2012, Sustainable LLC entered into a renewable 20-year engine technology license agreement (the “License Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the License Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

The exclusive market rights of the License Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable LLC representing a small minority ownership position in the Company (see Note 1), along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see Note 1), the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the License Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the fiscal year ended December 31, 2013, the Company made payments of $13,000 that were applied against the required initial $200,000 cash payment as stated under the terms of the License Agreement.

In connection with a November 5, 2013 proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that the Licensor had been classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.

In performing due diligence in regard to the status of the Licensor, the Company subsequently learned also that two United States patents that were licensed to the Company under the License Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon. The Company has confirmed that Licensor is taking steps to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Pursuant to the License Agreement, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the License Agreement and is not relying on the two U.S. patents to be reinstated in order to maintain the ability and knowhow to use such technology. To the Company’s best knowledge at the current time, international patent rights remain intact. However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying March 31, 2014, balance sheet presents the carrying value of the license fee at $239,409, consisting of the $200,000 required payments under the License Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $9,300 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

March 31, 2014

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 60.9% and 39.1%, respectively, during the three months ended March 31, 2014, and two customers accounted for 61.7% and 38.3%, respectively, of total project management income during the three months ended March 31, 2013.

Two customers accounted for 65.1% and 34.9%, respectively, of total accounts receivable at March 31, 2014.

6. Stock Issuance

In February 2014, the Company issued 375,000 shares of common stock to the former chief executive officer and 50,000 shares to a lawyer as compensation for services provided to the Company.

In February 2014, the Company issued 300,000 shares of common stock to a law firm as partial compensation for certain services provided to the Company.

In March 2014, the Company issued 250,000 shares of common stock to an industry consultant as partial compensation for services being rendered.

* * * * *

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2013, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

On May 7, 2014 the Company filed its audited financial statements with its Form 10-K for the fiscal year ended December 31, 2013.  On August 5, 2013, the Company filed Amendment No. 1 to its Current Report on Form 8-K (the “Form 8-K/A”), which included the audited Financial Statements of Cornerstone for the fiscal years ended December 31, 2012 and December 31, 2011, as well as the unaudited Financial Statements of Cornerstone as of March 31, 2013 and for the three months ended March 31, 2013 and 2012. In addition, the Company provided the audited Financial Statements of Sustainable Energy, LLC, a New York limited liability company (“Sustainable LLC”), for the fiscal years ended December 31, 2012 and December 31, 2011, and the unaudited financial statements of Sustainable LLC, as of March 31, 2013, and for the three months ended March 31, 2013 and 2012. The Financial Statements of Sustainable LLC were provided in lieu of those of Sustainable because Sustainable LLC had transferred to Sustainable substantially all of its assets pursuant to a May 15, 2013 Assignment and Assumption Agreement. In addition, the Company provided the unaudited pro forma condensed combined financial information of the Company, Cornerstone, and Sustainable, as of and for the six months ended March 31, 2013 and for the fiscal year ended September 30, 2012.

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “10-Q”), the Company is reporting the financial results for Cornerstone through March 31, 2013, and then the financial results of the all of the entities that were combined as a result of the Merger from January 1, 2014 through the end of the March 31, 2014 quarterly period.  In the following Results of Operations section, the Company is comparing these combined financial statements against the financial statements of only Cornerstone from last year, so the Results of Operations could be different.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.  However, as the Company is reporting the financials of Cornerstone prior to May 15, 2013, which has always had a December 31 year end, the December 31 year end applies to last year’s financial statements.

Results of Operations

During the three month period ended March 31, 2014, the Company had a net (loss) of ($62,015) on revenues of $247,609, versus net profits of $79,286 on revenue of $235,025, in the three month period ended March 31, 2013.  Net profit in the most recent three month period in 2014 turned to a loss as compared to the corresponding period last year due, in part, to the cost of professional services, particularly to comply with the reporting requirements as a public company.  In addition, the most recent period had higher marketing expenses as compared to the same period in 2013, due to a more aggressive marketing and public relations effort.

Of the $62,015 loss, all but $11,515 can be attributed to expenditures in the form of stock issued as compensation for professional services.

Revenue

Total revenues the three month period ended March 31, 2014 were $247,609, versus $235,025 during the three month period ended March 31, 2013.  Although revenues improved by $17,584 compared to the corresponding period in 2013, the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2013 to 2014.  This gross profit for the three month period ended March 31, 2014, was 17% of revenues, down from 38% for the corresponding period in 2013.  This is due to a change in the arrangement with these subcontractors to attract and retain talent, providing them a larger share of revenues received.

The revenue increase for the three month period ended March 31, 2014, over the corresponding period from 2013 is a result of growing business activity with existing clients.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2014 were $309,624, versus $155,739 during the three month period ended March 31, 2013.  The 99% increase in operating expenses in the three month period in 2014, against the corresponding period in 2013 is primarily due to the costs of professional fees and other associated expenses in connection with being a public company, including related activity, as well as increased expenditures for marketing and public relations.  The Company’s expenses for consulting contractors increased in line with revenues.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended March 31, 2014, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2014, the Company had a working capital deficit of ($184,410) versus a working capital deficit of ($157,244) as of the year ended December 31, 2013.   Most of this change is due to the growth in other payables, partly in connection with the growth of the business, but most of which were expenses related to the Merger and subsequent professional services work.

At the end of period ended March 31, 2014, the Company had net cash of $16,711 versus $347,877 at December 31, 2013. For the three months ended March 31, 2014, net cash used by operating activities was ($333,415) versus $150,837 net cash provided by operating activities for the three months ended March 31, 2013.  The decrease in net cash from operating activities was primarily due to the increase in accounts payable and accrued expenses.  In addition, the increased revenues resulting from the growth in the business over that time were more than offset by increasing costs for subcontractors, as well as charges for marketing efforts and professional fees.

During the three months ended March 31, 2014, there was $2,250 net cash provided by financing activities versus ($109,831) used during the three months ended March 31, 2013.  This was primarily due to increased distributions prior to the Merger.

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

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2014, and does not expect any material income tax liability for the period.

Contractual Obligation

As previously disclosed, the Company has entered into a renewable 20-year engine technology license agreement (the “License Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the License Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.   If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of March 31, 2014, the Company has made payments of $13,000 against the $200,000 upfront payment under the License Agreement.

As previously disclosed by the Company, and as discussed in Note 4 to the Financial Statements herein, the Company has learned that the Licensor was dissolved for failure to pay franchise taxes, and that the Licensor’s U.S. patents in connection with the License Agreement have expired.  The Licensor is taking steps to cure these defects but may not be successful.  At this time, the Company has not changed its classification of its contractual obligations under the License Agreement as a result of the aforementioned development.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. He has concluded that, as of March 31, 2014, our disclosures, controls and procedures were not effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except for the disclosures made in our Annual Report on Form 10-K for the period ended December 31, 2013, for which no changes have been made.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

At its December 5, 2013, meeting, the Board authorized the following grants of shares:

As compensation for services previously provided by one of the directors of the Company, 375,000 shares of restricted Common Stock of the Company. The shares were issued February 21, 2014.

As compensation for certain legal services provided to the Company by a lawyer, 50,000 shares of restricted Common Stock of the Company. The shares were issued February 21, 2014.

As partial compensation for certain legal services provided to the Company by a law firm in connection with the Company’s periodic reporting requirements under the Securities Exchange Act of 1934, 300,000 shares of restricted Common Stock of the Company. The shares were issued February 21, 2014.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: May 20, 2014	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)