Form 10-Q
period 2014-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2014-08-18
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 12, 2014, there were 197,488,959 shares of the registrant’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Six Months Ended

June 30, 2014

Receivable Acquisition and Management Corp.

Balance Sheet

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$7,385	$347,877
Accounts receivable	319,778	203,445
Prepaid expenses	70,038	69,319
Total Current Assets	397,201	620,641

Intangible asset - license agreement	236,309	242,509

Total Assets	$633,510	$863,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$402,050	$573,052
Due to Licensor	187,000	187,000
Advances payable	0	17,833
Total Liabilities	589,050	777,885

Common stock, $0.001 par value: 325,000,000 shares authorized; 197,488,959 shares issued and outstanding at June 30, 2014	197,489	196,514
Additional paid-in capital	157,408	96,550
Retained earnings (deficit)	(310,437)	(207,800)
Total Stockholders’ Equity	44,460	85,264

Total Liabilities and Stockholders’ Equity	$633,510	$863,150

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
INCOME
Project Management	$270,217	$235,600	$517,827	$470,625
Other	-	-	-	-

Total Income	270,217	235,600	517,827	470,625

EXPENSES
Consulting fees	227,431	213,084	433,553	359,575
General and Administrative	28,822	8,036	64,791	15,478
Legal and other professional fees	54,587	5,600	122,121	90,948

Total Expenses	310,840	226,720	620,465	466,001

Net Income (Loss)	$(40,623)	$8,880	$(102,637)	$4,624

Net Income (Loss) per Common Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	196,889,849	185,977,011	197,188,069	181,290,058

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	$85,264
Shares issued in exchange for professional consulting services	975,000	975	30,775	-	31,750
Net Income (Loss)	-	-	-	(102,637)	(102,637)
Contributed Capital			30,083		30,083

Balance, June 30, 2014	197,488,959	$197,489	$157,408	$(310,437)	$44,460

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2014	2013

NET INCOME (LOSS)	$(102,637)	$4,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for legal and consulting services	31,750	-
Amortization - license agreement	6,200	-
Changes in Assets and Liabilities
Accounts receivable	(116,333)	33,512
Accounts payable and accrued expenses	(171,002)	150,590
Prepaid expenses	(719)	(13,596)
Total Adjustments	(250,105)	170,506

Net Cash Provided (Used) by Operating Activities	(352,742)	175,130

CASH FLOWS FROM INVESTING ACTIVITIES
License Agreement Payments	-	(8,000)
Cash received from reverse merger acquisition	-	51,580

Net Cash Provided by Investing Activities	-	43,580

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(165,770)
Advances payable	12,250	1,788
Net Cash Provided (Used) by Financing Activities	12,250	(163,982)

Net increase (decrease) in cash	(340,492)	54,728

Cash, beginning of period	347,877	3,415

Cash, end of period	$7,385	$58,143

Non Cash Investing and Financing Activity
Advances payable converted to equity	30,083	-
Shares Issued in exchange for license agreement	-	48,709

See notes to financial statements

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2014

(Unaudited)

1.  Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a Delaware corporation, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

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

The transaction among RAMCO, Cornerstone, and Sustainable (the “Merger”) was accounted for as a reverse merger using the purchase method of accounting, with the former members and shareholders of Cornerstone and Sustainable controlling approximately 90% of the issued and outstanding common shares of RAMCO after the closing of the transaction. Cornerstone was deemed to be the acquirer for accounting purposes and the financial statements are presented as a continuation of Cornerstone and include the results of operations of Cornerstone since incorporation on January 9, 2009, and the results of operations of RAMCO and Sustainable since the date of acquisition on May 15, 2013. Also in August 2013, the Company changed its year end from September 30 to December 31.

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

June 30, 2014

(Unaudited)

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 8-K/A filed with the SEC on August 5, 2013, and its Form 10-K for the year ended December 31, 2013.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2014, no allowance for doubtful accounts has been provided.

Income Recognition

The Company recognizes income from the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

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

Fees for services that have been performed, but for which the Company has not invoiced the customers, are recorded as unbilled receivables.

Income for time and materials contracts are recognized based on the number of hours worked by the Company’s subcontractors at an agreed upon rate per hour, and are recognized in the period in which services are performed. Income for time and materials contracts is billed monthly or in accordance with the specific contractual terms of each project.

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying June 30, 2014 balance sheet net of accumulated amortization of $12,400.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Significant Accounting Policies (continued)

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

The weighted average number of shares used in computing the income (loss) per share in 2013 has been adjusted to give effect to the reverse merger described in Note 1.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $421,723 and $359,575 for the six months ended June 30, 2014 and 2013, respectively.

Advances Payable

Advances payable were due to officers of the Company with no specified repayment terms.  Previously outstanding advances were cleared in the current quarter by contributions of capital by these officers.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2014

(Unaudited)

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

The exclusive market rights of the Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable representing a small minority ownership position in the Company (see Note 1), along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable, LLC retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see Note 1), the Company, after acquiring 100% ownership interest in Sustainable, LLC issued 2,435,430 shares to the Licensor which represents a small minority position in the Company as required under the terms of the Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

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

The accompanying June 30, 2014, balance sheet presents the carrying value of the license fee at $236,309, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $12,400 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2014

(Unaudited)

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 62.6% and 37.4% during the six months ended June 30, 2014, and two customers accounted for 62.9% and 37.1% during the six months ended June 30, 2013, respectively, of total project management income.

Two customers accounted for 74.4% and 25.6% of total accounts receivable at June 30, 2014.

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

On May 7, 2014 the Company filed its audited financial statements for the fiscal year ended December 31, 2013.  In addition, the Company filed unaudited financial statements for the three month period ended March 31, 2014 and had earlier filed unaudited financial statements for the three month periods ended September 30, 2013 and June 30, 2013.  On August 5, 2013, the Company filed Amendment No. 1 to its Current Report on Form 8-K (the “Form 8-K/A”), which included the audited Financial Statements of Cornerstone for the fiscal years ended December 31, 2012 and December 31, 2011, as well as the unaudited Financial Statements of Cornerstone as of June 30, 2013 and for the three months ended March 31, 2013 and 2012. In addition, the Company provided the audited Financial Statements of Sustainable Energy, LLC, a New York limited liability company (“Sustainable LLC”), for the fiscal years ended December 31, 2012 and December 31, 2011, and the unaudited financial statements of Sustainable LLC, as of March 31, 2013, and for the three months ended March 31, 2013 and 2012. The Financial Statements of Sustainable LLC were provided in lieu of those of Sustainable because Sustainable LLC had transferred to Sustainable substantially all of its assets pursuant to a May 15, 2013 Assignment and Assumption Agreement. In addition, the Company provided the unaudited pro forma condensed combined financial information of the Company, Cornerstone, and Sustainable, as of and for the six months ended June 30, 2013 and for the fiscal year ended September 30, 2012.

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in the Quarterly Report on Form 10-Q for the period ended June 30, 2013, the Company reported the financial results for Cornerstone through March 31, 2013, and then the financial results of the all of the entities that were combined as a result of the Merger from January 1, 2013 through the end of the June 30, 2013 quarterly period.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.

Results of Operations

During the three and six month periods ended June 30, 2014, the Company had a net (loss) of ($40,623) and ($102,637), respectively, on revenues of $270,217 and $517,827, respectively, versus net profits of $8,880 and $4,624 on revenues of $235,600 and $470,625, in the three and six month periods ended June 30, 2013.  Net profits in the most recent three and six month periods in 2014 turned to a loss as compared to the corresponding periods last year due, in part, to the cost of professional services, particularly those associated with the conversion of Company operations from a limited liability company to a corporation (see Notes to the financial statements) and to support the activities required of a public company.  In addition, the most recent period had higher marketing expenses as compared to the same period in 2013, due to a more aggressive marketing and public relations effort.

Revenue

Although revenues from the Company’s two customers show improvement, the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2013 to 2014.  This gross profit for the six month period ended June 30, 2014, was 16% of revenues, down from 24% for the corresponding period in 2013.  This is due to a change in the arrangement with these subcontractors to attract and retain talent, providing them a larger share of revenues received.

The revenue increase for the three and six month periods ended June 30, 2014, over the corresponding periods from 2013 is a consequence of growing business activity with clients.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2014 were $620,465, versus $466,001 during the six month period ended June 30, 2013.  The 33% increase in operating expenses in the six month period in 2014, against the corresponding period in 2013, is primarily due to the costs of professional fees and public filing requirements, including related activity as a result of being a public reporting company, as well as increased expenditures for marketing and public relations.  The Company’s expenses for consulting contractors increased in line with revenues.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2014, the Company was using five to six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2014, the Company had a working capital deficit (that is, total current assets minus total liabilities) of ($191,849) versus a working capital deficit of ($157,244) as of the year ended December 31, 2013.   Most of this change is due to a reduction in cash, partly in connection with the growth of the business, but most of which were expenses related to the Merger and subsequent professional services work.

At the end of period ended June 30, 2014, the Company had net cash of $7,385 versus $347,877 at December 31, 2013. At the end of the six months ended June 30, 2014, net cash provided (used) by operating activities was ($352,742) versus $175,130 at the end of the six months ended June 30, 2013.  The decrease in net cash from operating activities was primarily due to the decrease in accounts payable and accrued expenses, and increase in accounts receivable.  In addition, the increased revenues resulting from the growth in the business over that time were more than offset by increasing costs for subcontractors, as well as charges for marketing efforts and professional fees.

At the end of the six months ended June 30, 2014, there was $12,250 net cash provided (used) by financing activities versus ($163,982) during the six months ended June 30, 2013.  This was primarily due to distributions paid prior to the Merger.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2014, and does not expect any material income tax liability for the period.  Income and related taxes for 2013 paid in the quarter ended June 30, 2014, totaled $1,235.

Contractual Obligation

As previously disclosed, the Company has entered into a renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of June 30, 2014, the Company has begun payments under this Agreement.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the condensed consolidated financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. He has concluded that, as of June 30, 2014, our disclosures, controls and procedures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Management continues to take steps to improve its controls and procedures, and expects, further, that the growing scale of the business will enable the Company to obtain additional resources to assist in that effort.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2013 from which there have been no material changes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: August 18, 2014	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)