Form 10-Q
period 2014-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2014-11-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014, there were 199,488,959 shares of the issuer’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Nine Months Ended

September 30, 2014

Receivable Acquisition and Management Corp.

Balance Sheet

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$131,000	$347,877
Accounts receivable	303,873	203,445
Prepaid expenses	70,205	69,319
Total Current Assets	505,078	620,641

Intangible asset - license agreement	233,209	242,509

Total Assets	$738,287	$863,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$387,483	$573,052
Due to Licensor	187,000	187,000
Advances payable	-	17,833
Total Liabilities	574,483	777,885

Common stock, $0.001 par value: 325,000,000 shares authorized; 199,488,959 shares issued and outstanding at September 30, 2014	199,489	196,514
Additional paid-in capital	256,237	96,550
Retained earnings (deficit)	(291,923)	(207,800)
Total Stockholders’ Equity	163,803	85,264

Total Liabilities and Stockholders’ Equity	$738,287	$863,150

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
INCOME
Project Management	$254,946	$260,150	$772,773	$730,775
Other	-	-	-	-

Total Income	254,946	260,150	772,773	730,775

EXPENSES
Consulting fees	191,682	231,633	625,235	591,207
General and Administrative	27,797	26,414	92,588	41,869
Legal and other professional fees	16,952	104,650	139,073	195,598

Total Expenses	236,431	362,697	856,896	828,674

Net Income (Loss)	$18,515	$(102,547)	$(84,123)	$(97,899)

Net Income (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	197,488,959	196,200,772	197,289,094	186,331,047

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	$85,264
Shares issued in exchange for professional consulting services	975,000	975	30,775	-	31,750
Shares issued for invested capital	2,000,000	2,000	98,000		100,000
Net Income (Loss)				(84,123)	(84,123)
Contributed Capital			30,912		30,912
Balance, September 30, 2014	199,488,959	$199,489	$256,237	$(291,923)	$163,803

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2014	2013

NET INCOME (LOSS)	$(84,123)	$(97,899)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Shares issued for consulting services	31,750	95,000
Amortization - license agreement	9,300	3,100
Changes in Assets and Liabilities
Accounts receivable	(100,429)	(98,488)
Accounts payable and accrued expenses	(185,568)	288,356
Prepaid expenses	(886)	(20,819)
License agreement payments	-	(13,000)
Total Adjustments	(245,883)	221,372
Net Cash Provided (Used) by Operating Activities	(329,956)	123,473

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger acquisition	-	53,929
Security deposit	-	(1,000)
License acquisition	-	(248,709)

Net Cash Provided (Used) by Investing Activities	-	(195,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(174,969)
Advances from member	12,250	-
Common stock issued/member capital contributions	100,829	-

Net Cash Provided (Used) by Financing Activities	113,079	(174,969)

Net increase (decrease) in cash	(216,877)	2,433

Cash, beginning of period	347,877	3,415

Cash, end of period	$131,000	$5,848

Non Cash Investing Activity
Advances payable converted to equity	30,083
Shares issued for license agreement	-	48,709

See notes to financial statements

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2014

(Unaudited)

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a Delaware corporation, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

On March 29, 2013, RAMCO entered into a definitive reverse merger agreement (the “Merger”) with Cornerstone Program Advisors LLC, (“Cornerstone”), a Delaware limited liability company, and Sustainable Energy Industries, Inc. (“Sustainable”), a New York corporation, which closed on May 15, 2013.  Sustainable was involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies and Cornerstone was an energy infrastructure project management company focused on healthcare and higher learning institutions.  As a result of the Merger, approximately 90% of RAMCO’s common stock was issued to the members and shareholders of Cornerstone and Sustainable and in exchange, RAMCO acquired the entire membership interest in Cornerstone and all the issued and outstanding shares of Sustainable.

Following the Merger, the Company adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy, and the management of Cornerstone and Sustainable became the executive officers of the Company.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation (see Note 4) and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligation discussed below, and to fund growth initiatives in its identified markets. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 8-K/A filed with the SEC on August 5, 2013, and its Form 10-K for the year ended December 31, 2013.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2014, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying September 30, 2014 balance sheet net of accumulated amortization of $15,500.

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

The weighted average number of shares used in computing the income per share in 2013 has been adjusted to give effect to the reverse merger described in Note 1.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2017. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $583,977 and $570,327 for the nine months ended September 30, 2014 and 2013, respectively.

Advances Payable

Advances payable were due to officers of the Company with no specified repayment terms.  Previously outstanding advances were cleared in the previous quarter by contributions of capital by these officers.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2013

(Unaudited)

4. License Agreement

On November 15, 2012, Sustainable LLC entered into a renewable 20-year engine technology license agreement (the “Technology Agreement”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Technology Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

The exclusive market rights of the Technology Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable representing a small minority ownership position in the Company (see Note 1), along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see Note 1), the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents a small minority position in the Company as required under the terms of the Technology Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the fiscal year ended December 31, 2013, the Company made payments of $13,000 that were applied against the required initial $200,000 cash payment as stated under the terms of the Technology Agreement.

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

In performing due diligence in regard to the status of the Licensor, the Company subsequently learned also that two United States patents that were licensed to the Company under the Technology Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon. The Company has confirmed that Licensor is taking steps to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Pursuant to the Technology Agreement, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Technology Agreement and is not relying on the two U.S. patents to be reinstated in order to maintain the ability and knowhow to use such technology.  At this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying September 30, 2014 balance sheet presents the carrying value of the license fee at $233,209, consisting of the $200,000 required payments under the Technology Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $15,500 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2014

(Unaudited)

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 63.3% and 36.7% during the nine months ended September 30, 2014, and the same two customers accounted for 62.7% and 37.3% during the nine months ended September 30, 2013, respectively, of total project management income.

These two customers accounted for 65.4% and 34.6%, respectively, of total accounts receivable at September 30, 2014.

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

In August 2014, the Company entered into a binding contract to issue 2,000,000 shares of common stock to an individual investor in return for a capital infusion.

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

On August 18, 2014, the Company filed unaudited financial statements for the six month period ended June 30, 2014.  On May 7, 2014 the Company filed its audited financial statements for the fiscal year ended December 31, 2013.  In addition, the Company filed unaudited financial statements for the three month period ended March 31, 2014 and had earlier filed unaudited financial statements for the three month periods ended September 30, 2013 and June 30, 2013.  On August 5, 2013, the Company filed Amendment No. 1 to its Current Report on Form 8-K (the “Form 8-K/A”), which included the audited Financial Statements of Cornerstone for the fiscal years ended December 31, 2012 and December 31, 2011, as well as the unaudited Financial Statements of Cornerstone as of June 30, 2013 and for the three months ended March 31, 2013 and 2012. In addition, the Company provided the audited Financial Statements of Sustainable Energy, LLC, a New York limited liability company (“Sustainable LLC”), for the fiscal years ended December 31, 2012 and December 31, 2011, and the unaudited financial statements of Sustainable LLC, as of March 31, 2013, and for the three months ended March 31, 2013 and 2012. The Financial Statements of Sustainable LLC were provided in lieu of those of Sustainable because Sustainable LLC had transferred to Sustainable substantially all of its assets pursuant to a May 15, 2013 Assignment and Assumption Agreement. In addition, the Company provided the unaudited pro forma condensed combined financial information of the Company, Cornerstone, and Sustainable, as of and for the six months ended June 30, 2013 and for the fiscal year ended September 30, 2012.

Cornerstone is considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, in the Quarterly Report on Form 10-Q for the period ended June 30, 2013, the Company reported the financial results for Cornerstone through March 31, 2013, and then the financial results of the all of the entities that were combined as a result of the Merger from January 1, 2013 through the end of the June 30, 2013 sixth month period.

As reported in the Form 8-K/A, the Company changed its fiscal year from September 30 to December 31 to correspond with the fiscal years of each of Cornerstone and Sustainable.

Results of Operations

During the three and nine month periods ended September 30, 2014, the Company had net income (losses) of $18,515 and ($84,123) on revenues of $254,946 and $772,773, respectively, versus net (losses) of ($102,547) and ($97,899) on revenue of $260,150 and $730,775, respectively, in the three and nine month periods ended September 30, 2013.  The results in the third fiscal quarter of 2014 turned to a profit as compared to a loss in the corresponding period last year due, in large part, to bringing down the cost of professional services.  The Company’s expenses for professional services during the third quarter of 2013 were particularly high due to the audited financial statements that were filed in August 2013 in connection with the Merger.

Revenue

Revenues show modest improvement in the nine month period ended September 30, 2014 over the corresponding period in 2013.  The revenue increase for the period is a consequence of growing business activity with existing clients.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2014 were $236,431 and $856,896, respectively, versus $362,697 and $828,674, respectively, during the three and nine month periods ended September 30, 2013.  The increase in operating expenses in the nine month period in 2014 against the corresponding period in 2013 is generally in line with the increase in revenues.  The decrease in operating expenses in the three month period in 2014 against the corresponding period in 2013 was the result of an increased emphasis on non-contractor third parties to do certain tasks on client projects as well as a reduction in costs of professional fees.  Over the nine month period in 2014, the Company’s expenses for consulting contractors increased over the corresponding period in 2013 generally in line with revenues.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended September 30, 2014, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of September 30, 2014, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($69,405) versus a working capital deficit of ($157,244) as of year ended December 31, 2013.   This change is principally due to a reduction in accounts payable and accrued expenses.

At the end of period ended September 30, 2014, the Company had net cash of $131,000 versus $347,877 at December 31, 2013. For the nine months ended September 30, 2014, net cash provided (used) by operating activities was ($329,956) versus $123,473 for the nine months ended September 30, 2013.  The change from net cash provided by operating activities in the nine month period in 2013 to net cash used by operating activities in the recent nine month period resulted almost entirely from the reduction in accounts payable and accrued expenses.

For the nine months ended September 30, 2014, no cash was provided by investing activities, as compared to ($195,780) net cash used by investing activities in the nine months ended September 30, 2013.  The earlier period result was primarily due to the cost of the engine technology license referenced below and in Note 4, partially offset by cash received as part of the Merger.

For the nine months ended September 30, 2014, there was $113,079 net cash provided by financing activities versus ($174,969) net cash used by financing activities during the nine months ended September 30, 2013.  The earlier period result was due primarily to increased distributions prior to the Merger, and the recent period result was principally due to a cash infusion received from an investor.

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

Income Taxes

The Company did not record any income tax provision for the three or nine month periods ended September 30, 2014, and does not expect any material income tax liability for the period.

Contractual Obligation

As previously disclosed and described in Note 4, the Company has entered into a renewable 20-year Technology Agreement with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Technology Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.  As of September 30, 2014, the Company has begun payments under this Technology Agreement.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. He has concluded that, as of September 30, 2014, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On August 28, 2014, the Company entered into a binding contract with an investor to sell 2,000,000 shares of Common Stock pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, for an aggregate purchase price of $100,000. These shares were issued to this investor in October 2014. No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: November 14, 2014	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)