Form 10-K
period 2014-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2015-03-30
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was $2,902,536.

As of March 30, 2015, there were 199,488,959 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

We are a Delaware corporation whose principal office is located at 60 E. 42nd Street, 46th Floor, New York, NY. Unless the context otherwise requires, the terms “we”, “us”, “our”, or “the Company” as used herein refer to Receivable Acquisition & Management Corporation and our subsidiaries, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc..  The Company does business as Cornerstone Sustainable Energy.

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a wide range of commercial customers and institutions such as hospitals and universities.  The Company has begun to expand and transform its business to take advantage of opportunities in the alternative energy and clean energy arenas.

The Company has three business components.  The first business component is the management of infrastructure projects for commercial and institutional customers.  These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services.  Generally, the Company acts as the representative of the customer in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the customer.  The Company has competitors, some of which are very large and well-recognized, but, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position.  The Company operates in this first business component under its subsidiary, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”), which it acquired in a merger on May 15, 2013 (the “Merger”), as discussed in greater detail below.

The second business component is the anticipated commercialization of engine technology which converts low-grade heat to mechanical energy.  The Company is actively marketing the technology particularly for power generation.  While the Company has not yet manufactured or deployed an engine specifically configured for power generation, significant progress has been made on the engineering of such an engine.  The technology is non-polluting and entirely “green,” and Management believes, based on its knowledge of the industry, is arguably superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates at lower temperature ranges and heat flow volume than any others in the market.  The engines in this configuration promise to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies.  Although the engine is readily built to order of common parts and components, a material investment may be required by the Company.  The Company has not yet generated any revenues through this business component.

The third business component is focused on generating fees and financial participations from assisting in the funding of infrastructure projects, arranging leasing and other financing arrangements for engines, and participations in power purchase agreements from developed projects.  The Company has the capability of arranging very favorable financing for projects involving non-profits.  The Company has not yet generated any revenues through this business component.

The Company’s primary markets are (i) large domestic non-profit institutions and organizations, particularly where electricity rates are high, and currently localized in the Northeast; (ii) the waste-heat-to-energy and geothermal marketplace primarily in the Western Hemisphere, typically power generation; and (iii) the independent power producer market, primarily domestic but extending through the Western Hemisphere.  All of these markets are large and multifaceted with no dominant customers.

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

Prior to the Merger, the Company was in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables.  The Company is no longer in this business.

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

(2)  Making strategic acquisitions and entering into strategic joint ventures in and around its core areas of expertise.  The first of these was in cleantech, described above.  Other potential acquisition or merger targets are continually under review.  They must meet rigorous financial and growth criteria, offer a strategic fit, and expand the market or competitive position of the Company. Targets include those in the clean water, bio incineration, waste heat recovery, and clean engine technologies.

(3)  Establishing and leveraging alliances, a number of which are established or in some level of development.  We also intend to source business by helping companies offer a uniquely competitive financing and development platform to existing and prospective non-profit clients such as universities, hospitals and municipalities.

For the most part, power technologies are well known and widely available.  The Company is focused on selecting the right technology or technologies for each project, and maintains a constant focus on both cost effectiveness for the client and financial returns to the Company.  To enhance its competitive position, however, the Company will focus on obtaining exclusive market positions and on enhancing its technological strengths.

Industry Overview

The general marketplace for the Company’s offerings is composed of large consumers and producers of power which have an interest in (a) reducing energy consumption, (b) reducing the cost of energy, (c) improving the environmental profile of their energy production, or (d) some combination of these.  The Company is engaged in this overall energy infrastructure industry at two separate points.  These sub-industries, or markets, are relatively distinct, albeit related, so each will be described separately.

One market is the component composed of consumers of large amounts of energy, including large hospitals, colleges and universities. These institutions often operate large, and frequently aging, centralized utility plant and infrastructure installations which provide heat (often steam), cooling (chilled water), and power to a sizeable campus of buildings. Energy infrastructure upgrades and improvements are often required to provide for expansion of campus facilities, replace aging equipment, and reduce the cost and or the amount of their energy consumption.  The Company, acting as the client’s representative, helps design and develop upgrades to or replacements of such facilities, and then oversees the implementation projects for these institutions. The Company may act as project developer or co-developer, and offers to arrange or assist in the project financing.  Projects are typically multi-year and often complex.

The other market is the waste-heat-to-energy industry.  The industry involves technologies for converting wasted heat or geothermal heat to power production.   One example is the enormous and largely unexploited low-grade geothermal market.  Vast geothermal resources are currently untapped because earlier technologies were incapable of converting low-grade heat and low volume heat flows into power, and the Company has a technology that can be utilized to convert this enormous natural resource into baseload power.

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

Employees

As of December 31, 2014, we had four full-time consultants as officers under consulting agreements with Tom Telegades, the president, CEO, and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer; and James Valentino, the non-executive Chairman; and no part-time employees.  See Item 11 “Executive Compensation” below.  Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients.  Their staffing levels vary depending on the number and size of infrastructure projects underway.  The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a headquarters office at 60 E. 42nd Street, 46th Floor, New York, NY 10165. The Company leases facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for a total at year end 2014 of approximately $3,700 a month.  No leases exceed one year in duration.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority.

Other Proceedings

In connection with a November 5, 2013, proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that each of Deluge, Inc. (“Deluge”) and Hydrotherm Power Corporation (“Hydrotherm”) were classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.  Neither the Company nor any of its officers or directors was named in the complaint brought by the ACC.

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

In performing due diligence in regard to the status of Deluge and Hydrotherm, the Company subsequently learned also that two United States patents that are owned by Hydrotherm and were licensed to the Company under the Contracts have been classified as expired due to Hydrotherm’s failure to pay maintenance fees thereon.  The Company has been informed by Deluge and Hydrotherm management that steps are being taken to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “CSEI”.  The Company changed its symbol from “RCVA” to “CSEI” in November 2013 as a result of the change of the Company’s business because of the Merger.  The Company’s common stock had been quoted on the OTC Markets under the symbol “RCVA” since October 2004.

During the last two years, our common stock has been very illiquid and rarely trades.  The last reported price as of December 31, 2014 was $0.05 per share.  Due to the low level of liquidity of our stock and infrequency of trades, the last reported price of our common stock is not reliable.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by OTC Markets:

Fiscal Year 2013	High	Low
First Quarter	$0.05	$0.004
Second Quarter	0.11	0.012
Third Quarter	0.10	0.05
Fourth Quarter	0.09	0.03

Fiscal Year 2014	High	Low
First Quarter	$0.07	$0.025
Second Quarter	0.09	0.04
Third Quarter	0.065	0.041
Fourth Quarter	0.06	0.004

Fiscal Year 2015	High	Low
First Quarter through March 27, 2015	$0.06	$0.023

Holders

As of December 31, 2014 we had 254 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2014. See “Executive Compensation-Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	N/A	17,100,000
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	17,100,000

(1) Our 2013 Equity Incentive Award Plan was adopted by our stockholders on or about July 12, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation (the “Company”) completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and the Company assumed the operations of each of these entities (the “Merger”).  Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables and its operations were spun off by the Company.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company is focused on managing energy infrastructure projects and developing applications for a licensed environmentally benign heat engine with particular focus on the geothermal and waste-heat-to-energy production markets.

Cornerstone was considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.  Accordingly, under the applicable accounting rules, the Company is reporting the financial results for Cornerstone through the closing of the Merger on May 15, 2013, and then the financial results of all of the entities that were combined as a result of the Merger from May 15, 2013 through the end of the December 31, 2014 period.

Results of Operations

Year ended December 31, 2014 as compared with December 31, 2013.

Revenue

During the year ended December 31, 2014, the Company had a net loss of $126,641 on revenues of $1,029,031, versus a net loss of $151,453 on revenue of $992,195 in the year ended December 31, 2013.  Net operations in 2014 remained at a loss as compared to last year due principally to the cost of renting additional space for client support activities and the cost of professional services required of a public reporting company.

Although revenues show improvement, the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2013 to 2014.  This gross profit for the year ended December 31, 2014 was approximately 14% of revenues, very close to the 15% for 2013.

The revenue increase for the year ended December 31, 2014, over the prior year was a consequence of growing business activity with clients.

Operating Expenses

Total operating expenses for the year ended December 31, 2014 were $1,155,672, versus $1,143,648 during the year ended December 31, 2013.  The 1% increase in operating expenses in 2014 as compared with 2013 is primarily due to two factors, the previously mentioned increase in share of revenues to subcontractors and increased cost of additional space and other client-related expenses such as insurance.

General and Administrative expenses for the year ended December 31, 2014 were $122,025, versus $48,652 during the year ended 2013.  The major part of this increase was additional rent and related expenses for space to support the Company’s project management activity.  Legal and other professional fees declined to $149,448 in 2014 from $252,266 in 2013 primarily due to the elimination of legal and related costs of the Merger in 2013.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2014, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2014, the Company had a working capital deficit of ($108,824) versus a working capital of deficit of ($157,244) as of year ended December 31, 2013.  Most of this change is due to a more rapid reduction in accounts payable than in amounts received and receivable from customers.

As of December 31, 2014, the Company had net cash of $49,169 as compared with $347,877 at December 31, 2013. At the end of 2014, net cash provided (used) by operating activities was ($411,787) as compared with $534,283 at December 31, 2013.  The decrease in net cash from operating activities was primarily due to the increase in accounts receivable and decrease in accounts payable and accrued expenses.  In addition, the increased revenues resulting from the growth in the business over that time were offset by increasing charges for client-related expenses.

At the end of 2014, there was $113,079 net cash provided (used) by financing activities versus ($243,750) during 2013.  This was primarily due to the sale of stock to an investor during 2014 which amounted to $100,000.

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

Income Taxes

The Company has paid modest projected income taxes to New York State and City, but does not expect any material income tax liability for the period ended December 31, 2014.

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

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the financial statements included in this report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Receivable Acquisition and Management Corporation

We have audited the accompanying balance sheet of Receivable Acquisition and Management Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O'Connor Davies

A Division of O'Connor Davies, LLP

New York, NY

March 30, 2015

Receivable Acquisition and Management Corporation

Balance Sheet

	December 31, 2014	December 31, 2013

ASSETS
Cash	$49,169	$347,877
Accounts receivable	402,639	203,445
Prepaid expenses and deposits	67,892	69,319
Total Current Assets	519,700	620,641

Intangible asset - license agreement	230,109	242,509

Total Assets	$749,809	$863,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$441,524	$573,052
Due to Licensor	187,000	187,000
Advances payable	0	17,833
Total Current Liabilities	628,524	777,885

Common stock, $0.001 par value: 325,000,000 shares authorized; 199,488,959 and 196,513,959 shares issued and outstanding at December 31, 2014 and 2013 respectively	199,489	196,514
Additional paid-in capital	256,237	96,550
Retained (deficit)	(334,441)	(207,800)
Total Stockholders’ Equity	121,285	85,264

Total Liabilities and Stockholders’ Equity	$749,809	$863,150

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

	Year Ended December 31
	2014	2013
INCOME
Project Management	$1,029,031	$992,195

EXPENSES
Consulting fees	884,199	842,730
General and Administrative	122,025	48,652
Legal and other professional fees	149,448	252,266

Total Operating Expenses	1,155,672	1,143,648

Net (Loss)	$(126,641)	$(151,453)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	197,767,874	188,904,750

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Years Ended December 31, 2013 and December 31, 2014

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity
Balance, December 31, 2012	-	$-	$-	$298,662	$298,662
Distributions	-	-	-	(243,484)	(243,484)
Shares issued in reverse merger acquisition on May 15, 2013	176,390,063	176,390	-	(92,351)	84,039
Reverse acquisition adjustment	19,173,896	19,174	-	(19,174)	-
Shares issued in exchange for consulting services	950,000	950	94,050	-	95,000
Net (Loss)	-	-	-	(151,453)	(151,453)
Contributed Capital	-	-	2,500	-	2,500
Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	$85,264
Shares issued to investor	2,000,000	2,000	98,000		100,000
Shares issued in exchange for services	975,000	975	30,775	-	31,750
Net (Loss)	-	-	-	(126,641)	(126,641)
Contributed Capital	-	-	30,912	-	30,912
Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	121,285

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

	Year Ended December 31
	2014	2013

NET (LOSS)	$(126,641)	$(151,453)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Shares issued for services	31,750	47,500
Amortization - license agreement	12,400	6,200
Changes in Assets and Liabilities, net of reverse merger
Accounts receivable	(199,194)	209,292
Accounts payable and accrued expenses	(131,529)	457,563
Prepaid expenses	1,427	(21,819)
License agreement payments	-	(13,000)

Total Adjustments	(285,146)	685,736

Net Cash Provided (Used) by Operating Activities	(411,787)	534,283

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from reverse merger acquisition	-	53,929

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(243,484)
Advances payable	12,250	(2,766)
Contributed capital	100,829	2,500
Net Cash Provided (Used) by Financing Activities	113,079	(243,750)

Net increase (decrease) in cash	(298,708)	344,462

Cash, beginning of year	347,877	3,415

Cash, end of year	$49,169	$347,877

Non Cash Investing Activity
Advances payable converted to equity	30,083	-
Shares issued for license agreement	-	48,709
	30,083	48,709

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

Sustainable Energy LLC (“Sustainable LLC”) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (“Sustainable”). At the time, Sustainable LLC had only agreements with a third party involving manufacturing and licensing, and limited asset, liabilities and operations.

Cornerstone Program Advisors LLC, (“Cornerstone”) is a Delaware limited liability company formed on January 5, 2009. The Company is an energy infrastructure project management company focused on healthcare and higher learning institutions.

On March 29, 2013, RAMCO entered into a definitive reverse Merger Agreement with Cornerstone and Sustainable. Under the terms of the Merger Agreement, RAMCO entered into a voluntary share exchange transaction with Cornerstone and Sustainable whereby approximately 176,400,000 shares of RAMCO’s common stock, representing approximately 90% of all issued and outstanding shares, were issued to the members and shareholders of the Cornerstone and Sustainable and in exchange, RAMCO acquired all of the membership interests in the Cornerstone and all the issued and outstanding shares of Sustainable. At the closing of the Merger on May 15, 2013, the management of Sustainable assumed control of the RAMCO’s operations.

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include valuation of shares issued for services, recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of the License Agreement. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligation and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2014, no allowance for doubtful accounts had been provided.

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

License Agreement

The cost of the License Agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The License Agreement is reflected in the accompanying December 31, 2014 balance sheet net of accumulated amortization of $18,600.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2011 - 2013).

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $776,262 and $783,374 for the years ended December 31, 2014 and 2013, respectively.  Amounts payable to these entities amounted to $333,338 and $421,444 at December 31, 2014 and 2013, respectively.

Advances Payable

Advances payable were due to officers of the Company with no specified repayment terms, and were cleared during the year by contributions of capital by these officers.

Prepaid Expenses

Amounts have been advanced to a consultant, who is also a stockholder and officer of the Company, for work committed to be performed in future periods under a contract with that consultant.  The advances in 2014 totaled $17,500 and in 2013 totaled $19,600.  These amounts are to be deducted from the amounts to be paid in the future under those contracts.

4. License Agreement

On November 15, 2012, Sustainable LLC entered into a renewable 20-year engine technology License Agreement with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the License Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

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

In addition, during the year ended December 31, 2013, the Company made payments of $13,000 that were applied against the initial $200,000 due under the terms of the License Agreement.

In connection with a November 5, 2013, proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that the Licensor had been classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.  Neither the Company nor any of its officers or directors was named in the complaint brought by the ACC.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

4. License Agreement (continued)

In performing due diligence in regard to the status of the Licensor, the Company subsequently learned also that two United States patents that were licensed to the Company under the License Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  The Company has been informed by Deluge and Hydrotherm management that steps are being taken to have the corporate charters of each, as well as the patents, reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

Since the Company learned about the ACC proceeding and the classification as expired of certain patents in connection with the License Agreement, it has suspended payments under the License Agreement pending the resolution of this matter.

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

The accompanying December 31, 2014 balance sheet presents the carrying value of the license fee at $230,109, consisting of the $200,000 required payments due under the License Agreement and $48,709, representing the fair value of shares issued to the Licensor, net of $18,600 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 63.7% and 36.3% during the year ended December 31, 2014, and two customers accounted for the same 63.7% and 36.3% during the year ended December 31, 2013, respectively, of total project management income.

These two customers accounted for 51.6% and 48.4% of total accounts receivable at December 31, 2014 and for 77.9% and 22.1%, respectively, at December 31, 2013.

6. Stock Issuance

In July 2013, the Company issued 950,000 shares of common stock to a public relations consultant as compensation for services rendered and to be rendered.  Additional shares were authorized in December 2013 for issuance to various parties for services rendered.  The Company issued 975,000 shares of Common Stock during the first quarter of 2014, valued at $31,750, for professional services, and issued 2,000,000 shares, at market price, to a single investor during the third quarter of 2014 for a cash investment of $100,000 in the Company.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2014

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014.  The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves on a full-time basis as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2014.  The agreement specifies that Mr. Baker shall be paid annual compensation of up to $150,000 for his services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

For 2014 and 2013, no amounts were paid to these officers nor did any amounts accrue.

8.  Income Taxes

There was no provision for income tax for the years ended December 31, 2014 and 2013.  The Company files a consolidated federal income tax return.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material.  There were approximately $800,000 in net operating loss carryforwards at December 31, 2014, and approximately $671,000 for 2013, representing a potential deferred tax asset.  The deferred tax asset amounted to approximately $270,000 and $228,000 at December 31, 2014 and 2013, respectively.  For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382.  Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

9.  Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act””), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2014 to ensure that:

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

Management has used the 2013 framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2014 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters.  At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases.  Additionally, we recently retained an outside consultant firm to assist in the financial reporting process.  We therefore conclude that our internal controls over financial reporting were effective as of and for the year ended December 31, 2014. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

(c) Changes in Internal Control over Financial Reporting

Except for the retention of an outside consultant firm to assist in the financial reporting process, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2014 and none during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Our current directors, officers and managers are listed below. Each of our managers will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	59	Director, President, CEO and Interim CFO
James Valentino	72	Chairman of the Board of Directors
Peter Fazio	62	Director and COO
Wallace Baker	67	Director, Secretary and Chief Administrative Officer

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

WALLACE BAKER has served in the capacity of Chief Administrative Officer and Secretary since May 2013.  He spent most of his career in the financial services industry as an executive focused largely on corporate finance, financial modeling, controls and performance measurement, as well as corporate planning and strategy.  Mr. Baker was a founder of MetLife Trust Company and served on its Board of Directors, and subsequently became involved as a founder, early backer and/or principal in a number of emerging private companies. Mr. Baker has an undergraduate degree in Economics from Brown University, and an MBA in Finance from New York University.  He was elected corporate Secretary in December 2013.

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

All of the current directors and officers were appointed in connection with the Company’s merger (the “Merger”), and pursuant to the Merger Agreement, dated March 29, 2013 (the “Merger Agreement”), by and among the Company, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc. a Delaware corporation (“Sustainable”), which was completed on May 15, 2013 (the “Closing”).  Pursuant to the terms of the Merger Agreement, the Company adopted the operations of each of Cornerstone and Sustainable, and the officers and directors of the Company prior to the Closing, other than Max Khan, resigned.  Furthermore, Thomas Telegades was appointed the chief executive officer, Peter Fazio was appointed the chief operating officer, Wallace Baker was subsequently appointed Chief Administrative Officer and Secretary, and the members of the board were chosen by Cornerstone and Sustainable.  Mr. Khan subsequently resigned from the board, effective June 26, 2014.

Code of Ethics

As of December 31, 2014, the Company has not adopted a Code of Ethics.

Corporate Governance

The business and affairs of the Company are managed under the direction of our board.  The current members of the board have conducted meetings as needed since the Closing of the Merger.  Each of our directors has attended all meetings either in person or via telephone conference.

Board Leadership Structure and Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The board of directors focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

The Company does not have an audit committee, compensation committee or nominating committee.  The board of directors is responsible for all aspects of governance of the Company, including functions that would be delegated to such committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2014 and 2013 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, President, Chief Executive Officer, Interim Chief Financial Officer (since May 15, 2013)	2014	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2014	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2014	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Chief Administrative Officer	2014	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Max Khan, Chief Executive Officer (through May 15, 2013)	2014	-0-	-0-	[note 2]	-0-	-0-	-0-	-0-	11,250
	2013	-0-	-0-	[note 2]	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Year-End

[1]

Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page. For 2014, all of the Company’s officers waived any compensation owed to them under their consulting agreements. No amounts were paid to these officers nor did any amounts accrue.

[2]

At the December 5, 2013, meeting, the Board authorized a grant to Max Khan, a director and former chief executive officer of the Company, of 375,000 shares of restricted Common Stock of the Company as compensation for services that Mr. Khan previously provided to the Company as chief executive officer before the Closing of the Merger on May 15, 2013.  The shares were distributed in 2014.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2014.

Benefit Plans

In 2013, the Board adopted and received consent of majority of shareholders for the Company’s 2013 Equity Incentive Award Plan (the “2013 Plan”) and the reservation of an aggregate of 3,000,000 shares of the Company’s common stock for issuance pursuant to the 2013 Plan. The 2013 Plan, approved by our stockholders, replaces the Company’s last stock option plan, which was adopted in April 2004, and will be used to help attract, retain and motivate employees, consultants and directors.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2014.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Consulting Agreements

The Company entered into an agreement in 2013 with Thomas Telegades, the President, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Telegades shall be paid an annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

The Company entered into an agreement in 2013 with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014.  The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves on a full-time basis as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2014.  The agreement specifies that Mr. Baker shall be paid annual compensation of up to $150,000 for his services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

For 2014 and 2013, no amounts were paid to these officers nor did any amounts accrue.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 31, 2015, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of March 30, 2015 there were 199,488,959 shares of common stock outstanding.

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

NAME AND ADDRESS (1) BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	33,900,231	(3)	17.0%
Peter Fazio	34,444,353	(4)	17.3%
James Valentino	29,326,269	(5)	14.6%
Wallace Baker	29,456,540	(6)	14.8%
All Directors and Officers as a group	127,127,393		63.7%

Stanley and Laurie Altschuler, Joint Owners	10,583,404	(7)	5.4%
Max Khan	18,355,000	(8)	9.2%

(1) Except as otherwise set forth below, the address of each of the persons listed below is c/o Receivable Acquisition & Management Corporation, 60 E. 42nd Street, 46th Floor, New York, New York 10165.

(2) Based on 199,488,959 shares of Common Stock as of March 30, 2015.

(3) These shares are owned by Semper Fi Energy Holdings, LLC of which Mr. Telegades is a control person.  Does not include 8,757,827 shares owned by Cornerstone Program Advisors Ltd, an entity owned by Mr. Telegades’ wife.

(4) Consists entirely of Common Stock held by Mosalu Family Trust of which Mr. Fazio is a control person.  Mr. Fazio may be deemed to be the beneficial owner of the Common Stock held by the Mosalu Family Trust.

(5)  Includes 28,826,269 shares of Common Stock held by Gramercy Ventures, LLC, of which Mr. Valentino is the manager. Mr. Valentino disclaims beneficial interest of the shares owned by Gramercy Ventures, LLC.   Also includes 500,000 shares of Common Stock held in an IRA owned by Mr. Valentino.

(6) Consists entirely of Common Stock held by Wentworth Dukeshire Trust.  Mr. Baker disclaims beneficial ownership of such shares, as he does not control the power to vote or dispose of these shares controlled by independent trustees.

(7) The address of Stanley and Laurie Altschuler is 575 Lexington Avenue, 4th Floor, New York, New York 10022.

(8) Includes 160,000 shares of Common Stock of which Mr. Khan is legal Custodian and of which Mr. Khan may be deemed to be the beneficial owner.  Mr. Khan was the chief executive officer of the Company until May 15, 2013 and was on the board of directors of the Company until June 26, 2014. The address of Mr. Khan is 732 Pembroke Way, Ridgefield, NJ 07657.

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2014, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable an aggregate of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.  All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2014 consists of the Consideration Shares that they received in connection with the Merger.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2014, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

At its December 5, 2013, meeting, the Board authorized a grant to Max Khan, a former director and chief executive officer of the Company, of 375,000 shares of restricted Common Stock of the Company as compensation for services that Mr. Khan previously provided to the Company as chief executive officer before the Closing of the Merger on May 15, 2013.

In 2014, the Company paid $100,741 to Cornerstone Program Advisors Ltd for various consulting services.  Cornerstone Program Advisors Ltd provided such services to the Company in 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone.  As noted above, Cornerstone Program Advisors Ltd is wholly owned by Thomas Telegades’ wife.  Mr. Telegades is the Chief Executive Officer of the Company.

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

We have no independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, a Division of O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2014 and December 31, 2013 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2014	PKF O’Connor Davies December, 2013
Audit Fees	$35,000	$27,250
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$35,000	$27,250

Audit Fees for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

4.1	2013 Equity Incentive Award Plan (3)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*Filed herewith

(1)	Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on April 4, 2013.
(2)	Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on May 21, 2013.
(3)	Filed as an Exhibit to the Registration Statement on Form S-8, filed with the SEC on July 15, 2013.
(4)	Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on May 7, 2014.
(5)	Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on July 2, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Dated: March 30, 2015	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 30, 2015
Thomas Telegades

/s/ James Valentino	Chairman of the Board of Directors	March 30, 2015
James Valentino

/s/ Peter Fazio	Director	March 30, 2015
Peter Fazio

/s/ Wallace Baker*	Director and Secretary	March 30, 2015
Wallace Baker

* By: /s/ Thomas Telegades	Attorney-In-Fact	March 30, 2015
Thomas Telegades