Form 10-Q
period 2015-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2015-05-20
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 18, 2015, there were 200,012,159 shares of the registrant’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corporation

Financial Statements

For the Three Months Ended

March 31, 2015

Receivable Acquisition and Management Corporation

Balance Sheet

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$114,537	$49,169
Accounts receivable	298,296	402,639
Prepaid expenses and deposits	73,736	67,892
Total Current Assets	486,569	519,700

Intangible asset - license agreement	227,009	230,109

Total Assets	$713,578	$749,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$397,513	$441,524
Due to Licensor	187,000	187,000
Total Liabilities	584,513	628,524

Common stock, $0.001 par value: 325,000,000 shares authorized; 199,488,959 shares issued and outstanding at March 31, 2015 and December 31, 2014	199,489	199,489
Additional paid-in capital	256,237	256,237
Retained earnings (deficit)	(326,661)	(334,441)
Total Stockholders’ Equity	129,065	121,285

Total Liabilities and Stockholders’ Equity	$713,578	$749,809

See notes to financial statements.

Receivable Acquisition and Management Corporation

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2015	2014
INCOME
Project Management	$265,711	247,609

Total Income	265,711	247,609

EXPENSES
Consulting fees	204,793	206,121
General and Administrative	30,658	35,969
Legal and other professional fees	22,480	67,533

Total Expenses	257,931	309,624

Net Income (Loss)	$7,780	$(62,015)

Net Income (Loss) per Common Share	$0.00	$(0.00)

Weighted Average Common Shares Outstanding	199,488,959	196,889,849

See notes to financial statements.

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	$121,285
Net Income (Loss)	-	-	-	7,780	7,780
Balance, March 31, 2015	199,488,959	$199,489	$256,237	$(326,661)	$129,065

See notes to financial statements.

Receivable Acquisition and Management Corporation

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2015	2014

NET INCOME (LOSS)	$7,780	$(62,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for legal and consulting services	-	31,750
Amortization - license agreement	3,100	3,100
Changes in Assets and Liabilities
Accounts receivable	104,342	(117,085)
Accounts payable and accrued expenses	(44,010)	(203,076)
Prepaid expenses	(5,845)	13,910

Total Adjustments	57,587	(271,401)

Net Cash Provided (Used) by Operating Activities	65,367	(333,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances payable	-	2,250
Net Cash Provided (Used) by Financing Activities	-	2,250

Net increase (decrease) in cash	65,367	(331,166)

Cash, beginning of period	49,169	347,877

Cash, end of period	$114,537	$16,711

See notes to financial statements.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2015

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and subsequently ran off existing portfolios.

Sustainable Energy LLC (“Sustainable LLC”) is a New York Limited Liability Company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (“Sustainable”). At the time, Sustainable LLC had a license agreement with a third party involving manufacturing and licensing, and limited assets, liabilities and operations.

Cornerstone Program Advisors LLC, (“Cornerstone”) is a Delaware limited liability company formed on January 5, 2009. Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.

The Company has adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy.

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include valuation of shares issued for services, recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts and the valuation of the License Agreement.  Actual results could differ from those estimates.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2014 filed on March 30, 2015. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2015

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At March 31, 2015, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the License Agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The License Agreement is reflected in the accompanying March 31, 2015 balance sheet net of accumulated amortization of $21,700.

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

March 31, 2015

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

The Company issued a total of 523,100 shares of common stock in April, 2015, of which 423,100 shares were used to acquire specialized equipment for testing and demonstration purposes, and the remainder were issued to an individual investor in return for a capital infusion.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2015

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $183,053 and $206,121 for the three months ended March 31, 2015 and 2014, respectively.

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

The exclusive market rights of the License Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable LLC representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger, the Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the License Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

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

In performing due diligence in regard to the status of the Licensor, the Company subsequently learned also that two United States patents that were licensed to the Company under the License Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon. The Company has been informed by Deluge and Hydrotherm management that steps are being taken to have the corporate charters of each reinstated and confirmed that Licensor is taking steps to have the patents reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2015

4. License Agreement (continued)

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

The accompanying March 31, 2015, balance sheet presents the carrying value of the license fee at $227,009, consisting of the $200,000 required payments under the License Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $21,700 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 66.1% and 33.9%, respectively, during the three months ended March 31, 2015, and two customers accounted for 60.9% and 39.1%, respectively, of total project management income during the three months ended March 31, 2014.

Two customers accounted for 84.9% and 15.1%, respectively, of total accounts receivable at March 31, 2015 and for 65.1% and 34.9%, respectively, at March 31, 2014.

6. Stock Issuance

There was no stock issued in the first quarter of 2015.

* * * * *

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2014, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

During the three month period ended March 31, 2015, the Company had net income of $7,780 on revenues of $265,711, versus a net (loss) of ($62,015) on revenue of $247,609, in the three month period ended March 31, 2014.   The first three month period in 2015 was profitable as compared to a loss in the corresponding period last year due, primarily, to a reduction in expenses incurred for professional services.

Revenue

Total revenues the three month period ended March 31, 2015 were $265,711, versus $247,609 during the three month period ended March 31, 2014. Revenues improved by $18,102 compared to the corresponding period in 2014, and the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has also improved from 2014 to 2015.  This gross profit for the three month period ended March 31, 2015, was 21% of revenues, up from 17% for the corresponding period in 2014.  This is due to a minor change in client billing rates and a change in the payment arrangements with certain subcontractors.

The revenue increase for the three month period ended March 31, 2015, over the corresponding period from 2014 is primarily a result of growing business activity with existing clients.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2015 were $257,931, versus $309,624 during the three month period ended March 31, 2014.  The decrease in operating expenses in the three month period in 2015, against the corresponding period in 2014, is primarily due to controlling the costs of professional fees and other associated expenses.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended March 31, 2015, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2015, the Company had a working capital deficit of ($97,944) versus a working capital deficit of ($108,824) as of the year ended December 31, 2014.   This change is primarily due to the improvement in the Company’s gross profit and efforts at controlling professional fees.

At the end of period ended March 31, 2015, the Company had net cash of $114,537 versus $49,169 at December 31, 2014. For the three months ended March 31, 2015, net cash provided by operating activities was $65,367 versus ($333,416) net cash used by operating activities for the three months ended March 31, 2014.  The increase in net cash from operating activities was primarily due to collection of receivables.

During the three months ended March 31, 2015, there was no net cash provided by financing activities versus $2,250 provided during the three months ended March 31, 2014.

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

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2015, and does not expect any material income tax liability for the period.

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

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. He has concluded that, as of March 31, 2015, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for the period ended December 31, 2014, for which no changes have been made.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase *
101.DEF	XBRL Taxonomy Definition Linkbase *
101.LAB	XBRL Taxonomy Label Linkbase *
101.PRE	XBRL Taxonomy Presentation Linkbase *

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: May 19, 2015	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)