Form 10-Q
period 2015-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2015-08-05
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

____________

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

As of August 4, 2015, there were 200,512,159 shares of the registrant’s common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Six Months Ended

June 30, 2015

Receivable Acquisition and Management Corp.

Balance Sheet

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$142,929	$49,169
Accounts receivable	253,682	402,639
Prepaid expenses and deposits	85,032	67,892
Total Current Assets	481,643	519,700

Intangible asset - license agreement	223,909	230,109

Fixed asset - engines	20,102	0

Total Assets	$725,654	$749,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$392,243	$441,524
Due to Licensor	187,000	187,000
Total Liabilities	579,243	628,524

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,012,159 shares issued and outstanding at June 30, 2015	200,012	199,489
Additional paid-in capital	281,874	256,237
Retained earnings (deficit)	(335,475)	(334,441)
Total Stockholders’ Equity	146,411	121,285

Total Liabilities and Stockholders’ Equity	$725,654	$749,809

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
INCOME
Project Management	$292,426	$270,217	$558,137	$517,827

Total Income	292,426	270,217	558,137	517,827

EXPENSES
Consulting fees	252,377	227,431	457,170	433,553
General and Administrative	34,210	28,822	64,868	64,791
Legal and other professional fees	14,652	54,587	37,133	122,121

Total Expenses	301,239	310,840	559,171	620,465

Net Income (Loss)	$(8,813)	$(40,623)	$(1,034)	$(102,637)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	199,964,799	196,889,849	199,726,879	197,188,069

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	$121,285
Shares issued	523,200	523	25,637	-	26,160
Net Income (Loss)	-	-	-	(1,034)	(1,034)
Balance, June 30, 2015	200,012,159	$200,012	$281,874	$(335,475)	$146,411

See notes to financial statements

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2015	2014

NET INCOME (LOSS)	$(1,034)	$(102,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Shares issued for legal and consulting services	-	31,750
Depreciation and amortization	7,258	6,200
Changes in Assets and Liabilities
Accounts receivable	148,957	(116,333)
Accounts payable and accrued expenses	(49,281)	(171,002)
Prepaid expenses and deposits	(17,140)	(719)
Total Adjustments	89,794	(250,105)

Net Cash Provided (Used) by Operating Activities	88,760	(352,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	5,000	-
Advances payable	-	12,250
Net Cash Provided (Used) by Financing Activities	5,000	12,250

Net increase (decrease) in cash	93,760	(340,492)

Cash, beginning of period	49,169	347,877

Cash, end of period	$142,929	$7,385

Non Cash Investing and Financing Activity
Shares Issued for purchase of engines	21,160	-
Advances payable converted to equity	-	30,083

See notes to financial statements

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 1.  Organization and Nature of Business

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

As a result of a reverse merger acquisition between the Company, Cornerstone, and Sustainable during 2013, the Company adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy.

Note 2.  Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of the License Agreement. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligations and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 2.  Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2015, no allowance for doubtful accounts has been provided.

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

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying June 30, 2015 balance sheet net of accumulated amortization of $24,800.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 2.  Significant Accounting Policies (continued)

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2011 - 2014).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

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

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 3.  Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $368,233 and $421,723 for the six months ended June 30, 2015 and 2014, respectively.

Advances Payable

The Advances Payable cash flows in 2014 resulted from funds earlier advanced to the Company by officers of the Company in order to pay certain bills, and from Company expenses earlier paid by these officers on the Company's behalf for which they would ordinarily be reimbursed, all with no specified terms for repayment by the Company.  All of these amounts were then deemed by the officers as contributions of capital, so the payables were extinguished.

Note 4.  License Agreement

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

The exclusive market rights portion of the Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable, LLC retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger, the Company, after acquiring 100% ownership interest in Sustainable, LLC issued 2,435,430 shares to the Licensor which represents a small minority position in the Company as required under the terms of the Agreement.  At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

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

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 4.  License Agreement (continued)

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect. The Company has confirmed that Licensor is taking steps to have the corporate charters of each corporation reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Pursuant to the Agreement, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Agreement and is not relying on the remaining U.S. patent classified as expired to be reinstated in order to maintain the ability and knowhow to use such technology.  To the Company’s best knowledge at the current time, the international patent rights remain intact.  However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying June 30, 2015, balance sheet presents the carrying value of the license fee at $223,909, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $24,800 in accumulated amortization. In addition, the accompanying balance sheet reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Note 5.  Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 69.1% and 30.9%, respectively, of total project management income during the six months ended June 30, 2015, and two customers accounted for 62.6% and 37.4%, respectively, during the six months ended June 30, 2014.

Two customers accounted for 58.6% and 41.4%, respectively, of total accounts receivable at June 30, 2015, and for 74.4% and 25.6%, respectively, at June 30, 2014.

Note 6.  Stock Issuance

In April 2015, the Company issued 423,200 shares of common stock valued at $0.05 per share to acquire engines, manufactured under the patents licensed to the Company under the Agreement, together with related specialized equipment for testing and demonstration purposes.

In April 2015, the Company issued 100,000 shares of common stock to an individual investor in return for a capital infusion of $5,000 at $0.05 per share.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Note 7.  Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

In July 2015, the Company issued a total of 500,000 shares of common stock valued at $0.05 per share to an individual investor in return for a capital infusion of $12,500 and the use of temporary special purpose demonstration space for the Company.

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

Results of Operations

During the three and six month periods ended June 30, 2015, the Company had a net (loss) of ($8,813) and ($1,034), respectively, on revenues of $292,426 and $558,137, respectively, versus a net (loss) of ($40,623) and ($102,637) on revenues of $270,217 and $517,827, in the three and six month periods ended June 30, 2014.  Net losses in the most recent three and six month periods in 2015 are substantially reduced as compared to the corresponding periods last year due, in large part, to a reduction in the cost of professional services, particularly those associated with the activities required of a public company.

Revenue

Revenues from the Company’s two customers show improvement, and the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has remained steady from 2014 to 2015.  This gross profit for the six month period ended June 30, 2015, was 17% of revenues, relatively unchanged from 16% for the corresponding period in 2014.

The revenue increase for the three and six month periods ended June 30, 2015, over the corresponding periods from 2014 is a consequence of growing business activity with clients.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2015 were $559,171, versus $620,465 during the six month period ended June 30, 2014.  The 10% decrease in operating expenses in the six month period in 2015, against the corresponding period in 2014, is primarily due to a reduction in the costs of professional fees.  Although total operating expenses decreased, the portion of expenses attributable to consulting contractors continued to increase in line with revenues.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2015, the Company was using six to seven such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2015, the Company had a working capital deficit of ($97,600) versus a working capital deficit of ($108,824) as of the year ended December 31, 2014.  The change was not significant, as working capital is strongly influenced by the timing of receipts and contractor payments.

For the period ended June 30, 2015, the Company had net cash of $142,929 versus $49,169 at December 31, 2014.  For the six months ended June 30, 2015, net cash provided by operating activities was $88,760 versus net cash (used) by operating activities of ($352,742) for the six months ended June 30, 2014.  The improvement in net cash from operating activities was primarily due to the decrease in accounts receivable, and a significant decline in the net loss for the period.

For the six months ended June 30, 2015, there was $5,000 net cash provided by financing activities versus $12,250 during the six months ended June 30, 2014.  The net cash provided in the period was from stock issued to an investor.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2015, and does not expect any material income tax liability for the period.  Income and related taxes for 2014 paid in the quarter ended June 30, 2015, totaled $2,190.

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

As previously disclosed by the Company, and as discussed in Note 4 to the Financial Statements herein, the Company learned that the Licensor was administratively dissolved for failure to pay franchise taxes, and that the Licensor’s two U.S. patents in connection with the License Agreement expired.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.  The Licensor is taking steps to cure the remaining defects but may not be successful.  At this time, the Company has not changed its classification of its contractual obligations under the License Agreement as a result of the aforementioned development.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. He has concluded that, as of June 30, 2015, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2014 from which there have been no material changes.

Item 1A. Risk Factors.

The Issuer is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

In April 2015, the Company issued 100,000 shares of Common Stock to an individual investor for an aggregate purchase price of $5,000.  The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: August 5, 2015	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)