Form 10-Q
period 2015-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2015-11-10
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

___________

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

As of November 9, 2015, there were 200,512,159 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corp.

Financial Statements

For the Nine Months Ended

September 30, 2015

Receivable Acquisition and Management Corp.

Balance Sheet

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$110,937	$49,169
Accounts receivable	329,389	402,639
Prepaid expenses and deposits	99,420	67,892
Total Current Assets	539,746	519,700

Intangible asset - license agreement	220,809	230,109

Fixed asset - engines	19,044	0

Total Assets	$779,599	$749,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$445,430	$441,524
Due to Licensor	187,000	187,000
Total Liabilities	632,430	628,524

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,512,159 shares issued and outstanding at September 30, 2015	200,512	199,489
Additional paid-in capital	306,374	256,237
Retained earnings (deficit)	(359,717)	(334,441)
Total Stockholders’ Equity	147,169	121,285

Total Liabilities and Stockholders’ Equity	$779,599	$749,809

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
INCOME
Project Management	$316,444	$254,946	$874,581	$772,773
Other	-	-	-	-

Total Income	316,444	254,946	874,581	772,773

EXPENSES
Consulting fees	261,428	191,682	718,599	625,235
General and Administrative	55,746	27,797	120,614	92,588
Legal and other professional fees	23,512	16,952	60,645	139,073

Total Expenses	340,687	236,431	899,857	856,896

Net Income (Loss)	$(24,243)	$18,515	$(25,276)	$(84,123)

Net Income (Loss) per Common Share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,430,637	197,488,959	199,964,915	197,289,094

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	$121,285
Shares issued	1,023,200	1,023	50,137	-	51,160
Net Income (Loss)	-	-	-	(25,276)	(25,276)
Balance, September 30, 2015	200,512,159	$200,512	$306,374	$(359,717)	$147,169

See notes to financial statements.

Receivable Acquisition and Management Corp.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2015	2014

NET INCOME (LOSS)	$(25,276)	$(84,123)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Shares issued for legal and consulting services	-	31,750
Depreciation and amortization	11,416	9,300
Changes in Assets and Liabilities
Accounts receivable	73,250	(100,429)
Accounts payable and accrued expenses	3,907	(185,568)
Prepaid expenses and deposits	(19,028)	(886)
Total Adjustments	57,044	(245,883)

Net Cash Provided (Used) by Operating Activities	44,268	(329,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued/member capital contributions	17,500	100,829
Advances payable	-	12,250
Net Cash Provided (Used) by Financing Activities	17,500	113,079

Net increase (decrease) in cash	61,768	(216,877)

Cash, beginning of period	49,169	347,877

Cash, end of period	$110,937	$131,000

Non Cash Investing and Financing Activity
Shares Issued for purchase of engines	21,160	-
Shares Issued for rental space	12,500	-
Advances payable converted to equity	-	30,083

See notes to financial statements.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2015

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2014.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2015, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying September 30, 2015 balance sheet net of accumulated amortization of $27,900.

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Receivable Acquisition and Management Corp.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $547,371 and $583,977 for the nine months ended September 30, 2015 and 2014, respectively.

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

September 30, 2015

(Unaudited)

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

The accompanying September 30, 2015, balance sheet presents the carrying value of the license fee at $220,809, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $27,900 in accumulated amortization. In addition, the accompanying balance sheet reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 69.1% and 30.9%, respectively, of total project management income during the nine months ended September 30, 2015, and two customers accounted for 63.3% and 36.7%, respectively, during the nine months ended September 30, 2014.

Two customers accounted for 50.1% and 49.9%, respectively, of total accounts receivable at September 30, 2015, and for 65.4% and 34.6%, respectively, at September 30, 2014.

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

September 30, 2015

(Unaudited)

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

Results of Operations

During the three and nine month periods ended September 30, 2015, the Company had net (losses) of $(24,243) and ($25,276) on revenues of $316,444 and $874,581, respectively, versus net income (losses) of $18,515 and ($84,123) on revenues of $254,946 and $772,773, respectively, in the three and nine month periods ended September 30, 2014.  The results in the third fiscal quarter of 2015 turned to a loss as compared to a profit in the corresponding period last year due, in large part, to increased spending on consulting contractors, and to a lesser degree on increased spending on the testing and development of the Company’s engine technology and related expenses.

Revenue

In the nine month period ended September 30, 2015, revenues showed a 13% improvement over the corresponding period in 2014.  The revenue increase for the period is a consequence of growing business activity with existing clients.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2015 were $340,687 and $899,857, respectively, versus $236,431 and $856,896, respectively, during the three and nine month periods ended September 30, 2014.  The increase in operating expenses in the three month and nine month periods in 2015 against the corresponding periods in 2014 were the result of an increased emphasis on non-contractor third parties to do certain tasks on client projects despite an overall reduction in costs of professional fees.  Over the nine month period in 2015, the Company’s expenses for consulting contractors increased over the corresponding period in 2014 faster than the increase in revenues as new contractors were engaged to meet growing customer demands.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended September 30, 2015, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of September 30, 2015, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($92,684) versus a working capital deficit of ($108,824) as of year ended December 31, 2014.   This change is principally due to an increase in prepaid expenses.

As of September 30, 2015, the Company had net cash of $110,937 versus $49,169 at December 31, 2014. For the nine months ended September 30, 2015, net cash provided (used) by operating activities was $44,268 versus ($329,956) for the nine months ended September 30, 2014.  The change in net cash used by operating activities for the nine month period in 2014 to net cash provided by operating activities in the recent nine month period resulted largely from improved operating results and an improved current asset position.

For the nine month periods ended September 30, 2015 and September 30, 2014, no cash was expended by investing activities.

For the nine months ended September 30, 2015, there was $17,500 net cash provided by financing activities versus $113,079 net cash provided by financing activities during the nine months ended September 30, 2014.  The earlier period result was due primarily to a cash infusion by an investor, and the recent period result was principally due to cash infusions received from investors.

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

Income Taxes

The Company did not record any income tax provision for the three or nine month periods ended September 30, 2015, and does not expect any material income tax liability for the period.

Contractual Obligation

As previously disclosed and described in Note 4 to the financial statements, the Company has entered into a renewable 20-year Technology Agreement with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the Technology Agreement, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. He has concluded that, as of September 30, 2015, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

In July 2015, the Company issued 500,000 shares of common stock at a per share price of $0.05 to an individual investor in return for a capital infusion of $12,500 and the use of temporary special purpose demonstration space for the Company.  The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: November 10, 2015	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)