Form 10-K
period 2015-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2016-03-16
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was $4,555,298.

As of March 15, 2016, there were 200,512,159 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

ii

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

iii

PART I

ITEM 1. BUSINESS

We are a Delaware corporation whose principal office is located at 60 E. 42nd Street, 46th Floor, New York, NY. Unless the context otherwise requires, the terms “we”, “us”, “our”, or “the Company” as used herein refer to Receivable Acquisition & Management Corporation and our subsidiaries, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. (“Sustainable”). The Company does business as Cornerstone Sustainable Energy.

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a wide range of commercial customers and institutions such as hospitals and universities. The Company has begun to expand and transform its business to take advantage of opportunities in the alternative energy and clean energy arenas.

The Company has two major business components. The first business component is the management of infrastructure projects for commercial and institutional customers.  These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services. Generally, the Company acts as the representative of the customer in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the customer. The Company has competitors, some of which are very large and well-recognized, but, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position. The Company operates in this first business component under its subsidiary, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”), which it acquired in a merger on May 15, 2013 (the “Merger”). As part of this component, the Company offers to arrange leasing and other financing arrangements for projects and equipment, and participations in power purchase agreements from developed projects, for fees and financial participations. The Company has the capability of arranging very favorable financing for projects involving non-profits.

The second business component is the anticipated commercialization of engine technology which converts low-grade heat to mechanical energy. The Company is actively marketing the technology particularly for power generation. While the Company has not yet manufactured or deployed an engine specifically configured for power generation, significant progress has been made on the engineering of such an engine, and has existing engines it is using for testing and demonstration purposes. The technology is non-polluting and entirely “green,” and Management believes, based on its knowledge of the industry, is arguably superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates at lower temperature ranges and heat flow volume than any others in the market. The engines in this configuration promise to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies. Although the engine is readily built to order of common parts and components, a material investment may be required by the Company. The Company has not yet generated any revenues through this business component.

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

Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions. Sustainable is focused on the alternative energy business, with an emphasis on its licensed “green” engine technology.

Prior to 2013, the Company was in the business of acquiring and collecting portfolios of performing, sub-performing and non-performing consumer and commercial receivables. The Company is no longer in this business.

Strategy

The Company is pursuing 3 growth initiatives:

(1)  Acquiring and applying “cleantech solutions” - technology, equipment and methods to solve client needs and provide a competitive advantage, such as cleantech engine technology.  In the first such acquisition, the Company merged with the holder of manufacturing and sales rights for the engine technology described above. The Company has also finalized an exclusive manufacturing agreement for this engine with one of the country’s premier engineering and engine manufacturing companies.

(2)  Making strategic acquisitions and entering into strategic joint ventures in and around its core areas of expertise. The first of these was in cleantech, described directly above.  Other potential acquisition or merger targets are continually under review. They must meet rigorous financial and growth criteria, offer a strategic fit, and expand the market or competitive position of the Company. Targets include those in the clean water, bio incineration, waste heat recovery, and clean engine technologies.

(3)  Establishing and leveraging alliances, a number of which are established or in some level of development. We also intend to source business by helping companies offer a uniquely competitive financing and development platform to existing and prospective non-profit clients such as universities, hospitals and municipalities.

For the most part, power technologies are well known and widely available. The Company is focused on selecting the right technology or technologies for each project, and maintaining a constant focus on both cost effectiveness for the client and financial returns to the Company. To enhance its competitive position, however, the Company will focus on obtaining exclusive market positions and enhancing its technological strengths.

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

One market is the component composed of consumers of large amounts of energy, including large hospitals, colleges and universities. These institutions often operate large, and frequently aging, centralized utility plant and infrastructure installations which provide heat (typically steam), cooling (chilled water), and power to a sizeable campus of buildings. Energy infrastructure upgrades and improvements are often required to provide for expansion of campus facilities, replace aging equipment, and reduce the cost and/or the amount of their energy consumption. The Company, acting as the client’s representative, helps design and develop upgrades to or replacements of such facilities, and then oversees the implementation projects for these institutions. The Company may act as project developer or co-developer, and offers to arrange or assist in the project financing.  Projects are typically multi-year commitments and often complex.

The other market is the waste-heat-to-energy industry. The industry involves technologies for converting wasted heat or geothermal heat to power production. One example is the enormous and largely unexploited low-grade geothermal market. Vast geothermal resources are currently untapped because earlier technologies were incapable of converting low-grade heat and low volume heat flows into power. The Company has a technology that can be utilized to convert this enormous natural resource into baseload power.

This market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it. However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels. The geothermal market in the U.S. alone has approximately 3200MW of installed capacity. Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet not as low as those at which the Company’s technology can operate.

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

Employees

As of December 31, 2015, the Company had four full-time consultants as officers under consulting agreements with Tom Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer; and James Valentino, the non-executive Chairman; and no part-time employees. See Item 11 “Executive Compensation” below. Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients. Their staffing levels vary depending on the number and size of infrastructure projects underway. The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its headquarters office at 60 E. 42nd Street, 46th Floor, New York, NY 10165. The Company leases facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for a total at year end 2015 of approximately $4,600 a month. No leases exceed one year in duration.

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

On December 11, 2010, Sustainable Energy LLC, a New York limited liability company (“Sustainable LLC”), entered into an Original Equipment Manufacturer Supply and Marketing and Sales Agreement with Deluge, and on November 15, 2012, entered into an Engine Technology License Agreement (the “License Agreement”) with Deluge (the “Licensor”) and an Intellectual Property Owner Agreement with Hydrotherm (collectively the “Contracts”).  On May 15, 2013, Sustainable LLC assigned each of the Contracts to Sustainable, a wholly-owned subsidiary of the Company, which Deluge and Hydrotherm had consented to on May 11, 2013.

The License Agreement is a renewable 20-year agreement for an engine technology capable of converting low grade heat into other forms of energy. Under the terms of the Contracts, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.

In performing due diligence on Deluge and Hydrotherm, the Company subsequently also learned that two United States patents that are owned by Hydrotherm and were licensed to the Company under the Contracts had been classified as expired due to Hydrotherm’s failure to pay maintenance fees thereon. In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect. The Licensor is taking steps to cure the remaining defects but may not be successful.

Pursuant to the Contracts, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Contracts and is not relying solely on the patents in order to maintain the rights to use such technology. However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “CSEI”. The Company changed its symbol from “RCVA” to “CSEI” in November 2013 as a result of the change of the Company’s business because of the Merger. The Company’s common stock had been quoted on the OTC Markets under the symbol “RCVA” since October 2004.

During the last two years, our common stock has been very illiquid and rarely trades. The last reported price as of December 31, 2015 was $0.025 per share. Due to the low level of liquidity and infrequency of trades, the last reported price of our common stock is not reliable.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by OTC Markets:

Fiscal Year 2014	High	Low
First Quarter	$0.07	$0.025
Second Quarter	0.09	0.04
Third Quarter	0.065	0.041
Fourth Quarter	0.06	0.004

Fiscal Year 2015	High	Low
First Quarter	$0.06	$0.023
Second Quarter	0.085	0.031
Third Quarter	0.085	0.03
Fourth Quarter	0.06	0.025

Fiscal Year 2016	High	Low
First Quarter through March 14, 2016	$0.065	$0.020

Holders

As of March 14, 2016 there were 253 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

The Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2015. See “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation (the “Company”) completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and assumed the operations of each of these entities (the “Merger”). Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables and its operations were spun off by the Company.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace. Sustainable is in the business of developing, marketing, and implementing clean tech technologies. The Company is focused on managing energy infrastructure projects and developing applications for a licensed, environmentally benign heat engine with particular focus on the geothermal and waste-heat-to-energy production markets.

Cornerstone was considered to be the “acquiring entity” in the Merger strictly from an accounting perspective.

Results of Operations

Year ended December 31, 2015 as compared with December 31, 2014.

Revenue

During the year ended December 31, 2015, the Company had a net loss of $56,421 on revenues of $1,163,211, versus a net loss of $126,641 on revenue of $1,029,031 in the year ended December 31, 2014.  Net operations in 2015 remained at a loss consistent with last year due principally to the cost of renting additional space for client support activities and expenditures related to further developing the Company’s licensed technology.

Revenues show improvement, and the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2014 to 2015. This gross profit for the year ended December 31, 2015 was approximately 19% of revenues, an improvement over the 14% for 2014.

The revenue increase for the year ended December 31, 2015, over the prior year was a consequence of growing business activity with our two customers.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 were $1,219,632, versus $1,155,672 during the year ended December 31, 2014.  The 5.5% increase in operating expenses in 2015 as compared with 2014 is primarily due to an increase in the payments to subcontracted consultants related to the additional business activity.

General and Administrative expenses for the year ended December 31, 2015 were $156,999, versus $122,025 during the year ended 2014. The major part of this increase was an increase in expenditures related to further developing the Company’s licensed technology for converting heat to energy.  Legal and other professional fees declined to $78,303 in 2015 from $149,448 in 2014 as the Company focused on reining in non-operating expenses.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway. As of the year ended December 31, 2015, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2015, the Company had a working capital deficit of ($119,672) versus a working capital deficit of ($108,824) as of year ended December 31, 2014.  Most of this change is due to a reduction in accounts receivable.

As of December 31, 2015, the Company had net cash of $119,167 as compared with $49,169 at December 31, 2014. At the end of 2015, net cash provided (used) by operating activities was $52,498 as compared with $(411,787) at December 31, 2014.  The increase in net cash from operating activities was primarily due to a reduction in the net loss and decrease in accounts receivable.

At the end of 2015, there was $17,500 net cash provided by financing activities versus $113,079 during 2014.  This was primarily due to a moderate decline in the sales of stock to investors.

In December, the Company completed its activities at the customer accounting for the smaller portion of revenues.  Revenue from this source is suspended, and the activities of consultants on that project have likewise been suspended.  This marked the end of the planning phase of a major infrastructure project at that customer’s site.  An implementation phase is expected to begin in the near future, but no date has been set, and there is no assurance that the Company will be selected to manage that phase.

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

Income Taxes

The Company has paid modest income taxes to New Jersey, New York State and New York City, but does not expect any material income tax liability for the period ended December 31, 2015.

Contractual Obligation

Under the terms of the License Agreement described above, an upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the financial statements included in this annual report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Receivable Acquisition and Management Corporation

We have audited the accompanying balance sheet of Receivable Acquisition and Management Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF O'Connor Davies, LLP

New York, NY

March 16, 2016

Receivable Acquisition and Management Corporation

Balance Sheet

	December 31, 2015	December 31, 2014

ASSETS
Cash	$119,167	$49,169
Accounts receivable	320,937	402,639
Prepaid expenses and deposits	57,943	67,892
Total Current Assets	498,047	519,700

Fixed Assets - engines, net of accumulated depreciation	17,986	-

Intangible asset - license agreement	217,709	230,109

Total Assets	$733,742	$749,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$430,719	$441,524
Due to Licensor	187,000	187,000
Total Current Liabilities	617,719	628,524

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,512,159 and 199,488,959 shares issued and outstanding at December 31, 2015 and 2014 respectively	200,512	199,489
Additional paid-in capital	306,374	256,237
Retained (deficit)	(390,862)	(334,441)
Total Stockholders’ Equity	116,024	121,285

Total Liabilities and Stockholders’ Equity	$733,742	$749,809

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

	Year Ended December 31
	2015	2014
INCOME
Project Management	$1,163,211	$1,029,031

EXPENSES
Consulting fees	984,330	884,199
General and Administrative	156,999	122,025
Legal and other professional fees	78,303	149,448

Total Operating Expenses	1,219,632	1,155,672

Net (Loss)	$(56,421)	$(126,641)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,103,229	197,767,874

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Years Ended December 31, 2014 and December 31, 2015

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity
Balance, December 31, 2013	196,513,959	$196,514	$96,550	$(207,800)	$85,264
Shares issued to investor	2,000,000	2,000	98,000		100,000
Shares issued in exchange for services	975,000	975	30,775	-	31,750
Net (Loss)	-	-	-	(126,641)	(126,641)
Contributed Capital	-	-	30,912	-	30,912
Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	121,285
Shares issued to investors	350,000	350	17,150		17,500
Shares issued in exchange for equipment	423,200	423	20,737	-	21,160
Shares issued in exchange for services	250,000	250	12,250	-	12,500
Net (Loss)	-	-	-	(56,421)	(56,421)
Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,862)	116,024

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

	Year Ended December 31
	2015	2014

NET (LOSS)	$(56,421)	$(126,641)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Shares issued for services	12,500	31,750
Depreciation and Amortization	15,912	12,400
Changes in Assets and Liabilities,
Accounts receivable	81,702	(199,194)
Accounts payable and accrued expenses	(10,804)	(131,529)
Prepaid expenses	9,610	1,427

Total Adjustments	108,920	(285,146)

Net Cash Provided (Used) by Operating Activities	52,498	(411,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances payable	-	12,250
Contributed capital	17,500	100,829
Net Cash Provided (Used) by Financing Activities	17,500	113,079

Net increase (decrease) in cash	69,998	(298,708)

Cash, beginning of year	49,169	347,877

Cash, end of year	$119,167	$49,169

Non Cash Investing Activity
Advances payable converted to equity	-	30,083
Shares issued for products	21,160	-
	21,160	30,083

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

Following a reverse merger on May 15, 2013 (the “Merger”), the Company terminated its remaining activities in consumer receivables and credit and adopted a business plan building on the pre-existing businesses of the companies involved in the merger. The Company is now organized around the two major business activities of the combined entity. These are the management of infrastructure projects for commercial and institutional customers, and the commercialization of engine technology that converts low-grade heat to mechanical energy. The Company adopted a d/b/a name of Cornerstone Sustainable Energy to reflect this new business direction.

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

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however, the Company briefly maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2015, no allowance for doubtful accounts had been provided.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

2. Significant Accounting Policies (continued)

Income Recognition

The Company recognizes income from the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

The Company principally derives income from fees for services generated on a project-by-project basis. Prior to the commencement of a project, the Company reaches an agreement with the client on rates for services based upon the scope of the project, staffing requirements and the level of client involvement. It is the Company’s policy to obtain written agreements from new clients prior to performing services. In these agreements, the clients acknowledge that they will pay based upon the amount of time spent on the project or an agreed-upon fee structure. Income for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis in accordance with accounting and disclosure requirements for income recognition.

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

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.  Accumulated depreciation at December 31, 2015 was $3,174.

License Agreement

The cost of the License Agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The License Agreement is reflected in the accompanying December 31, 2015 balance sheet net of accumulated amortization of $31,000.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2012 - 2014).

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

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

2. Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) per Share (continued)

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $719,240 and $776,262 for the years ended December 31, 2015 and 2014, respectively.  Amounts payable to these entities amounted to $249,372 and $333,338 at December 31, 2015 and 2014, respectively.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

3. Related Party Transactions (continued)

Prepaid Expenses

Amounts were advanced in 2015 to a consultant, who is also a stockholder and officer of the Company, for work committed to be performed in future periods under a contract with that consultant.  These advances totaled $13,500.  These amounts are to be deducted from the amounts to be paid in the future under that contract. All other such advances from prior periods have been settled.

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

On May 15, 2013, in connection with the Merger (see Note 1), Sustainable LLC assigned the License and Contracts to Sustainable. The Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the License Agreement. At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the year ended December 31, 2013, the Company made payments of $13,000 that were applied against the initial $200,000 due under the terms of the License Agreement.

In connection with the above described November 5, 2013, proceeding commenced by the Securities Division of the ACC, the Company learned that the Licensor had been classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time. Neither the Company nor any of its officers or directors was named in the complaint brought by the ACC.

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the License Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.  In addition, the Company has been informed by Deluge and Hydrotherm management that steps are being taken to have the corporate charters of each, as well as the remaining patent, reinstated, although they may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

Since the Company learned about the ACC proceeding and the classification as expired of certain patents in connection with the License Agreement, it has suspended payments under the License Agreement pending the resolution of this matter.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

4. License Agreement (continued)

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

The accompanying December 31, 2015 balance sheet presents the carrying value of the license fee at $217,709, consisting of the $200,000 required payments due under the License Agreement and $48,709, representing the fair value of shares issued to the Licensor, net of $31,000 in accumulated amortization. In addition, the accompanying balance reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 70.3% and 29.7% of the Company’s total project management income during the year ended December 31, 2015, and the same two customers accounted for 63.7% and 36.3% during the year ended December 31, 2014, respectively.

These two customers accounted for 43.9% and 56.1% of total accounts receivable at December 31, 2015 and for 51.6% and 48.4% respectively at December 31, 2014.

6. Stock Issuance

The Company issued 975,000 shares of Common Stock during the first quarter of 2014, valued at $31,750, for professional services, and issued 2,000,000 shares, at market price, to a single investor during the third quarter of 2014 for a cash investment of $100,000. In the first half of 2015, the Company issued 423,200 shares, valued at $21,160, for the acquisition of nine engines based on the licensed technology, and 100,000 shares, at market price, to an individual investor for a cash investment of $5,000. In the second half of 2015, the Company issued 500,000 shares, valued at $25,000 at market price, to a third party for a cash infusion and various services. All shares issued are restricted securities.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2015

7. Commitments

The Company entered into an agreement with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013. The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full-time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014. The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services. This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

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

For 2015 and 2014, no amounts were paid to these officers nor were any amounts accrued.

8. Income Taxes

There was no provision for income tax for the years ended December 31, 2015 and 2014.  The Company files a consolidated federal income tax return.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material. There were approximately $825,000 in net operating loss carryforwards at December 31, 2015, and approximately $800,000 at December 31, 2014, representing a potential deferred tax asset. The deferred tax asset amounted to approximately $275,000 and $270,000 at December 31, 2015 and 2014, respectively. For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382. Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2015 to ensure that:

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

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2015 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.

Our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters. At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases. Additionally, we recently retained an outside consultant firm to assist in the financial reporting process.  We therefore conclude that our internal controls over financial reporting were effective as of and for the year ended December 31, 2015. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	60	Director, CEO and Interim CFO
James Valentino	73	Chairman of the Board of Directors
Peter Fazio	63	Director and COO
Wallace Baker	68	Director, Secretary and Chief Administrative Officer

Set forth below is biographical information for each officer and director.  Each of these directors was elected on May 15, 2013.

THOMAS TELEGADES was appointed a director and Chief Executive Officer of the Company on May 15, 2013.  Since September 2006, Thomas has served as the managing member of Cornerstone Program Advisors LLC, an energy infrastructure project management company focused on healthcare and higher learning institutions, which became a subsidiary of the Company as a result of the Merger.  Mr. Telegades has an MBA from Fairleigh Dickinson University and has a BAS from Florida Atlantic University.

PETER FAZIO was appointed a director and Chief Operating Officer of the Company on May 15, 2013.  Since June 2008, Peter has served as Chief Executive Officer of Sustainable Energy Industries Inc., and its predecessor Sustainable Energy Industries, LLC an alternative energy business, with emphasis on “green” engine technology, which became a subsidiary of the Company as a result of the Merger. From February 2009 until February 2011, Mr. Fazio was Vice President of New Construction for Schlesinger/Siemens. He has more than twenty-five years of experience in sales, management, employee relations, cost control and project management, and will continue in these roles with the Company.

JAMES VALENTINO spent most of his career as an executive in the financial services industry, with experience in marketing, interactive commerce, creative business strategy development and information technology.  More recently, he had over a decade of involvement with growing new businesses. Mr. Valentino is a patented inventor and was a founder, early backer, influencer, and/or director or board chairman of a number of emerging private companies, notably JibJab.  Mr. Valentino served as Chairman of the Board of MetLife Trust Company, and co-founded and served as Chairman of the Board for eComForum, a Washington, D.C. based e-commerce advocacy group. Mr. Valentino is a graduate of City University-Brooklyn College with a BS degree in Economics and Math, and has completed extensive graduate work at Baruch Business College in Information Technology and Computer Methodology. He is a graduate of the M.I.T. Sloan School Senior Executive Program, where he served on the Board of Governors. He is also a member of the New York Academy of Sciences.  He has been Chairman of the Board of the Company since May 2013.

WALLACE BAKER has served in the capacity of Chief Administrative Officer and director since May 2013.  He spent most of his career in the financial services industry as an executive focused largely on corporate finance, financial modeling, controls and performance measurement, as well as corporate planning and strategy. Mr. Baker was a founder of MetLife Trust Company and served on its Board of Directors, and subsequently became involved as a founder, early backer and/or principal in a number of emerging private companies. Mr. Baker has an undergraduate degree in Economics from Brown University, and an MBA in Finance from New York University.  He was elected corporate Secretary in December 2013.

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

All of the current directors and officers have held these positions since the Company’s reverse merger in 2013.

Code of Ethics

As of December 31, 2015, the Company has not adopted a Code of Ethics.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2015 and 2014 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non- qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2015	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2015	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2015	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2015	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1]  Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page.  For 2015 and 2014, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2015.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2015.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Consulting Agreements

The Company entered into an agreement in 2013 with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013.  The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2013, or one year following his termination or voluntary resignation.

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full-time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014.  The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2014, or one year following his termination or voluntary resignation.

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

For 2015 and 2014, all of the Company’s officers waived any compensation owed to them under such agreements. For 2015 and 2014, no amounts were paid to these officers nor did any amounts accrue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 15, 2016, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of March 15, 2016 there were 200,512,159 shares of common stock outstanding.

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

NAME AND ADDRESS (1) OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	33,900,231	(3)	16.9%
Peter Fazio	34,444,353	(4)	17.2%
James Valentino	29,326,269	(5)	14.6%
Wallace Baker	29,456,540	(6)	14.7%

All Directors and Officers as a group	127,127,393		63.4%

Stanley and Laurie Altschuler, Joint Owners	10,583,404	(7)	5.3%
Max Khan	18,355,000	(8)	9.2%

(1) Except as otherwise set forth below, the address of each of the persons listed below is c/o Receivable Acquisition & Management Corporation, 60 E. 42nd Street, 46th Floor, New York, New York 10165.

(2) Based on 200,512,159 shares of Common Stock as of March 15, 2016.

(3) These shares are owned by Semper Fi Energy Holdings, LLC of which Mr. Telegades is a control person. This number does not include 8,757,827 shares owned by Cornerstone Program Advisors Ltd, an entity owned by Mr. Telegades’ wife.

(4) Consists entirely of Common Stock held by Mosalu Family Trust of which Mr. Fazio is a control person. Mr. Fazio may be deemed to be the beneficial owner of the Common Stock held by the Mosalu Family Trust.

(5)  Includes 28,826,269 shares of Common Stock held by Gramercy Ventures, LLC, of which Mr. Valentino is the manager. Mr. Valentino disclaims beneficial interest of the shares owned by Gramercy Ventures LLC. This number also includes 500,000 shares of Common Stock held in an IRA owned by Mr. Valentino.

(6) Consists entirely of Common Stock held by Wentworth Dukeshire Trust. Mr. Baker disclaims beneficial ownership of such shares, as he does not control the power to vote or dispose of these shares.  The trust is controlled by independent trustees.

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

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2015, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.  All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2015 consists of Consideration Shares that they received in connection with the Merger.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2015, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

At its December 5, 2013, meeting, the Board authorized a grant to Max Khan, a former director and chief executive officer of the Company, of 375,000 shares of restricted Common Stock of the Company as compensation for services that Mr. Khan previously provided to the Company as Chief Executive Officer before the Closing of the Merger on May 15, 2013.

In 2015, the Company incurred $91,022 in charges to Cornerstone Program Advisors Ltd for various consulting services. Cornerstone Program Advisors Ltd provided such services to the Company in 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone. As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife.  Mr. Telegades is the Chief Executive Officer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2015 and December 31, 2014 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2015	PKF O’Connor Davies December, 2014

Audit Fees	$30,000	$35,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$30,000	$35,000

Audit Fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Dated: March 16, 2016	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 16, 2016

/s/ James Valentino James Valentino	Chairman of the Board of Directors	March 16, 2016

/s/ Peter Fazio Peter Fazio	Director	March 16, 2016

/s/ Wallace Baker Wallace Baker	Director and Secretary	March 16, 2016