Form 10-Q
period 2016-03-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2016-05-12
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 12, 2016, there were 200,512,159 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corporation

Financial Statements

For the Three Months Ended

March 31, 2016

Receivable Acquisition and Management Corporation

Balance Sheet

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS
Cash	$60,631	$119,167
Accounts receivable	187,727	320,937
Prepaid expenses and deposits	60,225	57,943
Total Current Assets	308,583	498,047

Intangible asset - license agreement	214,609	217,709

Fixed asset - engines, net of accumulated depreciation	16,928	17,986

Total Assets	$540,120	$733,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$257,756	$430,719
Due to Licensor	187,000	187,000
Total Liabilities	444,756	617,719

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,512,159 shares issued and outstanding at March 31, 2016	200,512	200,512
Additional paid-in capital	306,374	306,374
Retained earnings (deficit)	(411,521)	(390,862)
Total Stockholders’ Equity	95,365	116,024

Total Liabilities and Stockholders’ Equity	$540,120	$733,742

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2016	2015

INCOME
Project Management	$228,702	$265,711

Total Income	228,702	265,711

EXPENSES
Consulting fees	181,436	204,793
General and Administrative	40,267	30,658
Legal and other professional fees	27,658	22,480

Total Expenses	249,361	257,931

Net Income (Loss)	$(20,659)	$7,780

Net Income (Loss) per Common Share	$(0.00)	$0.00

Weighted Average Common Shares Outstanding	200,512,159	199,488,959

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,862)	$116,024
Net Income (Loss)	-	-	-	(20,659)	(20,659)
Balance, March 31, 2016	200,512,159	$200,512	$306,374	$(411,521)	$95,365

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2016	2015

NET INCOME (LOSS)	$(20,659)	$7,780
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	4,496	3,100
Changes in Assets and Liabilities
Accounts receivable	133,209	104,342
Accounts payable and accrued expenses	(172,963)	(44,010)
Prepaid expenses and deposits	(2,619)	(5,845)
Total Adjustments	(37,877)	57,587

Net Cash Provided (Used) by Operating Activities	(58,536)	65,367

Net increase (decrease) in cash	(58,536)	65,367

Cash, beginning of period	119,167	49,169

Cash, end of period	$60,631	$114,537

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2016

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund its contractual obligations and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and increase revenues.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2015.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At March 31, 2016, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying March 31, 2016 balance sheet net of accumulated amortization of $34,100.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2012 - 2015).

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

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $127,920 and $183,053 for the three months ended March 31, 2016 and 2015, respectively.

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

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the Agreement had been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  In April 2015, the Company in cooperation with the Licensor arranged for the principal United States patent to be reinstated, and it is now again in effect. The Company has confirmed that Licensor is taking steps to have the corporate charters of each corporation reinstated, but may not be successful in such reinstatements, and is in discussions with the Licensor regarding these matters.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

March 31, 2016

(Unaudited)

Pursuant to the Agreement, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Agreement and is not relying on the remaining U.S. patent classified as expired to be reinstated.  To the best of the Company’s knowledge at the current time, the international patent rights currently remain intact.  However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying March 31, 2016, balance sheet presents the carrying value of the license fee at $214,609, consisting of the $200,000 required payments under the Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $34,100 in accumulated amortization. In addition, the accompanying balance sheet reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 98.1% and 1.9%, respectively, of total project management income during the three months ended March 31, 2016, and two customers accounted for 69.1% and 30.9%, respectively, during the three months ended March 31, 2015.

Two customers accounted for 81.7% and 16.0%, respectively, of total accounts receivable at March 31, 2016, and for 50.1% and 49.9%, respectively, at March 31, 2015.

6. Stock Issuance

There was no stock issued in the first quarter of 2016.

7. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued and have determined there are no such events to disclose.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2015, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

During the three month period ended March 31, 2016, the Company had net (loss) of ($20,659) on revenues of $228,702, versus net income of $7,780 on revenue of $265,711, in the three month period ended March 31, 2015.  The results in the first fiscal quarter of 2016 turned to a loss compared to a profit in the corresponding period last year, despite an increase in activity with an existing client and adding a new customer, due, in part, to a decline in revenue of another client while activity was suspended pending resumption under an anticipated new contract, and also due to increased spending on the testing and development of the Company’s engine technology and related expenses.

Revenue

Total revenues the three month period ended March 31, 2016 were $228,702, versus $265,711 during the three month period ended March 31, 2015. Revenues declined by $37,009 compared to the corresponding period in 2015.  The 14% decline was principally due to a temporary suspension of activity with one client, offset largely by added activity of another client and new activity with a third client.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has decreased from 2015 to 2016.  This gross profit for the three month period ended March 31, 2016, was 21% of revenues, down slightly from 23% for the corresponding period in 2015.  This is due primarily to somewhat higher contractor payments resulting from the timing of receipts.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2016 were $249,361, versus $257,931 during the three month period ended March 31, 2015.  The decrease in operating expenses in the three month period in 2016, against the corresponding period in 2015, is primarily due to a reduction in contractor payments.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended March 31, 2016, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of March 31, 2016, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($136,173) versus a working capital deficit of ($119,672) as of year ended December 31, 2015.   This change is principally due to a decline in cash balances and accounts receivable, offset by a decrease in accounts payable and accrued expenses.

At the end of period ended March 31, 2016, the Company had net cash of $60,631 versus $119,167 at December 31, 2015. For the three months ended March 31, 2016, net cash provided by (used in) operating activities was ($58,536) versus $65,367 net cash provided by operating activities for the three months ended March 31, 2015.  The decline in net cash from operating activities as compared to the corresponding period in 2015 was due to the decline in net income and a decrease in payables.

For the three month periods ended March 31, 2016 and March 31, 2015, there was no net cash used or provided by investing activities.

During the three month periods ended March 31, 2016 and March 31, 2015, there was no net cash provided by financing activities.

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

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2016, and does not expect any material income tax liability for the period.

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

As previously disclosed by the Company, and as discussed in Note 4 to the Financial Statements herein, the Company learned that the Licensor was administratively dissolved for failure to pay franchise taxes, and that the Licensor’s two U.S. patents in connection with the License Agreement expired.  In April 2015, the Company in cooperation with the Licensor arranged for the principal United States patent to be reinstated, and it is now again in effect.  The Licensor is taking steps to cure the remaining defects but may not be successful.  At this time, the Company has not changed its classification of its contractual obligations under the License Agreement as a result of the aforementioned development.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. He has concluded that, as of March 31, 2016, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2015 from which there have been no material changes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: May 12, 2016	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)