Form 10-Q
period 2016-06-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2016-08-12
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

N/A

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

As of August 12, 2016, there were 200,739,432 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corporation

Financial Statements

For the Six Months Ended

June 30, 2016

Receivable Acquisition and Management Corporation

Balance Sheet

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS
Cash	$77,568	$119,167
Accounts receivable	240,963	320,937
Prepaid expenses and deposits	66,420	57,943
Total Current Assets	384,951	498,047

Intangible asset - license agreement	211,509	217,709

Fixed asset - engines, net of accumulated depreciation	15,870	17,986

Total Assets	$612,330	$733,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$329,552	$430,719
Due to Licensor	187,000	187,000
Total Liabilities	516,552	617,719

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,512,159 shares issued and outstanding at June 30, 2016 and December 31, 2015	200,512	200,512
Additional paid-in capital	306,374	306,374
Retained earnings (deficit)	(411,108)	(390,862)
Total Stockholders’ Equity	95,778	116,024

Total Liabilities and Stockholders’ Equity	$612,330	$733,742

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

INCOME
Project Management	$245,331	$292,426	$474,032	$558,137

Total Income	245,331	292,426	474,032	558,137

EXPENSES
Consulting fees	189,959	252,377	371,394	457,170
General and Administrative	41,339	34,210	81,606	64,868
Legal and other professional fees	13,619	14,652	41,277	37,133

Total Expenses	244,917	301,239	494,277	559,171

Net Income (Loss)	$414	$(8,813)	$(20,245)	$(1,034)

Net Income (Loss) per Common Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,512,159	199,964,799	200,512,159	199,726,879

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,863)	$116,023
Net Income (Loss)	-	-	-	(20,245)	(20,245)
Balance, June 30, 2016	200,512,159	$200,512	$306,374	$(411,108)	$95,778

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2016	2015

NET INCOME (LOSS)	$(20,245)	$(1,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,991	7,258
Changes in Assets and Liabilities
Accounts receivable	79,974	148,957
Accounts payable and accrued expenses	(101,168)	(49,281)
Prepaid expenses and deposits	(9,152)	(17,140)
Total Adjustments	(21,355)	89,794

Net Cash Provided (Used) by Operating Activities	(41,599)	88,760

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	-	5,000

Net increase (decrease) in cash	(41,599)	93,760

Cash, beginning of period	119,167	49,169

Cash, end of period	$77,568	$142,929

Non Cash Investing and Financing Activity
Shares Issued for purchase of engines	-	21,160

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 1. Organization and Nature of Business

Receivable Acquisition and Management Corporation (the “Company” or “RAMCO”), a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables. RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and subsequently ran off existing portfolios.

Sustainable Energy L.L.C. (“Sustainable LLC”) is a New York limited liability company formed on July 26, 2010. Sustainable LLC is involved in developing and improving the efficiency of energy infrastructure using a combination of traditional and advanced technologies. On March 29, 2013, Sustainable LLC contributed certain assets and liabilities into a newly formed entity, Sustainable Energy Industries, Inc. (“Sustainable”). At the time, Sustainable LLC had a license agreement with a third party involving manufacturing and licensing, and limited assets, liabilities and operations.

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

The Company does business as Cornerstone Sustainable Energy.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2015.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2016, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The license agreement is reflected in the accompanying June 30, 2016 balance sheet net of accumulated amortization of $37,200.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2016

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

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

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $272,949 and $368,233 for the six months ended June 30, 2016 and 2015, respectively.  Amounts payable to these stockholders and entities at June 30, 2016 and 2015 totaled $184,383 and $224,237, respectively.

Note 4. License Agreement

During the period from late 2010 to late 2012, Sustainable LLC entered into a set of agreements (collectively, the “Technology Agreements”) with a third party licensor (the “Licensor”) that had developed engines capable of converting low grade heat into other forms of energy. Under the terms of the Technology Agreements, Sustainable LLC obtained exclusive, renewable 20-year license rights in the engines developed by the Licensor (the “License Agreement”) as well as the rights to develop, manufacture and integrate such engines into its projects.

The exclusive market rights portion of the License Agreement provide that Sustainable LLC make a cash payment of $200,000 and issue common stock in Sustainable representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable, LLC retains a non-exclusive license subject to royalty fees.

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

Receivable Acquisition and Management Corporation

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 4. License Agreement (continued)

Pursuant to the Technology Agreements, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Technology Agreements and is not relying on the remaining U.S. patent classified as expired to be reinstated in order to maintain the ability and knowhow to use such technology.  To the Company’s best knowledge at the current time, the international patent rights remain intact.  However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying June 30, 2016, balance sheet presents the carrying value of the license fee at $211,509, consisting of the $200,000 required payments under the License Agreement and $48,709, representing the fair value of shares issues to the Licensor, net of $37,200 in accumulated amortization. In addition, the accompanying balance sheet reflects $187,000 due to the Licensor, representing the remaining liability from the initial $200,000 required payment.  After careful assessment, the Company has concluded that no adjustment to the value of the License Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Note 5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 96.2% and 2.9%, respectively, of total project management income during the six months ended June 30, 2016, and two customers accounted for 69.1% and 30.9%, respectively, during the six months ended June 30, 2015.

Two customers accounted for 92.5% and 5.7%, respectively, of total accounts receivable at June 30, 2016, and for 58.6% and 41.4%, respectively, at June 30, 2015.

Note 6. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

In July 2016, the Company issued a total of 227,273 shares of common stock valued at $0.022 per share to an individual investor in return for a capital infusion of $5,000.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation (the “Company”) completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and the Company assumed the operations of each of these entities (the “Merger”).  The Company had operated as a business purchasing and collecting upon defaulted consumer receivables and its operations were spun off by the Company.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company has refocused on managing energy infrastructure projects and developing applications for a licensed environmentally benign heat engine with particular focus on the geothermal and waste-heat-to-energy production markets.

Results of Operations

During the three and six month periods ended June 30, 2016, the Company had a net gain of $414 and net (loss) of ($20,245), respectively, on revenues of $245,331 and $474,032, respectively, versus a net (loss) of ($8,813) and ($1,034) on revenues of $292,426 and $558,137, in the three and six month periods ended June 30, 2015.  The net gain in the most recent three month period in 2016 as compared to the corresponding period last year was due primarily to a reduction in the expenses attributable to consulting contractors in the quarter.  The larger net loss in the most recent six month period in 2016 as compared to the corresponding period last year was due to an increase in general, administrative and professional fees despite a decline in revenues and a parallel decline in consulting contractor charges.

Revenue

Revenues from the Company’s major customer showed improvement, and the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2015 to 2016 due to client coverage of direct related expenses.  This gross profit for the six month period ended June 30, 2016, was 20% of revenues, versus 17% for the corresponding period in 2015.

Revenue decreased 16% and 15%, respectively, for the three and six month periods ended June 30, 2016, as compared to the corresponding periods from 2015. This is a consequence of an expectedly temporary decrease in activity on one client’s project, partially offset by growing business activity with two other clients.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2016 were $244,917 and $494,277 respectively, versus $301,239 and $559,171, respectively, during the three and six month periods ended June 30, 2015.  The 19% decrease in operating expenses in the three month period in 2016, as well as the 12% decrease in operating expenses in the six month period in 2016, against the corresponding periods in 2015, are wholly due to a reduction in the expenses attributable to consulting contractors.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2016, the Company was using seven such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a working capital deficit of ($131,601) versus a working capital deficit of ($119,672) as of the year ended December 31, 2015.  The increase in the deficit was primarily due to a decline in cash and accounts receivable.

For the period ended June 30, 2016, the Company had net cash of $77,568 versus $119,167 at December 31, 2015.  For the six months ended June 30, 2016, net cash provided (used) by operating activities was ($41,599) versus net cash provided by operating activities of $88,760 for the six months ended June 30, 2015.  The decline in net cash from operating activities was primarily due to a decrease in accounts payable, as well as a greater net loss for the period.

For the six months ended June 30, 2016, there was no net cash provided by financing activities versus $5,000 during the six months ended June 30, 2015.  The net cash provided in the earlier period was from stock issued to an investor.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2016, and does not expect any material income tax liability for the period.  There were no income and related taxes for 2015 paid in the quarter ended June 30, 2016.

Contractual Obligation

As previously disclosed, the Company has entered into certain Technology Agreements, including a renewable 20-year engine technology license agreement, with a Licensor that had developed engines capable of converting low grade heat into other forms of energy. Under the terms of the Technology Agreements, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.  An upfront payment of $200,000 and escalating volume-related quarterly payments are contractually required by the License Agreement in order to maintain certain exclusive markets.  The payments, taken as whole, are expected to obligate the Company to amounts of $250,000 to $400,000 per year depending upon the growth in revenue from this source.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of non-payment, the Company retains a non-exclusive license subject to royalty fees.

As previously disclosed by the Company, and as discussed in Note 4 to the Financial Statements herein, the Company learned that the Licensor was administratively dissolved for failure to pay franchise taxes, and that the Licensor’s two U.S. patents in connection with the Technology Agreements expired.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.  The Licensor is taking steps to cure the remaining defects but may not be successful.  At this time, the Company has not changed its classification of its contractual obligations under the License Agreement as a result of the aforementioned development.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. He has concluded that, as of June 30, 2016, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: August 12, 2016	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)