Form 10-Q
period 2016-09-30
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2016-11-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016, there were 200,739,432 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Receivable Acquisition and Management Corporation

Financial Statements

For the Nine Months Ended

September 30, 2016

Receivable Acquisition and Management Corporation

Balance Sheet

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$38,282	$119,167
Accounts receivable	337,881	320,937
Prepaid expenses and deposits	63,781	57,943
Total Current Assets	439,944	498,047

Intangible asset - license agreement	21,409	217,709

Fixed asset - engines, net of accumulated depreciation	14,812	17,986

Total Assets	$476,165	$733,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$376,829	$430,719
Due to Licensor	0	187,000
Total Liabilities	376,829	617,719

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,739,432 shares issued and outstanding at September 30, 2016	200,739	200,512
Additional paid-in capital	311,147	306,374
Retained earnings (deficit)	(412,550)	(390,862)
Total Stockholders’ Equity	99,336	116,024

Total Liabilities and Stockholders’ Equity	$476,165	$733,742

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
INCOME
Project Management	$240,812	$316,444	$714,844	$874,581
Other	-	-	-	-

Total Income	240,812	316,444	714,844	874,581

EXPENSES
Consulting fees	194,050	261,428	558,165	718,599
General and Administrative	32,782	55,746	114,387	120,614
Legal and other professional fees	22,703	23,512	63,980	60,645

Total Expenses	249,534	340,687	736,532	899,857

Net Income (Loss)	$(8,722)	$(24,243)	$(21,688)	$(25,276)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,544,414	200,430,637	200,566,272	199,964,915

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,862)	$116,024
Shares issued	227,273	227	4,773	-	5,000
Net Income (Loss)	-	-	-	(21,688)	(21,688)
Balance, September 30, 2016	200,739,432	$200,739	$311,147	$(412,550)	$99,336

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2016	2015

NET INCOME (LOSS)	$(21,688)	$(25,276)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Shares issued for legal and consulting services	-	-
Depreciation and amortization	13,487	11,416
Changes in Assets and Liabilities
Accounts receivable	(16,994)	73,250
Accounts payable and accrued expenses	(53,890)	3,907
Prepaid expenses and deposits	(6,850)	(19,028)
Total Adjustments	(64,198)	57,044

Net Cash Provided (Used) by Operating Activities	(85,885)	44,268

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued/member capital contributions	5,000	17,500
Net Cash Provided (Used) by Financing Activities	5,000	17,500

Net increase (decrease) in cash	(80,885)	61,768

Cash, beginning of period	119,167	49,169

Cash, end of period	$38,282	$110,937

Non Cash Investing and Financing Activity
Shares Issued for purchase of engines	-	21,160
Shares Issued for rental space	-	12,500

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

September 30, 2016

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

As a result of a reverse merger acquisition between the Company, Cornerstone, and Sustainable during 2013, the Company adopted a business plan to build on the businesses of Cornerstone and Sustainable in energy infrastructure and alternative energy.

The Company currently does business as Cornerstone Sustainable Energy.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2015.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2016, no allowance for doubtful accounts has been provided.

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

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 20 years. The license agreement is tested annually for impairment or earlier if an indication of impairment exists.  The Company believes that the license agreement has not been impaired.

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

Receivable Acquisition and Management Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities amounted to $413,457 and $547,371 for the nine months ended September 30, 2016 and 2015, respectively.  Amounts payable to these stockholders and entities at September 30, 2016 and 2015 totaled $218,806 and $224,187, respectively.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

September 30, 2016

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

The exclusive market rights of the Technology Agreement provide that Sustainable LLC make a cash payment of $200,000 for this exclusivity and issue common stock in Sustainable representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.

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

At September 30, 2016, the Technology Agreement had accumulated amortization of $40,300.

In the event the Company elects not to pay for exclusivity under the Technology Agreement, no cash payment or periodic increasing payments are due. At September 30, 2016, management has considered the nature of the $187,000 exclusive payment and determined that a more accurate presentation on the balance sheet is to net the contingent liability with the license agreement asset. Thus the contingent amount due, $187,000, has been netted against the amortized value of the value of the license, $208,409, arriving at a net asset value of $21,409. The comparative 2015 presentation continues to reflect the asset and contingent liability on a gross basis.

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

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect. The Company has confirmed that Licensor is taking steps to have the corporate charters of each corporation reinstated, but may not be successful in such reinstatements.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business, and the international patent rights remain intact.  However, although the Company has obtained previously described rights to all forms of intellectual property covering the engine technology that is the subject of the Technology Agreement, at this time there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

September 30, 2016

(Unaudited)

After careful assessment, the Company has concluded that no adjustment to the value of the Technology Agreement or amounts due thereunder should be made as a consequence of the ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 95.9% and 3.6%, respectively, of total project management income during the nine months ended September 30, 2016, and two customers accounted for 69.1% and 30.9%, respectively, during the nine months ended September 30, 2015.

Two customers accounted for 93.6% and 6.4%, respectively, of total accounts receivable at September 30, 2016, and for 50.1% and 49.9%, respectively, at September 30, 2015.

6. Stock Issuance

In July 2016, the Company issued a total of 227,273 shares of common stock valued at $0.022 per share to an individual investor in return for a capital infusion of $5,000.

7. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued, and determined there were none to report.

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

Results of Operations

During the three and nine month periods ended September 30, 2016, the Company had net (losses) of ($8,722) and ($21,688) on revenues of $240,812 and $714,844, respectively, versus net (losses) of ($24,243) and ($25,276) on revenues of $316,444 and $874,581, respectively, in the three and nine month periods ended September 30, 2015.  The results in the third fiscal quarter of 2016 showed a narrowing of the loss due to a more rapid decline in expenses on consulting contractors than the decline in revenues.

Revenue

In the nine month period ended September 30, 2016, revenues showed an 18% decrease as compared to the corresponding period in 2015.  The revenue decrease for the period is a consequence of an expected temporary hiatus on one client’s activity.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2016 were $249,534 and $736,532, respectively, versus $340,687 and $899,857, respectively, during the three and nine month periods ended September 30, 2015.  The decreases in operating expenses in the three month and nine month periods in 2016 against the corresponding periods in 2015 were principally due to a decrease in consulting fees, which track a previously expected reduction in activity.   Over the nine month period in 2016, the Company’s expenses for consulting contractors decreased over the corresponding period in 2015 at a slightly higher rate than the decrease in revenues as client activity declined.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended September 30, 2016, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally tracks revenue.

Liquidity and Capital Resources

As of September 30, 2016, the Company had working capital (that is, total current assets minus total current liabilities) of $63,115 versus a working capital deficit of ($119,672) as of year ended December 31, 2015.   This change is principally due to a change in the accounting treatment of a contingent obligation (see Note 4).

As of September 30, 2016, the Company had net cash of $38,282 versus $119,167 at December 31, 2015. For the nine months ended September 30, 2016, net cash provided (used) by operating activities was ($85,885) versus $44,268 for the nine months ended September 30, 2015.  The change in net cash used by operating activities for the nine month period in 2015 to net cash provided by operating activities in the recent nine month period resulted largely from an increase in accounts receivable and a decrease in accounts payable.

For the nine month periods ended September 30, 2016 and September 30, 2015, no cash was expended by investing activities.

For the nine months ended September 30, 2016, there was $5,000 net cash provided by financing activities versus $17,500 net cash provided by financing activities during the nine months ended September 30, 2015.  The earlier period result was due primarily to a cash infusion by an investor, and the recent period result was principally due to cash infusions received from investors.

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

Income Taxes

The Company did not record any income tax provision for the three or nine month periods ended September 30, 2016, and does not expect any material income tax liability for the period.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. He has concluded that, as of September 30, 2016, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

In July 2016, the Company issued 227,273 shares of common stock at a per share price of $0.022 to an individual investor in return for a capital infusion of $5,000.  The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Date: November 14, 2016	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)