Form 10-K
period 2016-12-31
RECEIVABLE ACQUISITION & MANAGEMENT CORP
filed 2017-03-08
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $1,619,465.

As of March 6, 2017, there were 200,739,432 shares of the registrant’s common stock outstanding.

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

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a range of commercial customers and to institutions such as hospitals and universities.  The Company has begun to expand and transform its business to take advantage of opportunities in the alternative energy and clean energy arenas.

The Company has two major business components.  The first major business component is the management of infrastructure projects for commercial and institutional customers.  These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services.  Generally, the Company acts as the representative of the customer in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the customer.  The Company has competitors, some of which are very large and well-recognized, but, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position.  The Company operates in this first business component under its subsidiary, Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”), which it acquired in a merger on May 15, 2013 (the “Merger”).

The second major business component is the anticipated commercialization of engine technology which converts low-grade heat to mechanical energy.  The Company is actively marketing the technology particularly for power generation.  While the Company has not yet manufactured or deployed an engine specifically configured for power generation, it has engineered such an engine, has existing engines it is using for testing and demonstration purposes, and has received its initial order for a demonstration engine.  The technology is non-polluting and entirely “green.” Management believes, based on knowledge of the industry, that it is arguably superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates at lower temperature ranges and heat flow volume than any others in the market.  The engines in this configuration promise to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies.  Although the engine is readily built to order of common parts and components, a material investment may be required by the Company.  The Company has begun to generate initial revenues through this business component.

The Company also has a smaller business component focused on initiatives in the financial markets.  One initiative offers to assist in arranging funding of infrastructure projects, arranging leasing and other financing arrangements for engines, and participations in power purchase agreements from developed projects, all designed to generate fees and obtain financial participations.  The Company has the capability of arranging favorable financing for projects involving non-profits.  The other initiative supports the run-off of the pre-Merger business of the Company, involving collections on a remaining portfolio of non-performing consumer and commercial receivables.  The Company has generated minimal revenues through this business component.

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

Prior to 2013, the Company was in the business of acquiring portfolios of performing, sub-performing and non-performing consumer and commercial receivables.  The Company is no longer in this business.

Strategy

The Company is pursuing 3 growth initiatives:

(1)  Acquiring and applying “cleantech solutions” - technology, equipment and methods to solve client needs and provide a competitive advantage, such as cleantech engine technology.  In the first such acquisition, the Company merged with the holder of manufacturing and sales rights for the engine technology described above.  The Company has an exclusive manufacturing agreement for this engine with one of the country’s premier engineering and engine manufacturing companies.

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

One market is composed of consumers of large amounts of energy, including large hospitals, colleges and universities. These institutions often operate large, and frequently aging, centralized utility plant and infrastructure installations which provide heat (typically steam), cooling (chilled water), and power to a sizeable campus of buildings. Energy infrastructure upgrades and improvements are often required to provide for expansion of campus facilities, replace aging equipment, and reduce the cost and/or the amount of their energy consumption.  The Company, acting as the client’s representative, helps design and develop upgrades to or replacements of such facilities, and then oversees the implementation projects for these institutions. The Company may act as project developer or co-developer, and offers to arrange or assist in the project financing.  Projects are typically multi-year commitments and often complex.

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

Technology Market, License and Agreements

The waste-heat-to-energy market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it.  However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels.  The geothermal market in the U.S. alone has approximately 3200MW of installed capacity.  Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet not as low as those at which the Company’s technology can operate.  Currently, an additional 4300MW is in some stage of development, representing an anticipated investment of some $13-$17 billion.  Although the Company’s technology can be configured to operate in the entire range of temperatures, its prime market is in these untapped lower temperature resources.  This is in addition to a related market opportunity for adding this technology to capture waste heat from existing higher-temperature geothermal plants in a “bottoming cycle”, enabling them to increase output from an already-tapped resource.

The Company's technology is also well suited to the waste heat recovery market as related to industries that create wasted heat as a result of their manufacturing or production processes.  This market is well defined and, according to a recent report published by the U.S. Department of Energy, “The United States industrial sector accounts for approximately one third of all energy used in the United States, consuming approximately 32 quadrillion (million billion) BTUs of energy annually and emitting about 1,680 million metric tons of carbon dioxide associated with this energy use.”  The opportunity in the waste heat recovery market is substantial.  The report continues, “A valuable alternative approach to improving overall energy efficiency is to capture and reuse the lost or ‘waste heat’ that is intrinsic to all industrial manufacturing. During these manufacturing processes, as much as 20% to 50% of the energy consumed is ultimately lost via waste heat contained in streams of hot exhaust gases and liquids, as well as through heat conduction, convection, and radiation from hot equipment surfaces and from heated product streams.  In some cases, such as industrial furnaces, waste heat recovery can improve energy efficiency by 10% to as much as 50%.”

The advantage of recapturing and utilizing waste heat is that it typically replaces purchased electric power, much of which does and will continue to require burning fossil fuels, or directly replaces fuels which must be purchased and combusted.  Thus it actually can directly reduce emissions and eliminate transmission losses.  Projections of market potential are truly enormous, with unrecovered waste heat in industrial processes estimated at half a quintillion (billion billion) BTUs.

On December 11, 2010, Sustainable Energy LLC, a New York limited liability company (“Sustainable LLC”), entered into an Original Equipment Manufacturer Supply and Marketing and Sales Agreement with Deluge, Inc. (“Deluge”), and on November 15, 2012, entered into an Engine Technology License Agreement (the “License Agreement”) with Deluge (the “Licensor”) and an Intellectual Property Owner Agreement with Hydrotherm Power Corporation (“Hydrotherm”) (collectively the “Contracts”).  On May 15, 2013, Sustainable LLC assigned each of the Contracts to Sustainable, a wholly-owned subsidiary of the Company, to which Deluge and Hydrotherm had consented on May 11, 2013.

The License Agreement is a renewable 20-year agreement for an engine technology capable of converting low grade heat into other forms of energy.  Under the terms of the Contracts, the Company obtained certain exclusive license rights in the engines developed by the Licensor which will permit the Company to develop, manufacture and integrate such engines into its projects.

In performing due diligence on Deluge and Hydrotherm, the Company subsequently learned that two United States patents that are owned by Hydrotherm and were licensed to the Company under the Contracts had been classified as expired due to Hydrotherm’s failure to pay maintenance fees thereon.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.

Pursuant to the Contracts, the Company has obtained previously described rights to all forms of intellectual property covering certain engine technology that is the subject of the Contracts and is not relying solely on the patent in order to maintain the rights to use such technology.  However, at this time, there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The Company branded this engine technology “PwrCor™”. The Company has an exclusive manufacturing agreement for an engine based on this technology with one of the country’s premier engineering and engine manufacturing companies.

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra low-grade heat into electricity. The heat will be obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for expenses of up to $54,000.  The project will be managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed in the summer of 2017.

Employees

As of December 31, 2016, the Company had four full-time consultants as officers under consulting agreements with Tom Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer; and James Valentino, the non-executive Chairman; and no part-time employees.  See Item 11 “Executive Compensation” below.  Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients.  Their staffing levels vary depending on the number and size of infrastructure projects underway.  The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its headquarters office at 60 E. 42nd Street, 46th Floor, New York, NY 10165. The Company leases facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for a total at year end 2016 of approximately $4,600 a month.  No leases exceed one year in duration.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority.

Other Proceedings

In connection with a November 5, 2013, proceeding commenced by the Securities Division of the Arizona Corporation Commission (the “ACC”) the Company learned that each of Deluge and Hydrotherm were classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.  Neither the Company nor any of its officers or directors was named in the complaint brought by the ACC.

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

The last reported price as of March 6, 2017 was $0.13 per share.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by OTC Markets:

Fiscal Year 2015	High	Low
First Quarter	$0.06	$0.023
Second Quarter	0.085	0.031
Third Quarter	0.085	0.03
Fourth Quarter	0.06	0.025

Fiscal Year 2016	High	Low
First Quarter	$0.065	$0.019
Second Quarter	0.04	0.018
Third Quarter	0.0289	0.0103
Fourth Quarter	0.0802	0.01

Fiscal Year 2017	High	Low
First Quarter through March 6, 2017	$0.45	$0.0788

Holders

As of March 6, 2017 there were 249 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2016. See “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	0	$	N/A	17,100,000
Equity compensation plans not approved by security holders	-		-	-
Total	0		$-	17,100,000

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

Results of Operations

Year ended December 31, 2016 as compared with December 31, 2015.

Revenue

During the year ended December 31, 2016, the Company had a net loss of ($23,828) on revenues of $945,619, versus a net loss of ($56,421) on revenue of $1,163,211 in the year ended December 31, 2015.  Net operations in 2016 were somewhat improved in contrast to last year due principally to a decline in the cost of consulting fees paid greater than the decline in revenues.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has remained steady from 2015 to 2016.  The gross profit for that activity for the year ended December 31, 2016 was approximately 19% of project management revenues, essentially unchanged from 2015.

The revenue decrease for the year ended December 31, 2016, as compared to the prior year was a consequence of an expected temporary hiatus on one client’s activity.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 were $969,447, versus $1,219,632 during the year ended December 31, 2015.  The 20.5% decrease in operating expenses in 2016 as compared with 2015 is primarily due to a decrease in the payments to subcontracted consultants related to the reduced project activity.

General and Administrative expenses for the year ended December 31, 2016 were $150,418, versus $156,999 during the year ended 2015.  This change was not considered significant.  Legal and other professional fees increased to $92,286 in 2016 from $78,303 in 2015 as the Company prepared for various charter amendments and for the shareholder meeting for which they were proposed.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2016, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2016, the Company had working capital of $62,348 versus a working capital deficit of ($119,672) as of year ended December 31, 2015.  Most of this change is due to a reclassification of the outstanding obligation to the Licensor.  On a comparable basis, at year end 2016 the Company would have had a working capital deficit of ($124,652).

As of December 31, 2016, the Company had net cash of $90,764 as compared with $119,167 at December 31, 2015. At the end of 2016, net cash provided (used) by operating activities was $(33,403) as compared with $52,498 at December 31, 2015.  The decrease in net cash from operating activities was primarily due to a decrease in accounts payable and accrued expenses.

At the end of 2016, there was $5,000 net cash provided by financing activities versus $17,500 during 2015.  This was primarily due to a moderate decline in the sales of stock to investors.

In December, the Company completed the bulk of its work on the planning phase of the major infrastructure project at the customer which accounted for the smaller portion of revenues, and is engaged in only limited activity there at this time.  An implementation phase is expected to begin in the near future, but no date has been set, and there is no assurance that the Company will be selected to manage that phase.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligation discussed below, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company has paid modest income taxes to New Jersey, New York State and New York City, but does not expect any material income tax liability for the period ended December 31, 2016.

Contractual Obligations

Under the terms of the License Agreement described above, a payment of $200,000 and escalating volume-related quarterly payments are required in order to maintain certain exclusive markets.  If the expected revenues do not materialize, the Company may elect not to pay these sums, and in the event of such non-payment, the Company retains a non-exclusive license subject to royalty fees.  To date, $13,000 has been funded against the License Agreement (see Footnote 4 to the financial statements).

Separately, as noted in Item 1 above, the Company has signed an agreement with the County of Modoc, California, committing the Company to provide an engine to convert ultra low-grade heat from a geothermal resource into electricity during 2017.

Critical Accounting Policy & Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources and our consideration of going concern. These accounting policies are described at relevant sections in this discussion and analysis and in the financial statements included in this annual report.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Receivable Acquisition and Management Corporation

We have audited the accompanying balance sheet of Receivable Acquisition and Management Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, approximately 95% and 70% of total revenues for years ended December 31, 2016 and 2015, respectively, were from one unaffiliated customer.

/s/ PKF O'Connor Davies, LLP

New York, NY

March 6, 2017

Receivable Acquisition and Management Corporation

Balance Sheet

	December 31, 2016	December 31, 2015

ASSETS
Cash	$90,764	$119,167
Accounts receivable	258,151	320,937
Prepaid expenses and deposits	84,670	57,943
Total Current Assets	433,585	498,047

Fixed Assets - engines, net of accumulated depreciation	13,754	17,986

Intangible asset - license agreement	21,094	217,709

Total Assets	$468,433	$733,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$336,650	$430,719
Deferred Income	34,587	-
Due to Licensor	-	187,000
Total Current Liabilities	371,237	617,719

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,739,432 and 200,512,159 shares issued and outstanding at December 31, 2016 and 2015 respectively	200,739	200,512
Additional paid-in capital	311,147	306,374
Retained (deficit)	(414,690)	(390,862)
Total Stockholders’ Equity	97,196	116,024

Total Liabilities and Stockholders’ Equity	$468,433	$733,742

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Operations

	Year Ended December 31
	2016	2015

INCOME
Project Management	$939,456	$1,163,211
Other	6,163	-

Total Income	945,619	1,163,211

EXPENSES
Consulting fees	726,743	984,330
General and Administrative	150,418	156,999
Legal and other professional fees	92,286	78,303

Total Operating Expenses	969,447	1,219,632

Net (Loss)	$(23,828)	$(56,421)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,609,918	200,103,229

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Stockholders’ Equity

For the Years Ended December 31, 2015 and December 31, 2016

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Retained (Deficit)	Stockholders’ Equity

Balance, December 31, 2014	199,488,959	$199,489	$256,237	$(334,441)	$121,285
Shares issued to investors	350,000	350	17,150		17,500
Shares issued in exchange for equipment	423,200	423	20,737	-	21,160
Shares issued in exchange for services	250,000	250	12,250	-	12,500
Net (Loss)	-	-	-	(56,421)	(56,421)
Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,862)	$116,024
Shares issued to investors	227,273	227	4,773		5,000
Net (Loss)	-	-	-	(23,828)	(23,828)
Balance, December 31, 2016	200,739,432	$200,739	$311,147	(414,690)	$97,196

See notes to financial statements

Receivable Acquisition and Management Corporation

Statement of Cash Flows

	Year Ended December 31
	2016	2015

NET INCOME (LOSS)	$(23,828)	$(56,421)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Shares issued for services	-	12,500
Depreciation and Amortization	15,197	15,912
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	62,786	81,702
Decrease (increase) in prepaid expenses	(28,076)	9,610
Increase (decrease) in accounts payable and accrued expenses	(94,069)	(10,804)
Increase (decrease) in deferred income	34,587	-

Total Adjustments	(9,575)	108,920

Net Cash Provided (Used) by Operating Activities	(33,403)	52,498

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital	5,000	17,500
Net Cash Provided (Used) by Financing Activities	5,000	17,500

Net increase (decrease) in cash	(28,403)	69,998

Cash, beginning of year	119,167	49,169

Cash, end of year	$90,764	$119,167

Non Cash Investing Activity
Shares issued for products	-	21,160
Intangible asset applied toward Due to Licensor	187,000	-
	187,000	21,160

See notes to financial statements

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however, the Company briefly maintains balances in operating accounts in excess of federally insured limits.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2016 and 2015, no allowance for doubtful accounts had been provided.

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

Income for time and materials contracts is recognized based on the number of hours worked by the Company’s subcontractors at an agreed upon rate per hour, and are recognized in the period in which services are performed. Income for time and materials contracts is billed monthly or in accordance with the specific contractual terms of each project.

Income from engine sales contracts is recognized under the percentage-of-completion accounting method.  The percentage completed is measured by the cost incurred to date compared to the estimated total cost on each contract.  This method is used as management considers expended cost to be the best available measure of progress on these contracts, which are expected to be completed within one year.  Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the lives of the respective contracts.  Deferred income represents the net amount due, or received, under contract terms in excess of the work completed to date.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.  Accumulated depreciation at December 31, 2016 and 2015 was $7,406 and $3,174, respectively.

License Agreement

The cost of the License Agreement (see Note 4) is being amortized on a straight-line basis over 20 years.  The License Agreement is reflected in the accompanying December 31, 2016 balance sheet net of accumulated amortization.  The license agreement is tested annually for impairment or earlier if an indication of impairment exists.  The Company believes that the license agreement is not impaired at December 31, 2016.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

2. Significant Accounting Policies (continued)

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2013 - 2015).

Basic and Diluted Net (Loss) per Share

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted income (loss) per share on the face of the statement of operations. Basic (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic (loss) and diluted (loss) per share are the same.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted ASU 2014-15, and accordingly management has assessed its ability to meet its obligations as they become due over the next twelve months.  Based on management’s assessment of the Company’s expected future revenue and expenses, management believes the Company can continue to operate as a going concern.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

2. Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $539,118 and $719,240 for the years ended December 31, 2016 and 2015, respectively.  Amounts payable to these entities amounted to $168,349 and $249,372 at December 31, 2016 and 2015, respectively.

Prepaid Expenses

Amounts were advanced in 2015 and 2016 to a consultant, who is also a stockholder and officer of the Company, for work committed to be performed in future periods under a contract with that consultant.  These advances totaled $13,500 in 2015 and $7,500 in 2016.

4. License Agreement

From late 2010 through November 15, 2012, Sustainable LLC entered into a series of agreements including a renewable 20-year engine technology License Agreement (the Contracts) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the License Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

The exclusive market rights of the License Agreement provide that Sustainable LLC make a cash payment of $200,000 for this exclusivity and issue common stock representing a small minority ownership position in the Company, along with periodic quarterly payments of $25,000 commencing six months after the initial $200,000 payment.  These payments reset to $50,000 per quarter after three payments, and are subject to further resets to up to $100,000 depending on engine sales volume.  Under certain circumstances, engine royalty fees and referral fees can increase the quarterly payment from time to time.  In the event of non-payment, Sustainable retains a non-exclusive license subject to royalty fees.

On May 15, 2013, in connection with the Merger (see Note 1), Sustainable LLC assigned the Contracts to Sustainable.  The Company, after acquiring 100% ownership interest in Sustainable, issued 2,435,430 shares to the Licensor which represents the small minority position in the Company as required under the terms of the License Agreement. At the time of issuance, these shares were valued at $48,709 representing the fair value of the RAMCO shares.

In addition, during the year ended December 31, 2013, the Company made payments of $13,000 that were applied against the initial $200,000 due under the terms of the License Agreement.

In the event the Company elects not to pay for exclusivity under the Technology Agreement, no cash payment or periodic increasing payments are due. During 2016, management has considered the nature of the $187,000 exclusive payment and determined that a more accurate presentation on the balance sheet is to net the contingent liability with the license agreement asset. Thus the contingent amount due, $187,000, has been netted against the amortized value of the License Agreement. The comparative 2015 presentation continues to reflect the asset and contingent liability on a gross basis.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

4. License Agreement (continued)

In connection with the November 5, 2013, proceeding described above (see Item 3) commenced by the Securities Division of the Arizona Corporation Commission (“ACC”), the Company learned that the Licensor had been classified as dissolved by the Delaware Division of Corporations after March 1, 2010 for failure to pay franchise taxes to the State of Delaware, and similarly classified by the ACC as of approximately the same time.

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the License Agreement had been classified as expired due to the Licensor’s failure to pay maintenance fees.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.  In addition, the Company had been informed by Deluge and Hydrotherm management that steps were being taken to have the corporate charters of each corporation reinstated, but may not be successful.

Since the Company learned about the Delaware actions and ACC proceedings, it has suspended payments under the License Agreement pending the resolution of this matter.

To the best of the Company’s knowledge at present, none of these issues presents a near-term hindrance to the Company’s continued focus on establishing and growing its engine technology business and the international patent rights remain intact.  However, even though the Company has obtained previously described rights to all forms of intellectual property covering the engine technology that is the subject of the Contracts, at this time there can be no assurance that the foregoing matters will not have a material adverse effect on the Company’s operations.

The accompanying December 31, 2016 balance sheet presents the carrying value of the license fee at $21,094, consisting of the $13,000 in licensing payments made under the License Agreement and $48,709, representing the fair value of shares issued to the Licensor, net of $40,615 in accumulated amortization.  The carrying value of the License Agreement at December 31, 2015 includes the $187,000 contingent payment and is reflected net of accumulated amortization of $31,000.  After careful assessment, the Company has concluded that no adjustment to the value of the Contracts should be made as a consequence of the Delaware actions and ACC complaint at the current time, but continues to monitor these proceedings.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 95.1% and 3.8% of the Company’s total income during the year ended December 31, 2016, and the same two customers accounted for 70.3% and 29.7% during the year ended December 31, 2015, respectively.

These two customers accounted for 81.9% and 2.3% of total accounts receivable at December 31, 2016 and for 43.9% and 56.1% respectively at December 31, 2015.

In addition, 14.4% of total receivables at December 31, 2016 were due to the Company from the County of Modoc, California upon the signing of an agreement to supply an engine as part of a project there (see Note 7).

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

6. Stock Issuance

The Company issued 227,273 shares of Common Stock, at market price, to a single investor during the third quarter of 2016 for a cash investment of $5,000.  All shares issued are restricted securities.

7. Commitments

Consultants

The Company entered into an agreement with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013, which was renewed on May 15, 2016. The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2016, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2013, which was renewed on May 15, 2016.  The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2016, or one year following his termination or voluntary resignation.

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

For 2016 and 2015, no amounts were paid to these officers nor were any amounts accrued.

Engine Agreement

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra low-grade heat into electricity.  The heat will be obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for expenses of up to $54,000.  The project will be managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed in the summer of 2017.

Receivable Acquisition and Management Corporation

Notes to Financial Statements

December 31, 2016

8. Income Taxes

There was no provision for income tax for the years ended December 31, 2016 and 2015.  The Company files a consolidated federal income tax return.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material.  There were approximately $870,000 in net operating loss carryforwards at December 31, 2016, and approximately $825,000 at December 31, 2015, representing a potential deferred tax asset.  The deferred tax asset amounted to approximately $290,000 and $275,000 at December 31, 2016 and 2015, respectively.  For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382.  Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

9. Subsequent Events

On January 20, 2017, the Company held its 2016 Annual Meeting of Shareholders.  At the meeting, various matters were submitted to a vote of the Company’s shareholders, and approved by a very large margin.  These included the election of five (5) directors, including new director Monirul Hoque, to serve until the next annual meeting of shareholders; ratification of the appointment of PKF O’Connor Davies LLP as the Company’s independent registered public accounting firm for the 2016 fiscal year; approval of an amendment to the Certificate of Incorporation to change the Company’s name to “PwrCor, Inc.”, and approval of a reverse stock split and corresponding amendment to the Certificate of Incorporation.  Advisory votes on executive compensation and the frequency of votes on executive compensation every three years were also approved.

Because the reverse stock split has not yet taken place, share and per share amounts have not been retroactively restated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2016 to ensure that:

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

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2016 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters.  At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases.  Additionally, we retain an outside consultant firm to assist in the financial reporting process.  We therefore conclude that our internal controls over financial reporting were effective as of December 31, 2016. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	61	Director, CEO and Interim CFO
James Valentino	74	Chairman of the Board of Directors
Peter Fazio	64	Director and COO
Wallace Baker	69	Director, Secretary and Chief Administrative Officer
Monirul Hoque	45	Director

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

WALLACE BAKER has served in the capacity of Chief Administrative Officer and director since May 2013.  He spent most of his career in the financial services industry as a financial analyst and an executive focused largely on corporate finance, financial modeling, controls and performance measurement, as well as corporate planning and strategy.  Mr. Baker was a founder of MetLife Trust Company and served on its Board of Directors, and subsequently became involved as a founder, early backer and/or principal in a number of emerging private companies. Mr. Baker has an undergraduate degree in Economics from Brown University, and an MBA in Finance from New York University.  He was elected corporate Secretary in December 2013.

MONIRUL HOQUE was elected to the Board in January 2017.  He has over 20 years of experience with global financial services firms including GE Capital, JP Morgan and Bank of America.  Mr. Hoque has been employed by Alliance Global Finance since November 2012, as a Special Situations and Growth Capital Private Equity Investor.  Earlier, he was employed by Sawmill Capital Partners as an Emerging Markets Financial Advisor, by Al Rayan Investments in Doha, Qatar, as Managing Director of the group focused on emerging markets, and by Bank of America Securities where he ran the Principal Financial Real Estate and Infrastructure Strategies Group.  He has worked in investment and corporate banking, private equity, real estate, and asset management, and has extensive experience in investing debt and equity products and their derivatives.  Mr. Hoque earned a master’s degree with honors in Finance from Columbia University. Through a combined degree program, he received a BS in Electrical Engineering from Columbia University and a BA in Physics from Bard College; both degrees were earned with honors.

Messrs. Fazio, Valentino, and Baker gained knowledge of the industry and the engine technology from working with or consulting for the Licensor for a period of time some years ago.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions and Director Independence,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board.

Code of Ethics

As of December 31, 2016, the Company has not adopted a Code of Ethics.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board.  The Board has conducted meetings as needed since the Closing of the Merger.  Each of our directors has attended all meetings either in person or via telephone conference.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2016 and 2015 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2016	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1].

Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page.  For 2016 and 2015, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2016.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2016.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Consulting Agreements

The Company entered into an agreement in 2013 and renewed in 2016 with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2016. The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2016, or one year following his termination or voluntary resignation.

The Company entered into an agreement in 2013 and renewed in 2016 with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2016. The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services.  The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2016, or one year following his termination or voluntary resignation.

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

For 2016 and 2015, no amounts were paid to these officers nor did any amounts accrue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of February 28, 2017, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 28, 2017 there were 200,739,432 shares of common stock outstanding.

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

NAME AND ADDRESS (1) OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	33,900,231	(3)	16.9%
Peter Fazio	34,444,353	(4)	17.1%
James Valentino	29,326,269	(5)	14.6%
Wallace Baker	29,456,540	(6)	14.7%
Monirul Hoque	1,325,000		0.7%
All Directors and Officers as a group	128,452,393		64.0%

Stanley and Laurie Altschuler, Joint Owners	10,583,404	(7)	5.3%
Max Khan	18,355,000	(8)	9.1%

(1) Except as otherwise set forth below, the address of each of the persons listed below is c/o Receivable Acquisition & Management Corporation, 60 E. 42nd Street, 46th Floor, New York, New York 10165.

(2) Based on 200,739,432 shares of Common Stock as of March 6, 2017.

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

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2016, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.  All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2016 consists of Consideration Shares that they received in connection with the Merger.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2016, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

In 2016, the Company incurred $73,530 in charges to Cornerstone Program Advisors Ltd for various consulting services.  Cornerstone Program Advisors Ltd provided such services to the Company in 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone.  As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife.  Mr. Telegades is the Chief Executive Officer of the Company.

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

Monirul Hoque was elected an independent director of the Company at our January 20, 2017, Annual Meeting of Shareholders.  We do not have an audit committee, compensation committee or nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2016 and December 31, 2015 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2016	PKF O’Connor Davies December, 2015

Audit Fees	$30,000	$30,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$30,000	$30,000

Audit Fees for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

4.1	2013 Equity Incentive Award Plan (3)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2), as amended

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2), as amended

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

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

RECEIVABLE ACQUISITION & MANAGEMENT CORPORATION

Dated: March 7, 2017	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades
Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 7, 2017

/s/ James Valentino
James Valentino	Chairman of the Board of Directors	March 7, 2017

/s/ Peter Fazio
Peter Fazio	Director	March 7, 2017

/s/ Wallace Baker
Wallace Baker	Director and Secretary	March 7, 2017

/s/ Monirul Hoque
Monirul Hoque	Director	March 7, 2017