Form 10-Q
period 2017-03-31
PwrCor, Inc.
filed 2017-05-15
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number: 001-09370

PWRCOR, INC.

(Exact Name of Registrant as Specified in the Charter)

Delaware	13-3186327
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, 46th Floor
New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 796-4097
(Registrant’s telephone number, including area code)

Receivable Acquisition & Management Corporation
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

As of May 11, 2017, there were 200,739,432 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Three Months Ended

March 31, 2017

PwrCor, Inc.

Balance Sheet

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS
Cash	$61,518	$90,764
Accounts receivable	232,715	258,151
Prepaid expenses and deposits	85,298	84,670
Total Current Assets	379,531	433,585

Intangible asset - license agreement	20,779	21,094

Fixed asset - engines, net of accumulated depreciation	12,696	13,754

Total Assets	$413,006	$468,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$381,157	$336,650
Deferred Income	4,145	34,587
Total Liabilities	385,302	371,237

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,739,432 shares issued and outstanding at March 31, 2017 and December 31, 2016	200,739	200,739
Additional paid-in capital	311,147	311,147
Retained earnings (deficit)	(484,182)	(414,690)
Total Stockholders’ Equity	27,704	97,196

Total Liabilities and Stockholders’ Equity	$413,006	$468,433

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2017	2016

INCOME
Project Management	$231,602	$228,702
Engine Business	30,442	-

Total Income	262,044	228,702

EXPENSES
Consulting fees	167,717	181,436
Engine Production	42,193	-
General and Administrative	44,576	40,267
Legal and other professional fees	77,050	27,658

Total Expenses	331,536	249,361

Net Income (Loss)	$(69,492)	$(20,659)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,739,432	200,512,159

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2016	200,739,432	$200,739	$311,147	$(414,690)	$97,196
Shares issued	-	-	-	-	-
Net Income (Loss)	-	-	-	(69,492)	(69,492)
Balance, March 31, 2017	200,739,432	$200,739	$311,147	$(484,182)	$27,704

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2017	2016

NET INCOME (LOSS)	$(69,492)	$(20,659)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	1,710	4,496
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	25,436	133,209
Increase (decrease) in accounts payable and accrued expenses	44,508	(172,963)
Decrease (increase) in prepaid expenses and deposits	(966)	(2,619)
Decrease (increase) in deferred revenue	(30,442)	-
Total Adjustments	40,246	(37,877)

Net Cash (Used) by Operating Activities	(29,246)	(58,536)

Net increase (decrease) in cash	(29,246)	(58,536)

Cash, beginning of period	90,764	119,167

Cash, end of period	$61,518	$60,631

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

1. Organization and Nature of Business

PwrCor, Inc. (the “Company” or “PwrCor”) was until the first quarter of 2017 named Receivable Acquisition and Management Corporation (“RAMCO”) and doing business as Cornerstone Sustainable Energy.  RAMCO, a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables.  RAMCO ceased investments in distressed consumer credit portfolios in September 2007 and since then was in the process of running off existing portfolios.

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

In January 2017, the Company’s shareholders approved a name change to PwrCor, Inc., which became effective in March 2017.

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund any possible growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

2. Significant Accounting Policies (cont’d)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At March 31, 2017, no allowance for doubtful accounts has been provided.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

2. Significant Accounting Policies (cont’d)

Income from engine sales contracts is recognized under the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract.  This method is used because management considers expended costs to be the best available measure of progress on these contracts.  Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Deferred income represents the net amount due, or received, under contract terms in excess of the work completed to date.

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

The Company has no potential dilutive instruments and accordingly basic income (loss) and diluted income (loss) per share are the same.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

2. Significant Accounting Policies (cont’d)

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities for the three months ended March 31, 2017 and 2016 amounted to $132,795 and $127,920, respectively.  Amounts payable to these stockholders and entities at March 31, 2017 and 2016 totaled $133,548 and $125,573, respectively.

4. License Agreement

From late 2010 through November 15, 2012, Sustainable LLC entered into a series of agreements including a renewable 20-year engine technology License Agreement (the “Contracts”) with a third party licensor (the “Licensor”) that developed engines capable of converting low grade heat into other forms of energy.  Under the terms of the License Agreement, Sustainable LLC obtained certain exclusive license rights in the engines developed by the Licensor which would permit Sustainable LLC to develop, manufacture and integrate such engines into its projects.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

4. License Agreement (cont’d)

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

In addition, during the fiscal year ended December 31, 2013, the Company made payments of $13,000 that were applied against the initial $200,000 cash payment as stated under the terms of the Technology Agreement.

At March 31, 2017, the Technology Agreement has been presented on the balance sheet net of accumulated amortization of $40,930.

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

In performing due diligence in regard to the status of the Licensor, the Company subsequently also learned that two United States patents that were licensed to the Company under the Agreement have been classified as expired due to the Licensor’s failure to pay maintenance fees thereon.  In conjunction with the Licensor, in April 2015, the Company arranged for the principal United States patent to be reinstated, and it is now again in effect.  In addition, the Company had been informed by Licensor’s management that steps were being taken to have the Delaware dissolution remedied, but may not be successful.

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

Two customers accounted for 90.1% and 9.9%, respectively, of total project management income during the three months ended March 31, 2017, and two customers accounted for 98.1% and 1.9%, respectively, during the three months ended March 31, 2016.

Two customers accounted for 90.1% and 9.9%, respectively, of total accounts receivable at March 31, 2017, and for 81.7% and 16.0%, respectively, at March 31, 2016.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

6. Commitments

Engine Agreement

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra low-grade heat into electricity.  The heat will be obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624. The Company has estimated that the total costs to be incurred in connection with this contract will be $135,375, thus resulting in an $11,751 loss.  This total loss amount has been recognized in the accompanying statement of operations for the quarter ended March 31, 2017.  The project will be managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed by the fall of 2017.

7. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued, and determined there were none to report.

* * * * *

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2016, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation, completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and assumed the operations of each of these entities (the “Merger”).  Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables; those operations were ceased and collections on any remaining receivables are being run off.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  Shareholders approved a name change to PwrCor, Inc. at the shareholder meeting in January, 2017.  The Company has refocused on managing energy infrastructure projects and developing applications for a licensed environmentally benign heat engine with particular focus on the geothermal and independent power production markets.

Results of Operations

During the three month period ended March 31, 2017, the Company had a net (loss) of ($69,492) on revenues of $262,044, versus a net (loss) of ($20,659) on revenues of $228,702 in the three month period ended March 31, 2016.  The results in the first fiscal quarter of 2017 showed an increase in the loss due primarily to increased expenditures on shareholder activities including an annual meeting and investor relations.

Revenue

In the three month period ended March 31, 2017, revenues showed a 14.6% increase as compared to the corresponding period in 2016.  The revenue increase for the period is primarily a consequence of income from engine sales contracts from the previously announced engine project in California.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2017 were $331,536, versus $249,361 during the three month period ended March 31, 2016.  The increase in operating expenses in the three month period in 2017 against the corresponding period in 2016 was principally due to the increased expenditures on shareholder activities noted above and from expenses related to the engine project.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended March 31, 2017, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2017, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($5,771) versus working capital of $62,348 as of year ended December 31, 2016.   This change is principally due to a decline in cash and accounts receivable.

As of March 31, 2017, the Company had net cash of $61,518 versus $90,764 at December 31, 2016. For the three months ended March 31, 2017, net cash (used) by operating activities was ($29,246) versus ($58,536) for the three months ended March 31, 2016.  The change in net cash used by operating activities for the three month period in 2016 to net cash used by operating activities in the recent three month period resulted largely from changes in working capital accounts.

For the three month periods ended March 31, 2017 and March 31, 2016, no cash was expended or provided by investing activities or by financing activities.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund any possible growth.  The Company has been exploring options and alternatives for raising additional capital to cover any working capital needs and its contractual obligation, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2017, and does not expect any material income tax liability for the period.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. He has concluded that, as of March 31, 2017, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2016 from which there have been no material changes.

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

PWRCOR, INC.

Date: May 12, 2017	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)