Form 10-Q
period 2017-06-30
PwrCor, Inc.
filed 2017-08-11
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 11, 2017, there were 200,739,432 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Six Months Ended

June 30, 2017

PwrCor, Inc.

Balance Sheet

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash	$79,794	$90,764
Accounts receivable	250,718	258,151
Prepaid expenses and deposits	84,465	84,670
Total Current Assets	414,977	433,585

Intangible asset - license agreement	20,464	21,094

Fixed asset - engines, net of accumulated depreciation	11,638	13,754

Total Assets	$447,079	$468,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$442,396	$336,650
Deferred Income	-	34,587
Total Current Liabilities	442,396	371,237

Common stock, $0.001 par value: 325,000,000 shares authorized; 200,739,432 shares issued and outstanding at June 30, 2017 and December 31, 2016	200,739	200,739
Additional paid-in capital	311,147	311,147
Retained earnings (deficit)	(507,203)	(414,690)
Total Stockholders’ Equity	4,683	97,196

Total Liabilities and Stockholders’ Equity	$447,079	$468,433

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

INCOME
Project Management	$235,632	$245,331	$467,234	$474,032
Engine Business	27,290	-	57,732	-

Total Income	262,922	245,331	524,966	474,032

EXPENSES
Consulting fees	176,567	189,959	344,284	371,394
General and Administrative	90,979	41,339	177,748	81,606
Legal and other professional fees	18,397	13,619	95,447	41,277

Total Expenses	285,943	244,917	617,479	494,277

Net Income (Loss)	$(23,021)	$414	$(92,513)	$(20,245)

Net Income (Loss) per Common Share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	200,739,432	200,512,159	200,739,432	200,512,159

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2016	200,739,432	$200,739	$311,147	$(414,690)	$97,196
Net Income (Loss)	-	-	-	(92,513)	(92,513)
Balance, June 30, 2017	200,739,432	$200,739	$311,147	$(507,203)	$4,683

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2017	2016

NET INCOME (LOSS)	$(92,513)	$(20,245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,421	8,991
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	7,433	79,974
Increase (decrease) in accounts payable and accrued expenses	105,747	-
Increase (decrease) in deferred revenue	(34,587)	-
Decrease (increase) in prepaid expenses and deposits	(471)	(9,152)
Total Adjustments	81,542	(21,355)

Net Cash Provided (Used) by Operating Activities	(10,970)	(41,599)

Cash, beginning of period	90,764	119,167

Cash, end of period	$79,794	$77,568

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

June 30, 2017

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

Cornerstone Program Advisors LLC (“Cornerstone”) is a Delaware limited liability company formed on January 5, 2009. Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund all of its contractual obligations and to fund growth.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2017, no allowance for doubtful accounts has been provided.

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

PwrCor, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

2. Significant Accounting Policies (continued)

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

PwrCor, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

2. Significant Accounting Policies (continued)

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: “Presentation of Financial Statements--Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted ASU 2014-15, and accordingly management has assessed its ability to meet its obligations as they become due over the next twelve months.  Based on management’s assessment of the Company’s expected future revenue and expenses, management believes the Company can continue to operate as a going concern.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $265,458 and $272,949 for the six months ended June 30, 2017 and 2016, respectively.  Amounts payable to these stockholders and entities at June 30, 2017 and 2016 totaled $128,444 and $184,383, respectively.

4. License Agreement

During the period from late 2010 to late 2012, Sustainable LLC entered into a series of agreements including a renewable 20-year engine technology License Agreement (the “Contracts”) with a third party licensor (the “Licensor”) that had developed engines capable of converting low grade heat into other forms of energy. Under the terms of the Contracts, Sustainable LLC obtained exclusive, renewable 20-year license rights in the engines developed by the Licensor (the “License Agreement”) as well as the rights to develop, manufacture and integrate such engines into its projects.

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

June 30, 2017

(Unaudited)

4. License Agreement (continued)

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

At June 30, 2017, the License Agreement has been presented on the balance sheet net of accumulated amortization of $41,245.

In the event the Company elects not to pay for exclusivity under the License Agreement, no cash payment or periodic increasing payments are due.

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

After careful assessment, the Company has concluded that no adjustment to the value of the Contracts or amounts due thereunder should be made at the current time.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 90.1% and 9.9%, respectively, of total project management income during the six months ended June 30, 2017, and two customers accounted for 96.2% and 2.9%, respectively, during the six months ended June 30, 2016.

Two project management customers accounted for 85.5% and 5.2%, respectively, of total accounts receivable at June 30, 2017, and for 92.5% and 5.7%, respectively, at June 30, 2016.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

6. Commitments

Engine Agreement

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra low-grade heat into electricity.  The heat will be obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624. The Company has estimated that the total costs to be incurred in connection with this contract will be $163,049, thus resulting in a $39,425 loss.  This total loss amount has been recognized in the accompanying statement of operations for the period ended June 30, 2017.  The project will be managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed by the fall of 2017.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and the Company assumed the operations of each of these entities (the “Merger”).  Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables; those operations were ceased and collections on any remaining receivables are being run off.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  Shareholders approved a name change to PwrCor, Inc. at the shareholder meeting in January, 2017.  The Company has refocused on managing energy infrastructure projects and developing applications for an environmentally benign heat conversion technology with particular focus on the geothermal and independent power production markets.

Results of Operations

During the three and six month periods ended June 30, 2017, the Company had a net loss of ($23,021) and ($92,513), respectively, on revenues of $262,922 and $524,966, respectively, versus net income of $414 and net (loss) of ($20,245) on revenues of $245,331 and $474,032, respectively, in the three and six month periods ended June 30, 2016.  The net loss in the most recent three month period in 2017 as compared to the corresponding period last year was due primarily to costs of parts and materials to be used in the engine to be delivered to Modoc County.  The larger net loss in the six month period in 2017 as compared to the corresponding period last year was due to both an increase in professional fees associated with our shareholder meeting and stockholder communications as well as the increased costs associated with the Modoc County project noted previously.

Revenue

Revenues from the Company’s major customer showed a slight decline of approximately 4% while the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2016 to 2017 due primarily to client coverage of direct related expenses.  This gross profit for the six month period ended June 30, 2017, was 21% of revenues, versus 20% for the corresponding period in 2016.

Revenue increased 7% and 11%, respectively, for the three and six month periods ended June 30, 2017, as compared to the corresponding periods from 2016. This is primarily due to recognition of revenue on the Modoc County project.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2017 were $285,943 and $617,479 respectively, versus $244,917 and $494,277, respectively, during the three and six month periods ended June 30, 2016.  The 17% increase in operating expenses in the three month period in 2017, as well as the 25% increase in operating expenses in the six month period in 2017, against the corresponding periods in 2016, are due to an increase in professional fees associated with our shareholder meeting and stockholder communications, as well as the increased costs associated with the Modoc County project noted above.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2017, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2017, the Company had a working capital deficit of ($27,419) versus working capital of $62,348 as of the year ended December 31, 2016.  The change to a deficit was primarily due to an increase in accrued costs, mostly associated with the Modoc County project.

For the period ended June 30, 2017, the Company had cash of $79,794 versus $90,764 at December 31, 2016.  For the six months ended June 30, 2017, net cash (used) by operating activities was ($10,970) versus net cash (used) by operating activities of  ($41,599) for the six months ended June 30, 2016.  The improvement in net cash from operating activities was primarily due to an increase in accounts payable and accrued costs.

For the six months ended June 30, 2017, there was no net cash provided or used by financing or investing activities, unchanged from the six months ended June 30, 2016.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund all of its contractual obligation and to fund growth.  The Company has been exploring options and alternatives for raising additional capital to cover any working capital needs and its contractual obligation, and to fund growth initiatives in its identified markets.  However, there can be no assurance that the Company will be able to raise sufficient capital on acceptable terms.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2017, and does not expect any material income tax liability for the period.  There were no income and related taxes for 2016 paid in the quarter ended June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. He has concluded that, as of June 30, 2017, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Subsequent to June 30, 2017, the Company received a demand letter from the principal of the Licensor claiming that an aggregate total of $1,104,367 was due to the Licensor under the License Agreement, and to the principal for consulting work.  The Company and its counsel believe that the claims are without merit and would vigorously defend any potential lawsuit.

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

PWRCOR, INC.

Date: August 11, 2017	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)