Form 10-Q
period 2017-09-30
PwrCor, Inc.
filed 2017-11-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]

As of November 13, 2017, there were 207,329,432 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Nine Months Ended

September 30, 2017

PwrCor, Inc.

Balance Sheet

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash	$465,789	$90,764
Accounts receivable	267,281	258,151
Prepaid expenses and deposits	57,800	84,670
Total Current Assets	790,870	433,585

Intangible asset - license agreement	-	21,094

Fixed asset - engines, net of accumulated depreciation	23,877	13,754

Total Assets	$814,747	$468,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$485,246	$336,650
Deferred Income	-	34,587
Total Current Liabilities	485,246	371,237

Common stock, $0.001 par value: 325,000,000 shares authorized; 206,679,432 and 200,739,432 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	206,679	200,739
Additional paid-in capital	896,207	311,147
Retained earnings (deficit)	(773,385)	(414,690)
Total Stockholders’ Equity	329,501	97,196

Total Liabilities and Stockholders’ Equity	$814,747	$468,433

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

INCOME
Project Management	$243,000	$240,812	$710,234	$714,844
Engine Business	8,066	-	65,798	-

Total Income	251,066	240,812	776,032	714,844

EXPENSES
Consulting fees	175,299	194,050	519,583	558,165
Engine Business	51,384	-	148,542	-
Research & Development	180,501	-	180,501	-
General and Administrative	55,582	32,782	136,172	114,387
Legal and other professional fees	54,482	22,703	149,929	63,980

Total Expenses	517,248	249,534	1,134,727	736,532

Net Income (Loss)	$(266,182)	$(8,722)	$(358,695)	$(21,688)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	201,339,762	200,544,414	200,986,270	200,566,272

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2016	200,739,432	$200,739	$311,147	$(414,690)	$97,196
Shares issued in exchange for professional services	150,000	150	11,850	-	12,000
Shares issued for invested capital	6,000,000	6,000	594,000	-	600,000
Shares retired	(210,000)	(210)	(20,790)	-	(21,000)
Net Income (Loss)				(358,695)	(358,695)
Balance, September 30, 2017	206,679,432	$206,679	$896,207	$(773,385)	$329,501

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2017	2016

NET INCOME (LOSS)	$(358,695)	$(21,668)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	4,974	13,487
Professional fees paid with common stock	12,000	-
Cancellation of License Agreement	20,307	-
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(9,130)	(16,994)
Increase (decrease) in accounts payable and accrued expenses	148,597	(53,890)
Increase (decrease) in deferred revenue	(34,587)	-
Decrease (increase) in prepaid expenses and deposits	46,857	(6,850)
Total Adjustments	189,017	(64,198)

Net Cash Provided (Used) by Operating Activities	(169,678)	(85,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,297)	-

Net Cash (Used in) Investing Activities	(13,297)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued	600,000	-

Net Cash Provided by Financing Activities	600,000	-

Net increase(decrease) in cash	375,025	(85,885)

Cash, beginning of period	90,764	119,167

Cash, end of period	$465,789	$38,282

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of professional fees with common stock	12,000	-
Retirement of common stock	21,000	-

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

1. Organization and Nature of Business

PwrCor, Inc. (the “Company” or “PwrCor”) was until the first quarter of 2017 named Receivable Acquisition & Management Corporation (“RAMCO”) and doing business as Cornerstone Sustainable Energy.  RAMCO, a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables.

Cornerstone Program Advisors LLC (“Cornerstone”), a Delaware limited liability company, is an energy infrastructure project management company focused on healthcare and higher learning institutions. Sustainable Energy Industries, Inc. (“Sustainable”) is a New York corporation involved in developing and improving the efficiency of energy infrastructure using advanced proprietary technologies.  As a result of a reverse merger acquisition (the “Merger”) between RAMCO, Cornerstone, and Sustainable during 2013, the Company adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy.

In January 2017, the Company’s shareholders approved a name change to PwrCor, Inc., which became effective in March 2017.

Note 2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund growth.  The Company raised $600,000 in capital during the quarter ended September 30, 2017 and, over time, expects to seek additional capital to cover any working capital needs, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2016.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2017, no allowance for doubtful accounts has been provided.

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

PwrCor, Inc.

Notes to Financial Statements

September 30, 2017

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

The Company’s outstanding warrants are anti-dilutive, and accordingly basic (loss) and diluted (loss) per share are the same.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company will adopt ASU 2014-09 during the first quarter of fiscal 2018. Management evaluated the provisions of this statement and has determined that the adoption of ASU 2014-09 will have no material impact on the Company's financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: “Presentation of Financial Statements--Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update were effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted ASU 2014-15, and accordingly management has assessed its ability to meet its obligations as they become due over the next twelve months.  Based on management’s assessment of the Company’s expected future revenue and expenses, management believes the Company can continue to operate as a going concern.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $402,748 and $413,457 for the nine months ended September 30, 2017 and 2016, respectively.  Amounts payable to these stockholders and entities at September 30, 2017 and 2016 totaled $131,711 and $218,806, respectively.

4. License Agreement

At the time of the Merger, Sustainable had a series of agreements including an exclusive, renewable 20-year engine technology License Agreement (the “Contracts”) with a third party licensor (the “Licensor”) that had developed engines capable of converting low grade heat into other forms of energy.  These agreements were assigned to the Company.  Under the terms of the License, it could be cancelled by the Company during the term once the patents upon which it was based expired.  The newer of two patents expired in August of 2017, and the Company elected at that time to exercise its right to confirm the Licensee’s cancellation of the License Agreement.

The Licensor had been classified in 2010 as dissolved by the Delaware Division of Corporations, and similarly by the Arizona Corporation Commission, and has not reinstated its charters.  Despite this status, during July, 2017, the Company received a demand letter from the principal of the Licensor claiming that an aggregate total of $1,104,367 was due to the Licensor under the License Agreement, and to the principal for consulting work.  The Company and its counsel believe that the claims are without merit and would vigorously defend any potential lawsuit.  The Company believes it has no outstanding obligation to the Licensor, and has taken the remaining unamortized asset value of the License Agreement, $20,307, as a charge against earnings in the current quarter.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 91.6% and 7.2%, respectively, of total project management income during the nine months ended September 30, 2017, and two customers accounted for 95.9% and 3.6%, respectively, during the nine months ended September 30, 2016.

Two project management customers accounted for 97.8% and 2.2%, respectively, of total project management accounts receivable at September 30, 2017, and for 93.6% and 6.4%, respectively, at September 30, 2016.  Project management accounts receivable constituted 86.4% of receivables at September 30, 2017, but all of receivables as of September 30, 2016.

6. Commitments

Engine Agreement

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra-low-grade heat into electricity.  The heat will be obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

6. Commitments (continued)

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624. The Company has estimated that the total costs to be incurred in connection with this contract will be $206,395, thus resulting in a $82,771 loss.  This total loss amount has been recognized in engine business expenses in the accompanying statement of operations for the period ended September 30, 2017.  The project is being managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed in the fall of 2017.

7. Stock Issuance

In September 2017, the Company issued 6,000,000 shares of common stock at a per share price of $0.10 to eight individual investors in return for a capital infusion of $600,000.  Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.  The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

8. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

In October, 2017, the Company issued an additional 650,000 shares of common stock at a per share price of $0.10 to five investors in return for a capital infusion of $65,000.   Similar to the shares issued in September, 2017, each share issued is accompanied by a warrant for one-half share of common stock with an exercise price of $0.30 per share.

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

Results of Operations

During the three and nine month periods ended September 30, 2017, the Company had a net loss of ($266,182) and ($358,695), respectively, on revenues of $251,066 and $776,032, respectively, versus a net loss of ($8,722) and ($21,688) on revenues of $240,812 and $714,844, respectively, in the three and nine month periods ended September 30, 2016.  The net loss in the most recent three month period in 2017 as compared to the corresponding period last year was due primarily to costs for research and development and the costs of parts and materials to be used in the engine to be delivered to Modoc County, as well as costs associated with the Company’s efforts to raise capital.  The larger net loss in the nine month period in 2017 as compared to the corresponding period last year was due to the increased costs associated with research and development and the costs related to the Modoc County project noted previously, as well as an increase in professional fees associated with our shareholder meeting stockholder communications and efforts to raise capital.

Revenue

Revenues from the Company’s major customer showed a slight decline of approximately 6% while the margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2016 to 2017 due primarily to client coverage of direct related expenses.  This gross profit for the nine month period ended September 30, 2017, was 19% of revenues, versus 18% for the corresponding period in 2016.

Revenue increased 4.3% and 8.6%, respectively, for the three and nine month periods ended September 30, 2017, as compared to the corresponding periods from 2016. This is primarily due to recognition of revenue on the Modoc County project.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2017 were $517,248 and $1,134,727 respectively, versus $249,534 and $736,532, respectively, during the three and nine month periods ended September 30, 2016.  The 107% increase in operating expenses in the three month period in 2017 as compared to the corresponding period in 2016 was due primarily to the costs associated with research and development and the costs related to the Modoc County project, as well as professional fees associated with our efforts to raise capital.  The 54% increase in operating expenses in the nine month period in 2017, against the corresponding period in 2016, was due to the increased costs associated with research and development and the costs related to the Modoc County project noted above, as well as an increase in professional fees.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended September 30, 2017, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a working capital of $305,624 versus working capital of $62,348 as of the year ended December 31, 2016.  The change was primarily due to increased capital obtained through a private placement in the third quarter.

For the period ended September 30, 2017, the Company had cash of $465,789 versus $90,764 at December 31, 2016.  For the nine months ended September 30, 2017, net cash (used) by operating activities was ($169,678) versus net cash (used) by operating activities of  ($85,885) for the nine months ended September 30, 2016.  The change in net cash from operating activities was primarily due to an increase in accounts payable and accrued expenses, including professional, research and development, and project costs as detailed above.

For the nine months ended September 30, 2017, net cash of ($13,297) was used by investing activities in the purchase of fixed assets, and $600,000 was provided by financing activities from funds raised in a private placement.  There was no net cash provided or used by financing or investing activities in the nine months ended September 30, 2016.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, including the $665,000 in capital financing received this year, will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund significant growth.  The Company has been exploring options and alternatives to fund growth initiatives in its identified markets.  However, there can be no assurance that the Company will be able to raise sufficient capital on acceptable terms.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the nine month period ended September 30, 2017, and does not expect any material income tax liability for the period.  There were no income and related taxes for 2016 paid in the quarter ended September 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. He has concluded that, as of September 30, 2017, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Subsequent to September 30, 2017, the Company received a demand letter from the principal of the Licensor claiming that an aggregate total of $1,104,367 was due to the Licensor under the License Agreement, and to the principal for consulting work.  The Company and its counsel believe that the claims are without merit and would vigorously defend any potential lawsuit.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company has previously reported on a Form 8-K for October 12, 2017, the sale of an aggregate of $665,000 of restricted securities. During the quarter ended September 30, 2017, the Company issued 6,000,000 shares of common stock at a per share price of $0.10 to eight individual investors in return for gross proceeds of $600,000.  The sale was of units (the “Units”) of the Company’s securities.  Each Unit, sold at $0.10 per Unit, consisted of one restricted share of Common Stock and one warrant to purchase one-half share of Common Stock exercisable at $0.30 per share (the “Warrants”).  The Warrants may be redeemed, in whole or in part, on at least twenty (20) days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty (20) consecutive trading days ending with three (3) business days prior to the redemption notice.

The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

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

PWRCOR, INC.

Date: November 14, 2017	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)