Form 10-K
period 2017-12-31
PwrCor, Inc.
filed 2018-03-30
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-09370

PWRCOR, INC.

(Name of Small Business Issuer in its Charter)

Delaware	13-3186327
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, Suite 4600 New York, NY	10165
(Address of principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was $7,418,704.

As of March 29, 2018, there were 207,662,722 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

iii

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “PwrCor, Inc.,” “PwrCor,” “the Company,” “we,” “us,” and “our” refer to PwrCor, Inc. and its wholly owned subsidiaries, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc.

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

PART I

ITEM 1. BUSINESS

We are a Delaware corporation whose principal office is located at 60 E. 42nd Street, Suite 4600, New York, NY 10165. Unless the context otherwise requires, the terms “we”, “us”, “our”, or “the Company” as used herein refer to PwrCor, Inc. and our subsidiaries, Cornerstone Program Advisors LLC  (“Cornerstone”) and Sustainable Energy Industries, Inc. (“Sustainable”).  Until March 3, 2017, the Company was named Receivable Acquisition & Management Corporation, and did business as Cornerstone Sustainable Energy.

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a range of commercial customers and to institutions such as hospitals and universities. The Company has begun to expand and transform its business to take advantage of opportunities in the alternative energy and clean energy arenas.

The Company has two major business components. The first major business component is the management of infrastructure projects for commercial and institutional customers. These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services. Generally, the Company acts as the representative of the customer in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the customer.  The Company has competitors, some of which are very large and well-recognized, but, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position.  The Company operates in this first business component under its subsidiary, Cornerstone, a Delaware limited liability company, which it acquired in a merger on May 15, 2013 (the “Merger”).

The second major business component is the commercialization of its own proprietary engine technology which converts low-grade heat to mechanical energy.  The Company is actively marketing the technology particularly for power generation.  Approximately a year ago, the Company received its initial order for an engine based on this technology, has engineered and manufactured that engine specifically configured for power generation, and is in the process of completing that installation.  The technology used is non-polluting and entirely “green.” Based on its knowledge of the industry, management believes that the Company’s technology is arguably superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates effectively at lower temperature ranges and heat flow volume than any others in the market.  The engines in this configuration promise to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies.  Although the engine is readily built to order of common parts and components, continued material investments expected to be required by the Company.  The Company has begun to generate initial revenues through this business component.  The Company operates in this second major business component under its subsidiary, Sustainable, a New York corporation, which it acquired in the May 15, 2013 Merger.

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

The Company’s primary markets are (i) large domestic non-profit institutions and organizations, particularly where electricity rates are high, and currently localized in the Northeast; (ii) the waste-heat-to-energy and geothermal marketplace, primarily domestic, typically power generation; and (iii) the independent power producer market, also primarily domestic.  All of these markets are large and multifaceted with no dominant customers.

Cornerstone is an energy infrastructure project management company focused on healthcare and higher learning institutions.  Sustainable is focused on the alternative energy business, with an emphasis on its proprietary “green” engine technology.

Prior to 2013, the Company was in the business of acquiring portfolios of performing, sub-performing and non-performing consumer and commercial receivables. The Company is no longer in this business.

Strategy

The Company is pursuing three growth initiatives:

(1)

Acquiring and applying “cleantech solutions” - technology, equipment and methods to solve client needs and provide a competitive advantage, such as cleantech engine technology. In the first such acquisition, the Company merged with Sustainable, the holder of manufacturing and sales rights for an engine technology that has since been abandoned by the Company in favor of a superior technology for which it has committed development resources in research and development, and for which it has acquired exclusive worldwide rights under an agreement described in the section beginning at the bottom of this page.

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

The other market is the waste-heat-to-energy industry. The industry involves technologies for converting wasted heat or geothermal heat to power production. One example is the enormous and largely unexploited low-grade geothermal market.  Vast geothermal resources are currently untapped because earlier technologies were incapable of converting low-grade heat and low volume heat flows into power. The Company has a proprietary technology that can be utilized to convert this enormous natural resource into baseload power.

Technology Market, License and Agreements

The waste-heat-to-energy market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it. However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels.  The geothermal market in the U.S. alone has approximately 3200MW of installed capacity. Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet far from as low as those at which the Company’s technology can operate.  Currently, an additional 4300MW is in some stage of development, representing an anticipated investment of some $13-$17 billion. Although the Company’s technology can be configured to operate in the entire range of temperatures, its prime market is in these untapped lower temperature resources.  This is in addition to a related market opportunity for adding this technology to capture waste heat from existing higher-temperature geothermal plants in a “bottoming cycle”, enabling them to increase output from an already-tapped resource.

The Company's technology is also well suited to the waste heat recovery market as related to industries that create wasted heat as a result of their manufacturing or production processes.  This market is well defined and, according to a report published by the U.S. Department of Energy, “The United States industrial sector accounts for approximately one-third of all energy used in the United States, consuming approximately 32 quadrillion (million billion) BTUs of energy annually and emitting about 1,680 million metric tons of carbon dioxide associated with this energy use.”  The opportunity in the waste heat recovery market is substantial.  The report continues, “A valuable alternative approach to improving overall energy efficiency is to capture and reuse the lost or ‘waste heat’ that is intrinsic to all industrial manufacturing. During these manufacturing processes, as much as 20% to 50% of the energy consumed is ultimately lost via waste heat contained in streams of hot exhaust gases and liquids, as well as through heat conduction, convection, and radiation from hot equipment surfaces and from heated product streams.  In some cases, such as industrial furnaces, waste heat recovery can improve energy efficiency by 10% to as much as 50%.”

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

In the third quarter of 2017, when patents had expired on technology the Company had licensed from a third party, the Company terminated the agreements it had with that party, a business which had not successfully commercialized its technology and which no longer had any active business.

In the fourth quarter of 2017, the Company finalized an intellectual property License Agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”).  TTH is an affiliated entity owned equally by two entities controlled, respectively, by two directors of the Company, who also serve in management positions with TTH.  TTH is the owner of certain patent applications and the inventions relating to the Company’s proprietary engine technology (the “Licensed Patents and Technical Information”).  The Licensed Patents and Technical Information were developed by an independent non-profit research institute (the “Contractor”).  All work done by the Contractor was paid for by TTH.  TTH, rather than the Company, was at risk if the research, development, engineering and design work were of little or no value.  Furthermore, the work performed by the Contractor for TTH was confidential for competitive business reasons.

The Patent License grants the Company a worldwide license to use the Technical Information to make, use or sell any products (the “Licensed Products”) and/or services which would be covered by any Licensed Patent.  Although the license is non-exclusive, TTH may not license these specific Licensed Patents and Technical Information to any competitive entity, or to any other entity without the prior written consent of the Company.

The Company agreed to pay TTH a royalty equal to five (5%) percent of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000, towards which $94,500 was paid in 2017.  The Patent License will terminate upon the expiration of all Licensed Patents.  The Company may terminate the agreement on ninety (90) days’ prior written notice.  TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

The Company has branded its engine technology “PwrCor™”.

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra-low-grade heat into electricity.  The heat is being obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for expenses of up to $54,000.  The project is being managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is in the process of being completed.

Employees

As of December 31, 2017, the Company had four consultants as officers under consulting agreements, with Thomas Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer and Corporate Secretary; and James Valentino, the non-executive Chairman; and no part-time employees.  See Item 11 “Executive Compensation” below.  Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients.  Their staffing levels vary depending on the number and size of infrastructure projects underway.  The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its headquarters office at 60 E. 42nd Street, Suite 4600, New York, NY 10165. The Company leases facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for a total at year end 2017 of approximately $4,300 a month.  No leases exceed one year in duration.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “CSEI”.  The Company changed its symbol from “CSEI” to “PWCO” effective March 29, 2017 as a result of the Company’s name change.  The Company’s common stock had been quoted on the OTC Markets under the symbol “RCVA” since October 2004.

The last reported price as of March 29, 2018 was $0.1701 per share.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by OTC Markets:

Fiscal Year 2016	High	Low
First Quarter	$0.065	$0.019
Second Quarter	0.04	0.018
Third Quarter	0.0289	0.0103
Fourth Quarter	0.0802	0.01

Fiscal Year 2017	High	Low
First Quarter	$0.45	$0.06
Second Quarter	0.105	0.0551
Third Quarter	0.18	0.09
Fourth Quarter	0.51	0.16

Fiscal Year 2018	High	Low
First Quarter through March 29, 2018	$0.26	$0.11

Holders

As of March 29, 2018 there were 262 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2017. See Item 11 - “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation, completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and assumed the operations of each of these entities (the “Merger”).  Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables; those operations were ceased and collections on any remaining receivables are being run off.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace.  Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company has refocused on managing energy infrastructure projects and developing applications for a proprietary environmentally benign heat conversion technology with particular focus on the geothermal and waste-heat-to-energy production markets.

Shareholders approved a name change to PwrCor, Inc. at the shareholder meeting in January, 2017.  The corporate name change in Delaware to “PwrCor, Inc.” was effective on March 3, 2017.  The name change had been approved by a large majority of shareholder votes at the Company’s shareholder meeting earlier in the year.

Results of Operations

Year ended December 31, 2017 as compared with December 31, 2016.

Revenue

During the year ended December 31, 2017, the Company had a net loss of ($693,615) on revenues of $955,938, versus a net loss of ($23,828) on revenues of $945,619 in the year ended December 31, 2016.  The increased loss was substantially due to the expenditures the Company devoted to the project for Modoc County, CA, and for related research and development.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has improved slightly from 2016 to 2017.  The gross profit for that activity for the year ended December 31, 2017 was approximately 20% of project management revenues, versus approximately 19% in 2016.

The revenue increase for the year ended December 31, 2017, as compared to the prior year was a consequence of income recognition for the Modoc County project, which more than offset a modest decline in project management revenue.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 were $1,649,553, versus $969,447 during the year ended December 31, 2016.  The 70% increase in operating expenses in 2017 as compared with 2016 is primarily due to expenditures on the Modoc County project and related research, development, and fulfillment in the aggregate of $564,236 versus zero for 2016, and to a lesser extent on higher professional fees for legal and investor relations work.

General and Administrative expenses for the year ended December 31, 2017 were $163,881, versus $150,418 during the year ended 2016.  The bulk of this increase was attributable to higher expenses associated with business development, shareholder relations, and the Modoc County project.  Legal and other professional fees increased to $194,932 in 2017 from $92,286 in 2016 as the Company prepared for and conducted both a shareholder meeting and a private placement.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2017, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2017, the Company had a working capital deficit of ($57,073) versus working capital of $62,348 as of year ended December 31, 2016.  This change was due to the financial commitments made on the Modoc County project in late 2017, which despite a somewhat improved cash position resulted in substantially increased payables, which decreased working capital.

As of December 31, 2017, the Company had net cash of $114,217 as compared with $90,764 at December 31, 2016. At the end of 2017, net cash (used) by operating activities was $(533,750) as compared with $(33,403) at December 31, 2016.  The increase in net cash used by operating activities was primarily due to expenditures associated with both research and development costs, and the Modoc County project.

At the end of 2017, there was $665,000 net cash provided by financing activities versus $5,000 during 2016.  This increase was due to a financing in late 2017, wherein the Company raised gross proceeds of $665,000 in a private placement of common stock to investors.

In late 2016, the Company completed the bulk of its work on the planning phase of a major infrastructure project at one long-time customer.  Continued but limited activity related to regulatory authority approvals and permitting has been taking place since that time.  An implementation phase is expected to begin in the near future, but no date has been set, and there is no assurance that the Company will be selected to manage that phase.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months. However, the Company expects to seek additional capital to cover any working capital needs and its contractual obligation discussed below, and to fund growth initiatives in its identified markets. There can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company has paid modest taxes to New Jersey, New York State and New York City, and does not expect any material income tax liability for the period ended December 31, 2017.

Contractual Obligations

Separately, as noted in Item 1 above, the Company has signed an agreement with the County of Modoc, California, committing the Company to provide an engine to convert ultra-low-grade heat from a geothermal resource into electricity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PwrCor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PwrCor, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2012.

New York, NY

March 30, 2018

PwrCor, Inc.

Balance Sheet

	December 31, 2017	December 31, 2016

ASSETS
Cash	$114,217	$90,764
Accounts receivable, net of allowance for doubtful accounts	215,993	258,151
Prepaid expenses and deposits	54,667	84,670
Total Current Assets	384,877	433,585

Fixed Assets, net of accumulated depreciation	22,154	13,754

Intangible asset - license agreement	94,500	21,094

Total Assets	$501,531	$468,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$441,950	$336,650
Deferred Income and Accrued Compensation	-	34,587
Total Current Liabilities	441,950	371,237

Common stock, $0.001 par value: 325,000,000 shares authorized; 207,662,722 and 200,739,432 shares issued and outstanding at December 31, 2017 and 2016 respectively	207,662	200,739
Additional paid-in capital	960,224	311,147
Retained (deficit)	(1,108,305)	(414,690)
Total Stockholders’ Equity	59,581	97,196

Total Liabilities and Stockholders’ Equity	$501,531	$468,433

See notes to financial statements

PwrCor, Inc.

Statement of Operations

	Year Ended December 31
	2017	2016

INCOME
Project Management	$917,957	$939,456
Heat Conversion Technology	34,588	2,500
Other	3,393	3,663

Total Income	955,938	945,619

EXPENSES
Consulting fees	706,197	726,743
General and Administrative	163,881	150,418
Technology Research, Development & Fulfillment	564,236	-
Legal and other professional fees	194,932	92,286
Loss on Cancellation of License	20,307	-

Total Operating Expenses	1,649,553	969,447

Net (Loss)	$(693,615)	$(23,828)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	202,552,119	200,609,918

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2016 and December 31, 2017

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Total Stockholders’ Equity

Balance, December 31, 2015	200,512,159	$200,512	$306,374	$(390,862)	$116,024
Shares issued to investors	227,273	227	4,773		5,000
Net (Loss)	-	-	-	(23,828)	(23,828)
Balance, December 31, 2016	200,739,432	$200,739	$311,147	(414,690)	$97,196

Shares issued for cash	6,650,000	6,650	658,350	-	665,000
Shares issued for services	150,000	150	11,850		12,000
Shares for contributed capital	333,290	333	(333)		-
Shares retired	(210,000)	(210)	(20,790)	-	(21,000)
Net (Loss)	-	-	-	(693,615)	(693,615)
Balance, December 31, 2017	207,662,722	207,662	960,224	(1,108,305)	59,581

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

	Year Ended December 31
	2017	2016

NET INCOME (LOSS)	$(693,615)	$(23,828)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Shares issued for services	12,000	-
Depreciation and Amortization	6,697	15,197
Provision for Uncollectable Receivables	63,270	-
Cancellation of License Agreement	20,307	-
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(21,114)	62,786
Decrease (increase) in prepaid expenses	7,991	(28,076)
Increase (decrease) in accounts payable and accrued expenses	(60,365)	(94,069)
Increase (decrease) in deferred income	(34,587)	34,587
Increase (decrease) in accrued engine development expense	165,666	-

Total Adjustments	159,865	(9,575)

Net Cash (Used) by Operating Activities	(533,750)	(33,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(13,297)	-
Payment to Licensor	(94,500)	-
Net Cash Provided (Used) by Financing Activities	(107,797)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock - contributed capital	665,000	5,000
Net Cash Provided (Used) by Financing Activities	665,000	5,000

Net increase (decrease) in cash	23,453	(28,403)

Cash, beginning of year	90,764	119,167

Cash, end of year	$114,217	$90,764

Non Cash Investing Activity
Shares issued for professional fees	12,000	-
Retirement of Common Stock	21,000	-
Intangible asset applied toward Due to Licensor	-	187,000
	33,000	187,000

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

1. Organization and Nature of Business

PwrCor, Inc. (the “Company” or “PwrCor”) was until the first quarter of 2017 named Receivable Acquisition & Management Corporation (“RAMCO”) and doing business as Cornerstone Sustainable Energy.  RAMCO, a public reporting entity, was in the business to purchase, manage and collect defaulted consumer receivables.

Cornerstone Program Advisors LLC (“Cornerstone”), a Delaware limited liability company formed July 26, 2010, is an energy infrastructure project management company focused on healthcare and higher learning institutions. Sustainable Energy Industries, Inc. (“Sustainable”) is a New York corporation involved in developing and improving the efficiency of energy infrastructure using advanced proprietary technologies.  As a result of a reverse merger acquisition (the “Merger”) between RAMCO, Cornerstone, and Sustainable during 2013, the Company adopted a business plan to build on the business of Cornerstone and Sustainable in energy infrastructure and alternative energy.

In January 2017, the Company’s shareholders approved a name change to PwrCor, Inc., which became effective in March 2017.

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include valuation of shares issued for services, recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of License Agreements. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however, the Company briefly maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2017, an allowance for doubtful accounts was made totaling $63,270 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.  In 2016, no allowance for doubtful accounts had been provided.

Income Recognition

The Company recognizes income from the sale of services and products when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related income is reasonably assured.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

2. Significant Accounting Policies (continued)

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.  Accumulated depreciation at December 31, 2017 and 2016 was $12,303 and $7,406, respectively.

License Agreements

At the time of the Merger, Sustainable had a series of agreements including an exclusive, renewable 20-year engine technology license agreement (the “Agreement”) with a third party licensor that had developed engines capable of converting heat into other forms of energy.  The agreements were assigned to the Company.  Under the terms of the Agreement, it could be cancelled by the Company during the term once the patents upon which it was based expired.  The newer of two patents expired in August of 2017, and the Company elected at that time to exercise its right to cancel the Agreement.

The third party licensor had been classified in 2010 as dissolved by the Delaware Division of Corporations, and similarly by the Arizona Corporation Commission, and has not reinstated its charters.  Despite this status, during July, 2017, the Company received a demand letter from the principal of that firm claiming that an aggregate total of $1,104,367 was due the firm under the Agreement, and to the principal for consulting work.  The Company and its counsel believe that the claims are without merit and would vigorously defend any potential lawsuit.  The Company believes it has no outstanding obligation to either party, and took the remaining unamortized asset value of the Agreement, $20,307, as a charge against earnings in the third quarter of 2017.

Subsequently, in December, 2017, the Company entered into an intellectual property license agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”).  TTH is an entity owned equally by two entities affiliated, respectively, with two directors of the Company, who also serve in management positions with TTH.

TTH is the owner of certain patent applications as well as the inventions relating to the Company’s proprietary engine technology (the “Licensed Patents and Technical Information”).  The Licensed Patents and Technical Information were developed by an independent non-profit research institute (the “Contractor”).  All work done by the Contractor was paid for by TTH in order that TTH, rather than the Company, would be at risk if the research, development, engineering and design work were of little or no value.  Furthermore, the work performed by the Contractor for TTH was confidential for competitive business reasons.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

2. Significant Accounting Policies (continued)

The Patent License grants the Company a worldwide non-exclusive license to use the Technical Information to make, use or sell any products and/or services which would be covered by these specific Licensed Patents.  However, TTH may not license any Licensed Patents and Technical Information to any competitive entity, or to any other entity without the prior written consent of the Company.

The Company will pay TTH a royalty equal to five (5%) percent of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000.  The Patent License will terminate upon the expiration of all Licensed Patents.  The Company may terminate the agreement on ninety (90) days’ prior written notice.  TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2014 - 2016).

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

For 2017 and 2016, basic (loss) and diluted (loss) per share were the same.  The warrants outstanding at December 31, 2017 are antidilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company adopted ASU 2014-09 during the first quarter of fiscal 2018, and does not expect the standard to have a material impact.

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

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

2. Significant Accounting Policies (continued)

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $520,737 and $539,118 for the years ended December 31, 2017 and 2016, respectively.  Amounts payable to these entities amounted to $123,802 and $168,349 at December 31, 2017 and 2016, respectively.

Prepaid Expenses

Amounts were advanced in 2017 to a consultant, who is also a stockholder and officer of the Company, for travel on Company business and related work committed to be conducted in future periods under an agreement with that consultant.  These advances totaled $5,000 in 2017.  This amount is one third lower than the $7,500 advanced in 2016, which was repaid by retirement of shares of stock.

4. License Agreement

The agreement covering Licensed Patents and Technical Information entered into with TTH in December, 2017 provides for an initial license fee of $135,000, with certain subsequent royalty payments.  Of this amount, $94,500 was paid out in December. The Company has the right to cancel the agreement upon 90 days’ notice.

The accompanying December 31, 2017 balance sheet presents the carrying value of the license fee at $94,500, net of $0 in accumulated amortization.  The carrying value of the License Agreement at December 31, 2016 relates to the agreement with a different licensor which the Company cancelled in August of 2017.  The cost of the license agreement will be amortized commencing in 2018, over its estimated service period.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 96.0% and 6.2% of the Company’s total income during the year ended December 31, 2017, and the same two customers accounted for 95.1% and 3.8% during the year ended December 31, 2016, respectively.

Two customers accounted for 90.8% and 5.4% of total net accounts receivable at December 31, 2017, accounted for 81.9% and 2.3% respectively at December 31, 2016.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

6. Stock Issuance

In September and October 2017, the Company issued 6,650,000 shares of common stock at a per share price of $0.10 to thirteen individual investors in return for a capital infusion of $665,000.  Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.  The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.  No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

The Company also issued 150,000 shares for professional services valued at $12,000 or $0.08 per share, and also issued 333,290 shares at a per share price of $0.10 to individuals or entities related to individuals who hold management positions with the Company, in return for capital contributed in a prior period.

All shares issued are restricted securities.

At December 31, 2017, the Company had 3,325,000 warrants outstanding, exercisable at $0.30 per share.  These warrants may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full-time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014, which was renewed on July 1, 2017.  The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2017, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves on a full-time basis as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2014, which was renewed on July 1, 2017.  The agreement specifies that Mr. Baker shall be paid annual compensation of up to $150,000 for his services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2017, or one year following his termination or voluntary resignation.

For 2017 and 2016, no amounts were paid to these officers nor were any amounts accrued.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2017

7. Commitments (continued)

Engine Agreement

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that will convert ultra-low-grade heat into electricity.  The heat is being obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.  The project is being managed by Warner Mountain Energy, which specified the PwrCor™ engine, and is expected to be completed in the spring of 2018.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for in-kind cost share expenses of up to $54,000.  Under Modoc County’s contract, some 80% of the total project revenue was payable to the Company at or near the completion of the project.  The other 20% was billed in late 2016 and received in early 2017.

At year end 2017, the Company had completed 81% of its project work, and has recognized revenue of $97,858 for the year, offset by an allowance for doubtful accounts of $63,270.

Depending on the progress of the installation, it is possible that the Company could incur additional unanticipated costs not to exceed an estimated 5% of the project value before all contractually related commissioning of the engine is finalized.  This is in part due to delays in completion of necessary infrastructure work by other contractors at the project site, over which the Company has no control, and also in part because of an ongoing commitment by the Company to the overall success of the project.

As is typically the case with these types of projects, there have been delays in the project schedule, some of which were incurred by other project participants asking the Company to make changes to the engine system and perform work in addition to that specified in its contract.  The Company is tracking the additional costs associated with these changes expecting to be compensated accordingly for these change orders.  However, final negotiations, contractual changes, grant limitations, and the requirement of the California Energy Commission to close out the funding grant at the end of the first quarter of 2018 make it increasingly uncertain that full potential revenue amounts may be realized, or that the full amount of the Company’s change orders will be reimbursed. Accordingly, the Company has taken an allowance against project revenue as noted above.

Furthermore, the Company remains required to fulfill its in-kind cost share contribution of $54,000 as called for in its contract with Modoc County, and the Company expects to have completely fulfilled its in-kind cost share contribution by the end of the first quarter of 2018.

8. Income Taxes

There was no provision for income tax for the years ended December 31, 2017 and 2016.  The Company files a consolidated federal income tax return.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S.  Among the changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. Federal income tax rate applicable to corporations from 35% to 21%, effective January 1, 2018.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material. There were approximately $1,130,000 in net operating loss carryforwards at December 31, 2017, and approximately $870,000 at December 31, 2016, representing a potential deferred tax asset.  The deferred tax asset amounted to approximately $237,000 at December 31, 2017 due to declining corporate tax rates, but was calculated at $290,000 at December 31, 2016 when rates were higher.  For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382. Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

9. Subsequent Events

At the Company shareholder meeting held January 20, 2017, shareholders by a very large margin approved a reverse stock split within one year and corresponding amendment to the Certificate of Incorporation.  Because the reverse stock split had not yet taken place, it was extended two more years by majority shareholder vote on January 5, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2017 to ensure that:

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

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2017 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters.  At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases.  Additionally, we retain an outside consultant firm to assist in the financial reporting process.  We therefore conclude that our internal controls over financial reporting were effective as of December 31, 2017. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment
Thomas Telegades	62	Director, CEO and Interim CFO
James Valentino	75	Chairman of the Board of Directors
Peter Fazio	65	Director and COO
Wallace Baker	70	Director, Secretary and Chief Administrative Officer
Monirul Hoque	46	Director

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

JAMES VALENTINO has been Chairman of the Board of the Company since May 2013.  He spent most of his career as an executive in the financial services industry, with experience in marketing, interactive commerce, creative business strategy development and information technology.  More recently, he had over a decade of involvement with growing new businesses.  Mr. Valentino is a patented inventor and was a founder, early backer, influencer, and/or director or board chairman of a number of emerging private companies, notably JibJab.  Mr. Valentino served as Chairman of the Board of MetLife Trust Company, and co-founded and served as Chairman of the Board for eComForum, a Washington, D.C. based e-commerce advocacy group. Mr. Valentino is a graduate of City University-Brooklyn College with a BS degree in Economics and Math, and has completed extensive graduate work at Baruch Business College in Information Technology and Computer Methodology. He is a graduate of the M.I.T. Sloan School Senior Executive Program, where he served on the Board of Governors. He is also a member of the New York Academy of Sciences.

WALLACE BAKER has served in the capacity of Chief Administrative Officer and director since May 2013.  He was elected corporate Secretary in December 2013.  He spent most of his career in the financial services industry as a financial analyst and an executive focused largely on corporate finance, financial modeling, controls and performance measurement, as well as corporate planning and strategy.  Mr. Baker was a founder of MetLife Trust Company and served on its Board of Directors, and subsequently became involved as a founder, early backer and/or principal in a number of emerging private companies. Mr. Baker has an undergraduate degree in Economics from Brown University, and an MBA in Finance from New York University.

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

Code of Ethics

The Company has adopted a Code of Ethics, a copy of which has been filed as an exhibit to this Report.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with, except for a Form 4 filed by Peter Fazio for sales made in March 16, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2017 and 2016 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2017	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1]

Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page.  For 2017 and 2016, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2017.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2017.

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves on a full-time basis as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2017.  The agreement specifies that Gramercy shall be paid an annual compensation of up to $150,000 for such services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2017, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves on a full-time basis as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2017.  The agreement specifies that Mr. Baker shall be paid annual compensation of up to $150,000 for his services.  This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2017, or one year following his termination or voluntary resignation.

For 2017 and 2016, no amounts were paid to these officers nor did any amounts accrue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of our common stock as of March 29, 2018, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of March 29, 2018 there were 207,662,722 shares of common stock outstanding.

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

NAME AND ADDRESS (1) OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	33,900,231	(3)	16.3%
Peter Fazio	32,309,353	(4)	15.6%
James Valentino	29,526,269	(5)	14.2%
Wallace Baker	30,314,830	(6)	14.6%
Monirul Hoque	1,125,000		0.5%
All Directors and Officers as a group	127,175,683		61.2%

Stanley and Laurie Altschuler, Joint Owners	10,583,404	(7)	5.1%
Max Khan	18,355,000	(8)	8.8%

(1)

Except as otherwise set forth below, the address of each of the persons listed below is c/o PwrCor, Inc., 60 E. 42nd Street, Suite 4600, New York, New York 10165.

(2)

Based on 207,662,722 shares of Common Stock as of March 29, 2018.

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

(5)

Includes 29,026,269 shares of Common Stock held by Gramercy Ventures, LLC, of which Mr. Valentino is the manager. Mr. Valentino disclaims beneficial interest of the shares owned by Gramercy Ventures LLC.   This number also includes 500,000 shares of Common Stock held in an IRA owned by Mr. Valentino.

(6)

Includes 29,456,540 shares of Common Stock held by Wentworth Dukeshire Trust.  Mr. Baker disclaims beneficial ownership of such shares, as he does not control the power to vote or dispose of these shares. The trust is controlled by independent trustees.  This number also includes 858,290 shares of Common Stock owned by Mr. Baker.

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

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2017, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding.  All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2017 consists of Consideration Shares that they received in connection with the Merger, shares acquired from other directors, or shares received as a result of additional contributed capital invested in the Company.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2017, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

In 2017, the Company incurred $92,330 in charges to Cornerstone Program Advisors Ltd for various consulting services.  Cornerstone Program Advisors Ltd provided such services to the Company in 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone.  As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife.  Mr. Telegades is the Chief Executive Officer of the Company.

In 2017, the Company undertook an obligation of $135,000 to Thermal Tech Holdings, LLC for licensing certain intellectual property.  Thermal Tech Holdings, LLC is owned by entities which are controlled by persons related to Mr. Telegades, Chief Executive Officer of the Company, and Mr. Baker, Chief Administrative Officer of the Company.  See Item 1 - “Business”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2017 and December 31, 2016 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2017	PKF O’Connor Davies December, 2016

Audit Fees	$31,500	$30,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$31,500	$30,000

Audit Fees for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

3.3	Amended and Restated Certificate of Incorporation Changing Name to PwrCor, Inc. (6)

4.1	2013 Equity Incentive Award Plan (3)

4.2	Form of Subscription Agreement (7)

4.3	Form of Class A Common Stock Purchase Warrant (7)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

10.5	Agreement between the County of Modoc in the State of California and Cornerstone Sustainable Energy (8)

10.6	Patent License Agreement by and between Thermal Tech Holding LLC and PwrCor, Inc. (9)

10.7*	Amendment to Consulting Agreement Dated as of May 15, 2013, by and between the Company and Thomas Telegades.

10.8*	Amendment to Consulting Agreement Dated as of May 15, 2013, by and between the Company and Peter Fazio.

10.9*	Amendment to Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker.

10.10*	Amendment to Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC.

14.1*	Code of Ethics

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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

(5)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on July 2, 2014.

(6)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on March 8, 2017.

(7)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on October 18, 2017.

(8)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on January 3, 2017.

(9)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on December 27, 2017

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PWRCOR, INC.

Dated: March 30, 2018	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 30, 2018

/s/ James Valentino	Chairman of the Board of Directors	March 30, 2018
James Valentino

/s/ Peter Fazio	Director	March 30, 2018
Peter Fazio

/s/ Wallace Baker	Director and Secretary	March 30, 2018
Wallace Baker

/s/ Monirul Hoque	Director	March 30, 2018
Monirul Hoque