Form 10-Q
period 2018-03-31
PwrCor, Inc.
filed 2018-05-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, there were 207,662,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Three Months Ended

March 31, 2018

PwrCor, Inc.

Balance Sheet

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash	$82,995	$114,217
Accounts receivable, net of allowance for doubtful accounts	304,190	215,993
Prepaid expenses and deposits	55,450	54,667
Total Current Assets	442,635	384,877

Intangible asset - license agreement	91,125	94,500

Fixed asset - engines, net of accumulated depreciation	24,690	22,154

Total Assets	$558,450	$501,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$549,515	$441,950
Total Current Liabilities	549,515	441,950

Common stock, $0.001 par value: 325,000,000 shares authorized; 207,662,722 shares issued and outstanding at both March 31, 2018 and December 31, 2017	207,662	207,662
Additional paid-in capital	960,224	960,224
Retained earnings (deficit)	(1,158,951)	(1,108,305)
Total Stockholders’ Equity	8,935	59,581

Total Liabilities and Stockholders’ Equity	$558,450	$501,531

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2018	2017

REVENUE
Project Management	$276,761	$231,602
Heat Conversion Technology	47,852	30,442

Total Revenue	324,613	262,044

EXPENSES
Consulting fees	208,820	167,717
Engine Production	41,247	42,193
General and Administrative	59,740	44,576
Legal and other professional fees	65,452	77,050

Total Expenses	375,259	331,536

Net (Loss)	$(50,646)	$(69,492)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	207,662,722	200,739,432

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2018

 (Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581
Net (Loss)	-	-	-	(50,646)	(50,646)
Balance, March 31, 2018	207,662,722	$207,662	$960,224	$(1,158,951)	$8,935

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2018	2017

NET (LOSS)	$(50,646)	$(69,492)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation and amortization	5,322	1,710
Bad debt expense	58,704	-
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(146,901)	25,436
Increase (decrease) in accounts payable and accrued expenses	118,350	44,508
Decrease (increase) in prepaid expenses and deposits	(783)	(966)
Decrease (increase) in contract liabilities	-	(30,442)
Decrease (increase) in accrued engine development costs	(10,786)	-
Total Adjustments	23,907	40,246

Net Cash (Used) by Operating Activities	(26,739)	(29,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,483)	-
Net Cash (Used) in Investing Activities	(4,483)	-

Net increase (decrease) in cash	(31,222)	(29,246)

Cash, beginning of period	114,217	90,764

Cash, end of period	$82,995	$61,518

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

March 31, 2018

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

In January 2017, the Company’s shareholders approved a name change to PwrCor, Inc., which became effective on March 3, 2017.

Note 2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include recognition of revenue for work completed and unbilled to customers, the allowance for doubtful accounts. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund significant growth.  The Company raised $665,000 in gross capital during the second half of 2017 and, over time, expects to seek additional capital to cover any working capital needs, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2017.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At March 31, 2018, and December 31, 2017, an allowance for doubtful accounts was made totaling $58,704 and $63,270, respectively, to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

Revenue Recognition

The Company’s revenue is recognized when the Company satisfies its performance obligation(s) under the contract (either implicit or explicit) by transferring the promised product or service to its customer either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales, value add, and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

The Company’s performance obligations under its engine business are generally satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 14.7% and 11.6% of revenue for the three months ended March 31, 2018 and 2017, respectively. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

Accounting for over time contracts involves the use of various techniques to estimate total revenue and costs. The Company estimates profit on such contracts as the difference between total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, costs and availability of materials. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards and incentive fees. These amounts of variable consideration are not expected to be significant. Additionally, contract estimates may include additional revenue for submitted contract modifications if there exists and enforceable right to the modification, the amount can be reasonably estimated and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at the time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

The Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Statement of Operations.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 85.3% and 88.4% of revenue for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition, billings and cash collections results in billed receivables, costs in excess of billings (contract assets), and billings in excess of costs (contract liabilities, previously deferred revenue) on the Balance Sheet. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at March 31, 2018 or 2017. Revenue recognized during the three months ended March 31, 2018 and 2017 that was included in contract liabilities at the beginning of the period was $0 and $34,587, respectively.

On March 31, 2018, the Company had no remaining performance obligations.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2013 - 2016).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue, cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

The Company adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. Revenue from the Company’s sale of services are generally recognized either when services are performed (i.e. point in time) or under engine sales contracts, as the Company transfers control of the product or service to its customers (i.e. over time), which approximates the previously used percentage-of-completion method of accounting. As such, the adoption of ASU 2014-09 had no material impact to the Company’s financial position or results of operations; however, the Company has now presented the disclosures required by this new standard herein.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services to customers and were compensated at various rates. Total consulting expenses incurred by these entities for the three months ended March 31, 2018 and 2017 amounted to $143,454 and $132,795, respectively. Amounts payable to these stockholders and entities at March 31, 2018 and 2017 totaled $144,875 and $133,548, respectively.

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

March 31, 2018

(Unaudited)

4. License Agreement (continued)

The Patent License grants the Company a worldwide non-exclusive license to use the Technical Information to make, use or sell any products and/or services which would be covered by these specific Licensed Patents.  However, TTH may not license any Licensed Patents and Technical Information to any competitive entity, or to any other entity without the prior written consent of the Company.

The agreement calls for the Company to pay TTH a royalty equal to five percent (5%) of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000.  The Patent License will terminate upon the expiration of all Licensed Patents. The Company may terminate the agreement on ninety (90) days’ prior written notice. TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

The accompanying March 31, 2018 balance sheet presents the carrying value of the license fee at $91,125, which is net of an unpaid balance of $40,500 and $3,375 in accumulated amortization.  The cost of the license agreement is being amortized over ten years.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 92.9% and 7.1%, respectively, of total project management revenue during the three months ended March 31, 2018, and two customers accounted for 90.1% and 9.9%, respectively, during the three months ended March 31, 2017.

Two project management customers accounted for 93.1% and 6.9%, respectively, of total project management accounts receivable at March 31, 2018, and for 90.1% and 9.9%, respectively, at March 31, 2017.  Project management accounts receivable constituted 94.2% of receivables at March 31, 2018, but all of receivables as of March 31, 2017.

All of the revenue from the Company’s heat conversion technology was from the same customer in the quarters ended March 31, 2018 and March 31, 2017.

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

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2017, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Shareholders approved a name change to PwrCor, Inc. at the shareholder meeting in January, 2017, by a large majority of shareholder votes.  The corporate name change in Delaware to “PwrCor, Inc.” was effective on March 3, 2017.

Results of Operations

During the three month period ended March 31, 2018, the Company had a net (loss) of ($50,646) on revenues of $324,613, versus a net (loss) of ($69,492) on revenues of $262,044 in the three month period ended March 31, 2017.  The results in the first fiscal quarter of 2018 reflected the winding down of expenses on the engine project in California and reduced shareholder-related expenses, as well as an improvement in project management revenues.

Revenue

Revenues from the Company’s major customer showed an increase of approximately 24%, largely attributable to some increased activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has remained approximately steady from 2017 to 2018. This gross profit for the three month period ended March 31, 2018, was 17% of revenues, versus 18% for the corresponding period in 2017.

In the three month period ended March 31, 2018, revenues showed a 23.9% increase as compared to the corresponding period in 2017.  The revenue increase for the period is a consequence of engine revenue from the previously announced engine project in California as well as higher project management billings.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2018 were $375,259, versus $331,536 during the three month period ended March 31, 2017. The 13.2% increase in operating expenses in the three month period in 2018 against the corresponding period in 2017 was almost entirely due to higher consulting fees associated with the higher project management activity.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended March 31, 2018, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2018, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($106,880) versus ($57,073) as of year ended December 31, 2017. This deficit increase was due primarily to a growth in accrued expenses that exceeded the growth in accrued receivables.

As of March 31, 2018, the Company had net cash of $82,995 versus $114,217 at December 31, 2017. For the three months ended March 31, 2018, net cash (used) by operating activities was ($26,739) versus ($29,246) for the three months ended March 31, 2017. The change in net cash used by operating activities for the three month period in 2017 to net cash used by operating activities in the recent three month period resulted largely from changes in working capital accounts related to the conclusion of the project in California.

For the three month periods ended March 31, 2018 and March 31, 2017, no cash was expended or provided by financing activities.  Cash was used in the quarter ended March 31, 2018 in investing activities for the purchase of capital equipment in the amount of $4,483, while none was used in the comparable 2017 period.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund significant growth. The Company has been exploring options and alternatives to fund growth initiatives in its identified markets. However, there can be no assurance that the Company will be able to raise sufficient capital on acceptable terms. The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2018, and does not expect any material income tax liability for the period.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. He has concluded that, as of March 31, 2018, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2017 from which there have been no material changes.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

PWRCOR, INC.

Date: May 14, 2018	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)