Form 10-Q
period 2018-06-30
PwrCor, Inc.
filed 2018-08-10
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 10, 2018, there were 207,662,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Six Months Ended

June 30, 2018

PwrCor, Inc.

Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash	$34,583	$114,217
Accounts receivable	280,532	215,993
Prepaid expenses and deposits	42,279	54,667
Total Current Assets	357,394	384,877

Intangible asset - license agreement	87,750	94,500

Fixed asset - engines, net of accumulated depreciation	22,743	22,154

Total Assets	$467,887	$501,531

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$488,392	$441,950
Total Current Liabilities	488,392	441,950

Common stock, $0.001 par value: 325,000,000 shares authorized; 207,662,722 shares issued and outstanding at June 30, 2018 and December 31, 2017	$207,662	$207,662
Additional paid-in capital	960,224	960,224
Retained earnings (deficit)	(1,188,391)	(1,108,305)
Total Stockholders’ Equity (Deficit)	(20,505)	59,581

Total Liabilities and Stockholders’ Equity (Deficit)	$467,887	$501,531

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

REVENUE
Project Management	$246,696	$235,632	$523,457	$467,234
Engine Business	-	27,290	73,177	57,732

Total Revenue	246,696	262,922	596,634	524,966

EXPENSES
Consulting fees	219,953	176,567	428,773	344,284
Engine Production	-	-	41,247	-
General and Administrative	32,803	90,979	92,543	177,748
Legal and other professional fees	25,880	18,397	91,332	95,447

Total Expenses	276,136	285,943	653,895	617,479

Net Income (Loss)	$(29,440)	$(23,021)	$(80,086)	$(92,513)

Net Income (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	207,662,722	200,739,432	207,662,722	200,739,432

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581
Net Income (Loss)	-	-	-	(80,086)	(80,086)
Balance, June 30, 2018	207,662,722	$207,662	$960,224	$(1,188,391)	$(20,505)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2018	2017

NET INCOME (LOSS)	$(80,086)	$(92,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,644	3,421
Bad debt (recovery) and allowance for doubtful accounts	(7,066)	-
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(57,472)	7,433
Decrease (increase) in prepaid expenses and deposits	12,388	(471)
Increase (decrease) in accounts payable and accrued expenses	84,735	105,747
Increase (decrease) in deferred revenue	-	(34,587)
Increase (decrease) in accrued engine development costs	(38,294)	-
Total Adjustments	4,935	81,542

Net Cash Provided (Used) by Operating Activities	(75,151)	(10,970)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,483)	-
Net Cash (Used) in Investing Activities	(4,483)	-

Net increase (decrease) in cash	(79,634)	(10.970)

Cash, beginning of period	114,217	90,764

Cash, end of period	$34,583	$79,794

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

June 30, 2018

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

Note 2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include recognition of revenue for work completed and unbilled to customers, and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At June 30, 2018, and December 31, 2017, an allowance for doubtful accounts was made totaling $56,204 and $63,270, respectively, to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales and other taxes collected from customers and remitted to governmental authorities are accounted for on a net (excluded from revenues) basis.

The Company’s performance obligations under its engine business are generally satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 12.3% and 11.0% of revenue for the six months ended June 30, 2018 and 2017, respectively. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

June 30, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

The majority of the Company’s revenue is from products and services transferred to customers at a point in time and was approximately 87.7% and 89.0% of revenue for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at June 30, 2018 or 2017. Revenue recognized during the six months ended June 30, 2018 and 2017 that was included in contract liabilities at the beginning of the period was $0 and $34,587, respectively.

On June 30, 2018, the Company had no remaining performance obligations.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over 10 years.  The license agreement is tested annually for impairment or earlier if an indication of impairment exists.  The Company believes that the license agreement has not been impaired.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2013 - 2016).  The Company’s tax years end September 30.

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

The Company has no dilutive instruments and accordingly basic income (loss) and diluted income per share are the same.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2018

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $295,269 and $265,458 for the six months ended June 30, 2018 and 2017, respectively.  Amounts payable to these stockholders and entities at June 30, 2018 and 2017 totaled $155,482 and $128,444, respectively.

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

PwrCor, Inc.

Notes to Financial Statements

June 30, 2018

(Unaudited)

4. License Agreement (continued)

Subsequently, in December 2017, the Company entered into an intellectual property license agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”). TTH is an entity owned equally by two entities affiliated, respectively, with two directors of the Company, who also serve in management positions with TTH.

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

The accompanying June 30, 2018 balance sheet presents the carrying value of the license fee at $87,750, which is net of an unpaid balance of $40,500 and $6,750 in accumulated amortization.  The cost of the license agreement is being amortized over ten years.

5. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 94.5% and 5.5%, respectively, of total project management revenue during the six months ended June 30, 2018, and two customers accounted for 90.1% and 9.9%, respectively, during the six months ended June 30, 2017.

Two project management customers accounted for 98.3% and 1.7%, respectively, of total project management accounts receivable at June 30, 2018, and for 90.8% and 5.4%, respectively, at December 31, 2017.  Project management accounts receivable constituted 94.8% of receivables at June 30, 2018, and 98.5% of net receivables as of December 31, 2017.

All of the revenue from the Company’s heat conversion technology was from the same customer in the periods ended June 30, 2018 and June 30, 2017.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2018

(Unaudited)

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

Results of Operations

During the three and six month periods ended June 30, 2018, the Company had a net loss of ($29,440) and ($80,086), respectively, on revenues of $246,696 and $596,634, respectively, versus a net loss of ($23,021) and ($92,513) on revenues of $262,922 and $524,966, respectively, in the three and six month periods ended June 30, 2017. The higher net loss in the most recent three month period in 2018 as compared to the corresponding period last year was due primarily to temporarily tighter margins from the costs of subcontracted consultants.  The smaller net loss in the six month period in 2018 as compared to the corresponding period last year was reflected the winding down of expenses on the engine project in California, as well as an improvement in project management revenues.

Revenue

Revenues for the six months ended June 30, 2018 as compared to the same period in 2017 from the Company’s major customer showed a 12% increase due to increased activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has decreased from 2017 to 2018 due primarily to a changing mix of customer activity. This gross profit for the six month period ended June 30, 2018, was 16% of revenues, versus 21% for the corresponding period in 2017.

Revenue declined 6% for the three month period and increased 14% for the six month period ended June 30, 2018, as compared to the corresponding periods from 2017. The decline in the three month period was largely attributable to the winding down of the engine project in California, while over the entire six month period project management revenues showed growth due to increased activity with the larger customer.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2018 were $276,136 and $653,895 respectively, versus $285,943 and $617,479, respectively, during the three and six month periods ended June 30, 2017.  The 3% decrease in operating expenses in the three month period in 2018 was largely due to the elimination of costs associated with the engine project in California, while the 6% increase in operating expenses in the six month period in 2018, against the corresponding periods in 2017, was due to higher costs of subcontracted consultants naturally resulting from the increased project management activity noted above.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended June 30, 2018, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2018, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($130,999) versus a working capital deficit of ($57,073) as of the year ended December 31, 2017.  The change to a deficit was primarily due to a decline in prepaid expenses and an increase in increase in accrued costs, in part associated with the California engine project.

For the period ended June 30, 2018, the Company had cash of $34,583 versus $114,217 at December 31, 2017.  For the six months ended June 30, 2018, net cash (used) by operating activities was ($75,151) versus net cash (used) by operating activities of  ($10,970) for the six months ended June 30, 2017.  The major factor in the change in net cash from operating activities was an increase in accounts receivable.

For the six month periods ended June 30, 2018 and June 30, 2017, no cash was expended or provided by financing activities. Cash was used in the period ended June 30, 2018 in investing activities for the purchase of capital equipment in the amount of $4,483, while none was used in the comparable 2017 period.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2018, and does not expect any material income tax liability for the period.  There were no income and related taxes for 2017 paid in the six months ended June 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. He has concluded that, as of June 30, 2018, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: August 10, 2018	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)