Form 10-Q
period 2018-09-30
PwrCor, Inc.
filed 2018-11-07
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes [  ]  No [X]

As of November 7, 2018, there were 210,162,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Nine Months Ended

September 30, 2018

PwrCor, Inc.

Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash	$289,984	$114,217
Accounts receivable	262,174	215,993
Prepaid expenses and deposits	39,913	54,667
Total Current Assets	592,072	384,877

Intangible asset - license agreement	84,375	94,500

Fixed asset - engines, net of accumulated depreciation	20,796	22,154

Total Assets	$697,243	$501,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$423,829	$441,950
Total Current Liabilities	423,829	441,950

Common stock, $0.001 par value: 325,000,000 shares authorized; 209,805,579 and 207,662,722 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$209,805	$207,662
Additional paid-in capital	1,244,097	960,224
Retained earnings (deficit)	(1,180,489)	(1,108,305)
Total Stockholders’ Equity	273,414	59,581

Total Liabilities and Stockholders’ Equity	$697,243	$501,531

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

REVENUE
Project Management	$342,904	$243,000	$866,361	$710,234
Engine Business	-	8,066	73,177	65,798

Total Revenue	342,904	251,066	939,538	776,032

EXPENSES
Consulting fees	297,294	175,299	726,068	519,583
Engine Production	-	51,384	41,247	148,542
Research & Development	-	180,501	-	180,501
General and Administrative	34,045	55,582	149,413	136,172
Legal and other professional fees	3,662	54,482	94,994	149,929

Total Expenses	335,001	517,248	1,011,722	1,134,727

Net Income (Loss)	$7,903	$(266,182)	$(72,184)	$(358,695)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	208,639,959	201,339,762	207,989,665	200,986,270

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Nine Months Ended

September 30, 2018

(Unaudited)

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581
Shares issued for invested capital	2,142,857	2,143	283,873	-	286,016
Net Income (Loss)	-	-	-	(72,184)	(72,184)
Balance, September 30, 2018	209,805,579	$209,805	$1,244,097	$(1,180,489)	$273,413

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2018	2017

NET INCOME (LOSS)	$(72,184)	$(358,695)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation and amortization	15,966	4,974
Professional fees paid with common stock	-	12,000
Cancellation of License Agreement	-	20,307
Bad debt (recovery) and allowance for doubtful accounts	(7,067)	-
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(39,114)	(9,130)
Decrease (increase) in prepaid expenses and deposits	14,754	46,857
Increase (decrease) in accounts payable and accrued expenses	116,293	148,597
Increase (decrease) in deferred revenue	-	(34,587)
Increase (decrease) in accrued engine development costs	(134,414)	-
Total Adjustments	(33,582)	189,017

Net Cash Provided (Used) by Operating Activities	(105,766)	(169,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,483)	(13,297)
Net Cash (Used) in Investing Activities	(4,483)	(13,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued, net of legal costs	286,016	600,000

Net Cash Provided by Financing Activities	286,016	600,000

Net increase (decrease) in cash	175,767	375,025

Cash, beginning of period	114,217	90,764

Cash, end of period	$289,984	$465,789

NON-CASH INVESTING AND FINANCING ACTIVITIES
Payment of professional fees with common stock	$-	$12,000
Retirement of common stock	$-	$21,000

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

September 30, 2018

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund significant growth. The Company raised $665,000 and $300,000 in gross capital in 2017 and during the third quarter of 2018, respectively, and, over time, expects to seek additional capital to cover any working capital needs, and to fund growth initiatives in its identified markets. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At September 30, 2018, and December 31, 2017, an allowance for doubtful accounts was made totaling $56,204 and $63,270, respectively, to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The Company’s performance obligations under its engine business are generally satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 7.8% and 8.5% of revenue for the nine months ended September 30, 2018 and 2017, respectively. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

September 30, 2018

(Unaudited)

2. Significant Accounting Policies (continued)

The majority of the Company’s revenue is from products and services transferred to customers at a point in time. It was approximately 92.2% and 91.5% of revenue for the nine months ended September 30, 2018 and 2017, respectively, and was 100% and approximately 96.8% of revenue for the three month period ended September 30, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at September 30, 2018 or 2017. Revenue recognized during the nine months ended September 30, 2018 and 2017 that was included in contract liabilities at the beginning of the period was $0 and $34,587, respectively.

On September 30, 2018, the Company had no remaining performance obligations.

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

For the three and nine month periods ended September 30, 2018 and 2017, basic (loss) and diluted (loss) per share were the same.  The 4,396,428 warrants outstanding at September 30, 2018 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2018

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $460,212 and $402,748 for the nine months ended September 30, 2018 and 2017, respectively, and $168,432 and $136,817 for the three months ended September 30, 2018 and 2017, respectively. Amounts payable to these stockholders and entities at September 30, 2018 and 2017 totaled $179,064 and $131,711, respectively.

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

The third party licensor had been classified in 2010 as dissolved by the Delaware Division of Corporations, and similarly by the Arizona Corporation Commission, and has not reinstated its charters. Despite this status, during July 2017, the Company received a demand letter from the principal of that firm claiming that an aggregate total of $1,104,367 was due the firm under the Agreement, and to the principal for consulting work. The Company and its counsel believe that the claims are without merit and would vigorously defend any potential lawsuit. The Company believes it has no outstanding obligation to either party, and took the remaining unamortized asset value of the Agreement, $20,307, as a charge against earnings in the third quarter of 2017.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

4. License Agreement (continued)

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

The accompanying September 30, 2018 balance sheet presents the carrying value of the license fee at $84,375, which is net of an unpaid balance of $40,500 and $10,125 in accumulated amortization. The cost of the license agreement is being amortized over ten years.

5. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 96.9% and 3.1%, respectively, of total project management revenue during the nine months ended September 30, 2018, and two customers accounted for 91.6% and 7.2%, respectively, during the nine months ended September 30, 2017.

Two project management customers accounted for 93.9% and 6.1%, respectively, of total project management accounts receivable at September 30, 2018, and for 90.8% and 5.4%, respectively, at December 31, 2017.  Project management accounts receivable constituted 94.5% of receivables at September 30, 2018, and 98.5% of net receivables as of December 31, 2017.

All of the revenue from the Company’s heat conversion technology was from the same customer in the periods ended September 30, 2018 and September 30, 2017.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2018

(Unaudited)

6. Stock Issuance

In August and September 2018, the Company issued 2,142,857 shares of common stock at a per share price of $0.14 to two individual investors in return for a capital infusion of $300,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.40 per share.

In September and October 2017, the Company had issued 6,650,000 shares of common stock at a per share price of $0.10 to thirteen individual investors in return for a capital infusion of $665,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.

At September 30, 2018, the Company had 4,396,428 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice. An additional 1,071,428 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No commissions were paid and no underwriter or placement agent was involved in these transactions. The proceeds of these transactions were used for the Company’s working capital and general corporate purposes.

7. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

In October, 2018, the Company issued an additional 357,143 shares of common stock at a per share price of $0.14 to an investors in return for a capital infusion of $50,000. Similar to the shares issued in August and September, 2018, each share issued is accompanied by a warrant for one-half share of common stock with an exercise price of $0.40 per share. A total of 178,571 warrants accompanied these shares.

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

Shareholders approved a name change to PwrCor, Inc. at the shareholders meeting in January 2017, by a large majority of shareholder votes. The corporate name change in Delaware to “PwrCor, Inc.” was effective on March 3, 2017.

Results of Operations

During the three and nine month periods ended September 30, 2018, the Company had net income of $7,903 and a net (loss) of ($72,184), respectively, on revenues of $342,904 and $939,538, respectively, versus a net loss of ($266,182) and ($358,695) on revenues of $251,066 and $776,032, respectively, in the three and nine month periods ended September 30, 2017. The gain in the most recent three month period and lower net loss in the nine month period in 2018 as compared to the corresponding periods in 2017 reflected primarily the winding down of expenses on the engine project in California, as well as an improvement in project management revenues.

Revenue

Revenues for the nine months ended September 30, 2018 as compared to the same period in 2017 from the Company’s major customer showed a 27% increase due to increased activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has decreased from 2017 to 2018 due primarily to a changing mix of customer activity. This gross profit for the nine month period ended September 30, 2018, was 13% of revenues, versus 19% for the corresponding period in 2017.

Revenue increased 37% for the three month period and increased 21% for the nine month period ended September 30, 2018, as compared to the corresponding periods from 2017. The increase in the three month and nine month periods is largely attributable to larger project management revenues resulting from increased activity with the larger customer.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2018 were $335,001 and $1,011,722 respectively, versus $517,248 and $1,134,727, respectively, during the three and nine month periods ended September 30, 2017. The 35% decrease in operating expenses in the three month period in 2018 and 11% decrease in operating expenses in the nine month period in 2018, against the corresponding periods in 2017, were due to the elimination of costs associated with the engine project in California, not fully offset by higher costs of subcontracted consultants naturally resulting from the increased project management activity noted above.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended September 30, 2018, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of September 30, 2018, the Company had working capital (that is, total current assets minus total current liabilities) of $168,243 versus a working capital deficit of ($57,073) as of the year ended December 31, 2017. The improvement was principally due to the funding raised by the Company in the third quarter.

For the period ended September 30, 2018, the Company had cash of $289,984 versus $114,217 at December 31, 2017. For the nine months ended September 30, 2018, net cash (used) by operating activities was ($105,766) versus net cash (used) by operating activities of  ($169,678) for the nine months ended September 30, 2017. The major factor in the change in net cash from operating activities was a reduction in the net loss, offset in part by a decrease in accrued expenses.

For the nine month periods ended September 30, 2018 and September 30, 2017, $286,016 and $600,000 in cash was provided by financing activities. Cash was used in the period ended September 30, 2018 in investing activities for the purchase of capital equipment in the amount of $4,483 and $13,297 was used similarly in the comparable 2017 period.

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

Income Taxes

The Company did not record any income tax provision for the nine month period ended September 30, 2018, and does not expect any material income tax liability for the period. There were no income and related taxes for 2017 paid in the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. He has concluded that, as of September 30, 2018, our disclosures, controls and procedures were effective to ensure that:

(1)

Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and

(2)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The Company has previously reported on a Form 8-K for October 19, 2018, the sale of an aggregate of $350,000 of restricted securities. During the quarter ended September 30, 2018, the Company issued 2,142,857 shares of common stock at a per share price of $0.14 to two individual investors in return for gross proceeds of $300,000. The sale was of units (the “Units”) of the Company’s securities. Each Unit, sold at $0.14 per Unit, consisted of one restricted share of Common Stock and one warrant to purchase one-half share of Common Stock exercisable at $0.40 per share (the “Warrants”). The Warrants may be redeemed, in whole or in part, on at least twenty (20) days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty (20) consecutive trading days ending with three (3) business days prior to the redemption notice.

The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No commissions were paid and no underwriter or placement agent was involved in this transaction. The proceeds of this transaction were used for the Company’s working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 31.1 and 32.1 are being furnished and not filed.

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

PWRCOR, INC.

Date: November 7, 2018	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)