Form 10-K
period 2018-12-31
PwrCor, Inc.
filed 2019-03-29
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018) was $14,085,232.

As of March 28, 2019, there were 210,342,722 shares of the registrant’s common stock outstanding.

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

The Company has two major business components. The first major business component is the management of infrastructure projects for commercial and institutional customers. These projects typically involve some combination of energy infrastructure components, including electrical power generation, steam production, or chilled water production, as well as the infrastructure to distribute these services.  Generally, the Company acts as the representative of the customer in overseeing and managing an infrastructure project, or can take the role of project developer under an agreement with the customer. The Company has competitors, some of which are very large and well-recognized. However, in the non-profit hospital and university market in its geographical scope of operation, has developed a reputation for excellence and an established market position. The Company operates in this first business component under its subsidiary, Cornerstone, a Delaware limited liability company, which it acquired in a merger on May 15, 2013 (the “Merger”).

The second major business component is the commercialization of its own proprietary engine technology which converts low-grade heat to mechanical energy. The Company is actively marketing the technology particularly for power generation, and installed the first of its engines approximately a year ago. The technology used is non-polluting and entirely “green.” Based on its knowledge of the industry, management believes that the Company’s technology is arguably superior to all other lower-temperature engine technologies, such as those utilizing the organic Rankine physical cycle, and operates effectively at lower temperature ranges and heat flow volume than any others in the market. The engines in this configuration promise to deliver substantial cost savings in most client applications, and are not unusually costly as compared to competing technologies.  Although the engine is readily built to order of common parts and components, continued material investments are expected to be required by the Company.  The Company has generated initial revenues through this business component. The Company operates in this second major business component under its subsidiary, Sustainable, a New York corporation, which it acquired in the Merger.

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

Prior to 2013, the Company was in the business of acquiring portfolios of performing, sub-performing and non-performing consumer and commercial receivables.  The Company is no longer in this business; however, it has had minimal revenues from collections on a remaining portfolio of non-performing consumer and commercial receivables.

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

In the fourth quarter of 2017, the Company finalized an intellectual property License Agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”).  TTH is an affiliated entity owned equally by two entities affiliated, respectively, with two officers and directors of the Company, who also serve in management positions with TTH.  TTH is the owner of certain patent applications and the inventions relating to the Company’s proprietary engine technology (the “Licensed Patents and Technical Information”).  The Licensed Patents and Technical Information were developed by an independent non-profit research institute (the “Contractor”).  All work done by the Contractor for the patent applications and inventions licensed thereunder was paid for by TTH.  TTH, rather than the Company, was at risk if the research, development, engineering and design work were of little or no value.  Furthermore, the work performed by the Contractor for TTH was confidential for competitive business reasons.

The Patent License grants the Company a worldwide license to use the Technical Information to make, use or sell any products (the “Licensed Products”) and/or services which would be covered by any Licensed Patent.  As an entity organized to develop, acquire, and/or improve thermal energy technologies, TTH owns or controls various intellectual property it is engaged in offering for licensing purposes.  Although the Patent License is non-exclusive, TTH may not license these specific Licensed Patents and Technical Information to any competitive entity, or to any other entity without the prior written consent of the Company.

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

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that converts ultra-low-grade heat into electricity.  The heat is being obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F.

Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for expenses of up to $54,000.  The project manager was Modoc County.  In early 2018, the PwrCor engine was delivered, installed, demonstrated to produce electricity as agreed, and accepted by the client.

As of year end 2018, certain infrastructure modifications required to be made by other parties as specified for the continued operation of the engine have not been completed, so the unit is standing by but not currently operating.

Employees

As of December 31, 2018, the Company had four consultants as officers under consulting agreements, with Thomas Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer and Corporate Secretary; and James Valentino, the non-executive Chairman; and no part-time employees. See Item 11 “Executive Compensation” below. Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients. Their staffing levels vary depending on the number and size of infrastructure projects underway. The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains its headquarters office at 60 E. 42nd Street, Suite 4600, New York, NY 10165.  At year end 2018, the Company was leasing facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for approximately $450 a month.  No leases exceed one year in duration.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “PWCO”.  The Company changed its symbol from “CSEI” to “PWCO” effective March 29, 2017 as a result of the Company’s name change.

Holders

As of March 28, 2019 there were 266 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2018. See Item 11 - “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

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

Results of Operations

Year ended December 31, 2018 as compared with December 31, 2017.

Revenue

During the year ended December 31, 2018, the Company had a net loss of ($328,280) on revenues of $1,109,642, versus a net loss of ($693,615) on revenues of $955,938 in the year ended December 31, 2017. The decreased loss was primarily due to the reduction in research and development expenditures related to the project for Modoc County, CA.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has declined from 2017 to 2018. The gross profit for that activity for the year ended December 31, 2018 was approximately 14% of project management revenues, versus approximately 20% in 2017, primarily due to a reduction in pass-through expenses.

The revenue increase for the year ended December 31, 2018, as compared to the prior year was a consequence of increased billings for the Company’s project management work.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $1,437,922, versus $1,649,553 during the year ended December 31, 2017. The 13% decrease in operating expenses in 2018 as compared with 2017 resulted from substantial declines in expenditures for professional fees, technology, research, development and fulfillment which more than offset an increase in contractor consulting expenses.

General and Administrative expenses for the year ended December 31, 2018 were $168,279, versus $163,881 during the year ended 2017, a negligible change.  Legal, accounting, and other professional fees decreased to $137,301 in 2018 from $194,932 in 2017 as the mix of required services changed.

Technology research, development and fulfillment expenses declined from $564,236 in 2017 to $253,107 in 2018 as the project work for the Company’s client in Modoc County, CA, was completed in early 2018 and the engine was installed and commissioned there.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2018, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2018, the Company had a working capital deficit of ($15,182) versus a working capital deficit of ($57,073) as of year ended December 31, 2017. This change was due to an improved cash position resulting from a private placement conducted in the second half of the year.

As of December 31, 2018, the Company had net cash of $345,406 as compared with $114,217 at December 31, 2017. At the end of 2018, net cash (used) by operating activities was ($99,694) as compared with $(533,750) at December 31, 2017. The decrease in net cash used by operating activities was primarily due to an increase in accounts payable and a reduction in net loss from ($693,615) to ($328,280).

At the end of 2018, there was $335,366 net cash provided by financing activities versus $665,000 during 2017. This decrease reflects the results of a financing in late 2018, wherein the Company raised gross proceeds of $350,000 in a private placement of common stock to investors as compared to $665,000 in the prior year.

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

Income Taxes

The Company has not incurred a material amount of taxes to New Jersey, New York State and New York City, and does not expect any material income tax liability for the period ended December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PwrCor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PwrCor, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in note 5 to the financial statements, two customers accounted for substantially all of the Company’s revenue for the years ended December 31, 2018 and 2017.  Our opinion is not modified with respect to this matter.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2012.

New York, New York

March 29, 2019

PwrCor, Inc.

Balance Sheet

	December 31, 2018	December 31, 2017

ASSETS
Cash	$345,406	$114,217
Accounts receivable, net of allowance for doubtful accounts	225,847	215,993
Prepaid expenses and deposits	34,379	54,667
Total Current Assets	605,632	384,877

Fixed Assets, net of accumulated depreciation	18,849	22,154

Intangible asset - license agreement	81,000	94,500

Total Assets	$705,481	$501,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$620,814	$441,950

Total Current Liabilities	620,814	441,950

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 and 207,662,722 shares issued and outstanding at December 31, 2018 and 2017, respectively	210,342	207,662
Additional paid-in capital	1,310,910	960,224
Retained (deficit)	(1,436,585)	(1,108,305)
Total Stockholders’ Equity	84,667	59,581

Total Liabilities and Stockholders’ Equity	$705,481	$501,531

See notes to financial statements

PwrCor, Inc.

Statement of Operations

	Year Ended December 31
	2018	2017

REVENUE
Project Management	$1,059,291	$917,957
Heat Conversion Technology	50,351	34,588
Other	-	3,393

Total Revenue	1,109,642	955,938

EXPENSES
Consulting fees	879,235	706,197
General and Administrative	168,279	163,881
Technology Research, Development & Fulfillment	253,107	564,236
Legal and other professional fees	137,301	194,932
Loss on Cancellation of License	-	20,307

Total Operating Expenses	1,437,922	1,649,553

Net (Loss)	$(328,280)	$(693,615)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	208,541,403	202,552,119

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2017 and December 31, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Total Stockholders’ Equity
Balance, December 31, 2016	200,739,432	$200,739	$311,147	$(414,690)	$97,196
Shares issued for cash	6,650,000	6,650	658,350	-	665,000
Shares issued for services	150,000	150	11,850		12,000
Shares for contributed capital	333,290	333	(333)		-
Shares retired	(210,000)	(210)	(20,790)	-	(21,000)
Net (Loss)	-	-	-	(693,615)	(693,615)
Balance, December 31, 2017	207,662,722	207,662	960,224	(1,108,305)	59,581
Shares issued for cash	2,500,000	2,500	332,866		335,366
Shares issued for services	180,000	180	17,820		18,000
Net (Loss)				(328,280)	(328,280)
Balance, December 31, 2018	210,342,722	$210,342	$1, 310,910	$(1,436,585)	$84,667

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

	Year Ended December 31
	2018	2017

NET (LOSS)	$(328,280)	$(693,615)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Shares issued for services	-	12,000
Depreciation and Amortization	21,288	6,697
Provision for Uncollectable Receivables	(7,067)	63,270
Cancellation of License Agreement	-	20,307
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(2,787)	(21,114)
Decrease (increase) in prepaid expenses	20,288	7,991
Increase (decrease) in accounts payable and accrued expenses	362,529	(60,365)
Increase (decrease) in deferred revenue	-	(34,587)
Increase (decrease) in accrued engine development expense	(165,665)	165,666

Total Adjustments	228,586	159,865

Net Cash (Used) by Operating Activities	(99,694)	(533,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,483)	(13,297)
Payment to Licensor	-	(94,500)
Net Cash Provided (Used) by Investing Activities	(4,483)	(107,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock - contributed capital	335,366	665,000
Net Cash Provided (Used) by Financing Activities	335,366	665,000

Net increase in cash	231,189	23,453

Cash, beginning of year	114,217	90,764

Cash, end of year	$345,406	$114,217

Non Cash Investing and Financing Activities
Shares issued for professional fees	18,000	12,000
Retirement of Common Stock	-	21,000
	18,000	33,000

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

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

The Company believes that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance its operations for the next twelve months.  The Company expects to seek additional capital to cover any working capital needs and its contractual obligations, and to fund growth initiatives in its identified markets.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however, the Company briefly maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At December 31, 2018, an allowance for doubtful accounts was made totaling $56,204 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.  In 2017, this allowance was $63,270.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

2. Significant Accounting Policies (continued)

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

The Company’s performance obligations under its engine business are generally satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 4.5% and 9.6% of revenue for the years ended December 31, 2018 and 2017, respectively. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time. It was approximately 95.5% and 90.1% of revenue for the years ended December 31, 2018 and 2017, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

2. Significant Accounting Policies (continued)

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments.  The Company had unbilled receivables (contract assets) of $146,000 and $62,212 at December 31, 2018 and 2017, respectively. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at December 31, 2018 or 2017. There was no revenue recognized during the year ended December 31, 2018 and 2017 that was included in contract liabilities at the beginning of the period.

On December 31, 2018, the Company had no remaining performance obligations.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.  Accumulated depreciation at December 31, 2018 and 2017 was $20,091 and $12,303, respectively.

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

Subsequently, in December, 2017, the Company entered into an intellectual property license agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”).  TTH is an entity owned equally by two entities affiliated, respectively, with two officers and directors of the Company, who also serve in management positions with TTH.

TTH is the owner of certain patent applications as well as the inventions relating to the Company’s proprietary engine technology (the “Licensed Patents and Technical Information”).  The Licensed Patents and Technical Information were developed by an independent non-profit research institute (the “Contractor”).  All work done by the Contractor for the patent applications and inventions licensed thereunder was paid for by TTH in order that TTH, rather than the Company, would be at risk if the research, development, engineering and design work were of little or no value.  Furthermore, the work performed by the Contractor for TTH was confidential for competitive business reasons.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

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

The Company will pay TTH a royalty equal to five (5%) percent of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000, of which $94,500 has been paid. In March of 2019, the Company completed the license fee with a payment of the remaining $40,500. The Patent License will terminate upon the expiration of all Licensed Patents. The Company may terminate the agreement on ninety (90) days’ prior written notice. TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2015 - 2017).

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

For 2018 and 2017, basic (loss) and diluted (loss) per share were the same. The warrants outstanding at December 31, 2018 are antidilutive.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for the Company’s 2018 calendar year. The Company adopted this standard on January 1, 2018, and it has had no material effect on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02: “Leases” (“ASU 2016-02”). ASU 2016-02 creates new accounting and reporting guidelines for leasing arrangements. The new standard will require organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The standard will also require new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for the Company’s 2019 calendar year, with early application permitted. The Company has evaluated the impact of ASU 2016-02 on its consolidated financial statements, and management does not expect the standard to have a material impact.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

2. Significant Accounting Policies (continued)

On June 20, 2018, FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. This ASU expands the scope of ASC Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees”. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $598,917 and $520,737 for the years ended December 31, 2018 and 2017, respectively. Amounts payable to these entities amounted to $210,606 and $123,802 at December 31, 2018 and 2017, respectively.

Prepaid Expenses

There were no amounts advanced to related entities in 2018, and amounts advanced in 2017 were repaid.

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 and $0 at December 31, 2018 and 2017, respectively. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

4. License Agreement

The agreement covering Licensed Patents and Technical Information entered into with TTH in December, 2017 provides for an initial license fee of $135,000, with certain subsequent royalty payments. Of this amount, $94,500 was paid out in December of 2017. The Company has the right to cancel the agreement upon 90 days’ notice.

The accompanying December 31, 2018 balance sheet presents the carrying value of the license fee at $94,500, net of $13,500 in accumulated amortization. The amortization over the next five years is estimated to be $13,500 annually.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

5. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for approximately 91.9% and 4.5% of the Company’s total revenue during the year ended December 31, 2018, and the same two customers accounted for 83.2% and 9.6% during the year ended December 31, 2017, respectively.

Two customers accounted for approximately 93.6% and 6.4% of total net accounts receivable at December 31, 2018, and accounted for 90.8% and 5.4%, respectively, at December 31, 2017.

6. Stock Issuance

In August, September and October 2018, the Company issued 2,500,000 shares of common stock at a per share price of $0.14 to three individual investors in return for gross proceeds of $350,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.40 per share.

In September and October 2017, the Company issued an aggregate of 6,650,000 shares of common stock at a per share price of $0.10 to thirteen individual investors in return for gross proceeds of $665,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.

At December 31, 2018, the Company had 4,575,000 warrants outstanding.  Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

The Company claims an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No commissions were paid and no underwriter or placement agent was involved in these transactions. The proceeds of these transactions were used for the Company’s working capital and general corporate purposes. The shares issued to these investors are restricted securities.

In December 2018, the Company also issued 180,000 shares for professional services. The shares were valued at $18,000 or $0.10 per share, based on their contract price.

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

PwrCor, Inc.

Notes to Financial Statements

December 31, 2018

7. Commitments (continued)

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

For 2018 and 2017, no amounts were paid to these officers nor were any amounts accrued.

8. Income Taxes

There was no provision for income tax for the years ended December 31, 2018 and 2017. The Company files a consolidated federal income tax return.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S.  Among the changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. Federal income tax rate applicable to corporations from 35% to 21%, effective January 1, 2018.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material. There were approximately $1,560,000 in net operating loss carryforwards at December 31, 2018, and approximately $1,130,000 at December 31, 2017, representing a potential deferred tax asset. The deferred tax asset amounted to approximately $328,000 at December 31, 2018 at current corporate tax rates, as compared to $237,000 at December 31, 2017. For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382. Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  He has concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2018 to ensure that:

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

Management’s Assessment

Based on this assessment, management has determined that, as of the December 31, 2018 measurement date, there were no material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of sufficient internal accounting resources and lack of segregation of certain duties at the Company due to the small number of people with responsibility for general administrative and financial matters.  At this time, management has decided that considering the individuals involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional resources to clearly segregate duties do not justify the additional expenses associated with such increases.  Additionally, we retain an outside consultant firm to assist in the financial reporting process.  We therefore conclude that our internal controls over financial reporting were effective as of December 31, 2018. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	63	Director, CEO and Interim CFO
Peter Fazio	66	Director and COO
James Valentino	76	Chairman of the Board of Directors
Wallace Baker	71	Director, Secretary and Chief Administrative Officer
Monirul Hoque	47	Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2018 and 2017 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non-qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2018	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2018	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2018	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2018	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1]

Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page.  For 2018 and 2017, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2018.

Benefit Plans

In 2013, the Board adopted and received consent of majority of shareholders for the Company’s 2013 Equity Incentive Award Plan (the “2013 Plan”) and the reservation of an aggregate of 3,000,000 shares of the Company’s common stock for issuance pursuant to the 2013 Plan. The 2013 Plan will be used to help attract, retain and motivate employees, consultants and directors.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2018.

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

For 2018 and 2017, no amounts were paid to these officers nor did any amounts accrue.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of March 28, 2019, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of March 28, 2019 there were 210,342,722 shares of common stock outstanding.

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

NAME AND ADDRESS (1) OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS (2)

Thomas Telegades	33,900,231	(3)	16.1%
Peter Fazio	32,309,353	(4)	15.4%
James Valentino	29,526,269	(5)	14.0%
Wallace Baker	30,314,830	(6)	14.4%
Monirul Hoque	1,125,000		0.5%
All Directors and Officers as a group	127,175,683		60.5%

Max Khan	10,535,000	(7)	5.0%

(1)

Except as otherwise set forth below, the address of each of the persons listed below is c/o PwrCor, Inc., 60 E. 42nd Street, Suite 4600, New York, New York 10165.

(2)

Based on 210,342,722 shares of Common Stock as of March 28, 2019.

(3)

These shares are owned by Semper Fi Energy Holdings, LLC of which Mr. Telegades is a control person.  This number does not include 8,757,827 shares owned by Cornerstone Program Advisors Ltd, an entity owned by Mr. Telegades’ wife or 500,000 shares owned by his wife.

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

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2018, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”).  Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding. All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2018 consists of Consideration Shares that they received in connection with the Merger, shares acquired from other directors, or shares received as a result of additional contributed capital invested in the Company.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2017 and 2018, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

In 2018, the Company incurred $137,080 in charges to Cornerstone Program Advisors Ltd for various consulting services.  Cornerstone Program Advisors Ltd provided such services to the Company in 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone.  As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife.  Mr. Telegades is the Chief Executive Officer of the Company.

In 2017, the Company undertook an obligation of $135,000 to Thermal Tech Holdings, LLC for licensing certain intellectual property, of which $40,500 remains outstanding.  Thermal Tech Holdings, LLC is owned by entities which are controlled by persons related to Mr. Telegades, Chief Executive Officer of the Company, and Mr. Baker, Chief Administrative Officer of the Company.  See Item 1 - “Business”.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2018 and December 31, 2017 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December, 2018	PKF O’Connor Davies December, 2017
Audit Fees	$37,000	$31,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$37,000	$31,500

Audit Fees for the fiscal years ended December 31, 2018 and 2017 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

3.3	Amended and Restated Certificate of Incorporation Changing Name to PwrCor, Inc. (6)

4.1	2013 Equity Incentive Award Plan (3)

4.2	Form of Subscription Agreement (7)

4.3	Form of Class A Common Stock Purchase Warrant (7)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

10.5	Agreement between the County of Modoc in the State of California and Cornerstone Sustainable Energy (8)

10.6	Patent License Agreement by and between Thermal Tech Holding LLC and PwrCor, Inc. (9)

10.7	Amendment to Consulting Agreement Dated as of May 15, 2013, by and between the Company and Thomas Telegades. (10)

10.8	Amendment to Consulting Agreement Dated as of May 15, 2013, by and between the Company and Peter Fazio. (10)

10.9	Amendment to Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker. (10)

Exhibit Number	Description
10.10	Amendment to Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC. (10)

14.1	Code of Ethics (10)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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

(8)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on January 3, 2017.

(9)

Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on December 27, 2017

(10)

Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PwrCor, Inc.

Dated: March 29, 2019	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades		March 29, 2019
Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ James Valentino		March 29, 2019
James Valentino	Chairman of the Board of Directors

/s/ Peter Fazio		March 29, 2019
Peter Fazio	Director

/s/ Wallace Baker		March 29, 2019
Wallace Baker	Director and Secretary

/s/ Monirul Hoque		March 29, 2019
Monirul Hoque	Director