Form 10-Q
period 2019-03-31
PwrCor, Inc.
filed 2019-05-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 13, 2019, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Three Months Ended

March 31, 2019

PwrCor, Inc.

Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash	$161,943	$345,406
Accounts receivable, net of allowance for doubtful accounts	204,817	225,847
Prepaid expenses and deposits	37,485	34,379
Total Current Assets	404,245	605,632

Intangible asset - license agreement	118,125	81,000

Fixed asset - engines, net of accumulated depreciation	16,902	18,849

Total Assets	$539,272	$705,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$526,139	$620,814
Total Current Liabilities	526,139	620,814

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both March 31, 2019 and December 31, 2018	$210,342	$210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(1,508,119)	(1,436,585)
Total Stockholders’ Equity	13,133	84,667

Total Liabilities and Stockholders’ Equity	$539,272	$705,481

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2019	2018

REVENUE
Project Management	$177,445	$276,761
Heat Conversion Technology	8,800	47,852

Total Revenue	186,245	324,613

EXPENSES
Consulting fees	156,315	208,820
Engine Production	26,217	41,247
General and Administrative	32,232	59,740
Legal and other professional fees	43,015	65,452

Total Expenses	257,779	375,259

Net (Loss)	$(71,534)	$(50,646)

Net Income (Loss) per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	210,342,722	207,662,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity

For the Three Months Ended

March 31, 2019 and March 31, 2018

(Unaudited)

March 31, 2019

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1, 310,910	$(1,436,585)	$84,667
Net Income (Loss)	-	-	-	(71,534)	(71,534)
Balance, March 31, 2019	210,342,722	$210,342	$1, 310,910	$(1,508,119)	$13,133

March 31, 2018

	Common Stock		Additional	Retained	Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581
Net (Loss)	-	-	-	(50,646)	(50,646)
Balance, March 31, 2018	207,662,722	$207,662	$960,224	$(1,158,951)	$8,935

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2019	2018

NET (LOSS)	$(71,534)	$(50,646)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities
Depreciation and amortization	5,322	5,322
Bad debt expense	-	58,704
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	21,030	(146,901)
Increase (decrease) in accounts payable and accrued expenses	(94,675)	118,350
Decrease (increase) in prepaid expenses and deposits	(3,105)	(783)
Decrease (increase) in accrued engine development costs	-	(10,786)
Total Adjustments	(71,428)	23,907

Net Cash (Used) by Operating Activities	(142,962)	(26,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to Licensor	(40,500)	-
Purchase of fixed assets	-	(4,483)
Net Cash (Used) in Investing Activities	(40,500)	(4,483)

Net increase (decrease) in cash	(183,462)	(31,222)

Cash, beginning of period	345,405	114,217

Cash, end of period	$161,943	$82,995

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

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

Note 2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include, recognition of revenue for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of License Agreements. Actual results could differ from those estimates.

The Company believes that funds generated from operations, together with existing cash and cash infusions by major stockholders will be sufficient to finance its operations for the next twelve months, but are likely to be insufficient to fund significant growth. The Company raised $665,000 and $350,000 in gross capital in 2017 and 2018, respectively, and, over time, expects to seek additional capital to cover any working capital needs, and to fund growth initiatives in its identified markets. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2018.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both March 31, 2019, and December 31, 2018, an allowance for doubtful accounts was made totaling $56,204, to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The Company’s performance obligations under its engine business are generally but not exclusively satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 0% and 14.7% of revenue for the three months ended March 31, 2019 and 2018, respectively. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

The Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Statement of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time. It was approximately 100.0% and 85.3% of revenue for the three months ended March 31, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at March 31, 2019 or 2018. Revenue recognized during the three months ended March 31, 2019 and 2018 that was included in contract liabilities at the beginning of the period was $0 and $0, respectively.

On March 31, 2019, the Company had no remaining performance obligations.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.

License Agreement

The cost of the license agreement (see Note 4) is being amortized on a straight-line basis over ten years.  The license agreement is tested annually for impairment or earlier if an indication of impairment exists.  The Company believes that the license agreement has not been impaired.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2014 - 2017).  The Company’s tax years end September 30.

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

For the three month period ended March 31, 2019 and 2018, basic (loss) and diluted (loss) per share were the same.  The 4,575,000 warrants outstanding at March 31, 2019 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02: “Leases” (“ASU 2016-02”). ASU 2016-02 creates new accounting and reporting guidelines for leasing arrangements. The new standard will require organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The standard will also require new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard has been adopted by the Company. The Company has evaluated the impact of ASU 2016-02 on its consolidated financial statements, and it did not have a material impact.

On June 20, 2018, FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. This ASU expands the scope of ASC Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees”. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has evaluated the impact of ASU 2018-07 on its consolidated financial statements and it did not have a material impact.

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities for the three months ended March 31, 2019 and 2018, amounted to $115,453 and $143,454, respectively. Amounts payable to these stockholders and entities at March 31, 2019 and 2018 totaled $169,653 and $144,875, respectively.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

(Unaudited)

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

The accompanying March 31, 2019 balance sheet presents the carrying value of the license fee at $118,125, which is net of $16,875 in accumulated amortization.  The cost of the license agreement is being amortized over ten years.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2019

(Unaudited)

5. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 89.9% and 10.1%, respectively, of total project management revenue during the three months ended March 31, 2019, and two customers accounted for 92.9% and 7.1%, respectively, during the three months ended March 31, 2018.

Two project management customers accounted for 90.2% and 9.8%, respectively, of total project management accounts receivable at March 31, 2019, and for 93.6% and 6.4%, respectively, at December 31, 2018. Project management accounts receivable constituted 88.6% of receivables at March 31, 2019, and 93.6% of net receivables as of December 31, 2018.

All of the revenue from the Company’s heat conversion technology was from single customers in the periods ended March 31, 2019 and March 31, 2018.

6. Stock Issuance

In August, September and October, 2018, the Company issued 2,500,000 shares of common stock at a per share price of $0.14 to three investors in return for a capital infusion of $350,000.  Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.40 per share. A total of 1,250,000 warrants accompanied these shares.

In September and October 2017, the Company had issued 6,650,000 shares of common stock at a per share price of $0.10 to thirteen individual investors in return for a capital infusion of $665,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.  A total of 3,325,000 warrants accompanied these shares.

At March 31, 2019, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

The Company claims exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No commissions were paid and no underwriter or placement agent was involved in these transactions. The proceeds of these transactions were used for the Company’s working capital and general corporate purposes.

7. Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2018, and the notes thereto.  The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

During the three month period ended March 31, 2019, the Company had a net loss of ($71,534), on revenues of $186,245, versus a net loss of ($50,646) on revenues of $324,613, respectively, in the three month period ended March 31, 2018. The decline in the most recent three month period in 2019 as compared to the corresponding period in 2018 was primarily due to a reduction in project management revenues from two customers.

Revenue

Revenues for the three months ended March 31, 2019 as compared to the same period in 2018 from the Company’s major customer showed a 36% decrease due to the winding down of certain customer projects. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased marginally from 2018 to 2019. This gross profit for the three month period ended March 31, 2019, was 18% of revenues, versus 17% for the corresponding period in 2018.

Revenue decreased 43% for the three month period ended March 31, 2019, as compared to the corresponding period from 2018. The decrease in the three month period is largely attributable to the abovementioned winding down of certain projects at one customer which was not fully offset by new business.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2019 were $257,779, versus $375,259, during the three month period ended March 31, 2018.  The 31% decrease in operating expenses in the three month period in 2019, against the corresponding period in 2018, was primarily due to lower costs of subcontracted consultants naturally resulting from the decreased project management activity noted above.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway.  As of the quarter ended March 31, 2019, the Company was using seven such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2019, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($121,894) versus a working capital deficit of ($15,182) as of the year ended December 31, 2018.  The change was principally due to a decline in receivables.

For the period ended March 31, 2019, the Company had cash of $161,943 versus $345,406 at December 31, 2018.  For the three months ended March 31, 2019, net cash (used) by operating activities was ($142,962) versus net cash (used) by operating activities of ($26,739) for the three months ended March 31, 2018.  The major factor in the change in net cash from operating activities was the use of cash for reducing payables, accrued expenses and outstanding obligations.

For the three month periods ended March 31, 2019 and March 31, 2018, $0 in cash was provided by financing activities. In the period ended March 31, 2019, $40,500 in cash was used in investing activities to complete the license acquisition from the licensor of the Company’s engine technology, while $4,483 was used for the purchase of capital equipment in the comparable 2018 period.

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

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2019, and does not expect any material income tax liability for the period.  There was less than $3,000 in income and related taxes for 2017 paid in the three months ended March 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. He has concluded that, as of March 31, 2019, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2018 from which there have been no material changes.

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

PWRCOR, INC.

Date: May 14, 2019	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer
Interim Chief Financial Officer
(Principal Executive Officer, Interim Principal Financial Officer and Principal Accounting Officer)