Form 10-Q
period 2019-06-30
PwrCor, Inc.
filed 2019-08-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 13, 2019, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Six Months Ended

June 30, 2019

PwrCor, Inc.

Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash	$78,683	$345,406
Accounts receivable	213,998	225,847
Prepaid expenses and deposits	40,715	34,379
Total Current Assets	333,396	605,632

Intangible asset - license agreement	114,750	81,000

Fixed asset - engines, net of accumulated depreciation	14,955	18,849

Total Assets	$463,101	$705,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	660,837	620,814
Total Current Liabilities	$660,837	$620,814

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both June 30, 2019 and December 31, 2018	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained (deficit)	(1,718,988)	(1,436,585)
Total Stockholders’ Equity (Deficit)	(197,736)	84,667

Total Liabilities and Stockholders’ Equity (Deficit)	$463,101	$705,481

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

REVENUE
Project Management	$183,263	$246,696	$360,708	$523,457
Engine Business	3,121	-	11,921	73,177

Total Revenue	186,384	246,696	372,629	596,634

EXPENSES
Consulting fees	148,934	219,953	305,249	428,773
Engine Development & Production	192,841	-	219,138	41,247
General and Administrative	19,409	32,803	51,561	92,543
Legal and other professional fees	36,069	25,880	79,084	91,332

Total Expenses	397,253	276,136	655,032	653,895

Net (Loss)	$(210,869)	$(29,440)	$(282,403)	$(80,086)

Net (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	210,342,722	207,662,722	210,342,722	207,662,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

For the Three and Six Months Ended June 30, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667

Net (Loss)	-	-	-	(71,534)	(71,534)
Balance, March 31, 2019	210,342,722	$210,342	$1,310,910	$(1,508,119)	$13,133

Net (Loss)	-	-	-	(210,869)	(210,869)
Balance, June 30, 2019	210,342,722	$210,342	$1,310,910	$(1,718,988)	$(197,736)

For the Three and Six Months Ended June 30, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581

Net (Loss)	-	-	-	(50,646)	(50,646)
Balance, March 31, 2018	207,662,722	$207,662	$960,224	$(1,158,951)	$8,935

Net (Loss)	-	-	-	(29,440)	(29,440)
Balance, June 30, 2018	207,662,722	$207,662	$960,224	$(1,188,391)	$(20,505)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018

NET INCOME (LOSS)	$(282,403)	$(80,086)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	10,644	10,644
Bad debt (recovery) and allowance for doubtful accounts	-	(7,066)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	11,849	(57,472)
Decrease (increase) in prepaid expenses and deposits	(6,336)	12,388
Increase (decrease) in accounts payable and accrued expenses	39,405	84,735
Increase (decrease) in accrued engine development costs	618	(38,294)
Total Adjustments	15,680	4,935

Net Cash (Used) by Operating Activities	(226,223)	(75,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,483)
Payment to Licensor	(40,500)	-
Net Cash (Used) in Investing Activities	(40,500)	(4,483)

Net (decrease) in cash	(266,722)	(79,634)

Cash, beginning of period	345,405	114,217

Cash, end of period	$78,683	$34,583

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both June 30, 2019, and December 31, 2018, an allowance for doubtful accounts was made totaling $56,204 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The Company’s performance obligations under its engine business are generally satisfied as over time. Revenue from products or services transferred to its customer over time accounted for approximately 0% of revenue for both the three and six months ended June 30, 2019 and 0% and 12.3%, respectively, for the comparable periods in 2018. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

Accounting for over time contracts involves the use of various techniques to estimate total revenue and costs. The Company estimates profit on such contracts as the difference between total estimated revenue and expected costs to complete a contract, and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include, among other things, labor productivity, costs and availability of materials. The nature of these long-term agreements may give rise to several types of variable consideration, such as claims, awards and incentive fees. These amounts of variable consideration are not expected to be significant. Additionally, contract estimates may include additional revenue for submitted contract modifications if there exists an enforceable right to the modification, the amount can be reasonably estimated and its realization is probable. These estimates are based on historical collection experience, anticipated performance, and the Company’s best judgment at the time. These amounts are generally included in the contract’s transaction price and are allocated over the remaining performance obligations. Changes in judgments on these above estimates could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

The Company may receive payments from customers based upon contractual billing schedules; accounts receivable are recorded when the right to consideration becomes unconditional. In the event a contract loss becomes known, the entire amount of the estimated loss is recognized in the Statement of Operations.

The majority of the Company’s revenue is from products and services transferred to customers at a point in time. It was approximately 100% and 87.7% of revenue for the six months ended June 30, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at June 30, 2019 or 2018. Revenue recognized during the six months ended June 30, 2019 and 2018 that was included in contract liabilities at the beginning of the period was $0.

On June 30, 2019, the Company had no remaining performance obligations.

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

For the three and six month periods ended June 30, 2019 and 2018, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at June 30, 2019 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $116,664 and $232,159 for the three and six month periods, respectively, ended June 30, 2019, and $149,844 and $295,269 for the three and six month periods, respectively, ended June 30, 2018. Amounts payable to these stockholders and entities at June 30, 2019 and 2018 totaled $151,181 and $155,482, respectively.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

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

The accompanying June 30, 2019 balance sheet presents the carrying value of the license fee at $114,750, which is net of $20,250 in accumulated amortization. The cost of the license agreement is being amortized over ten years.

5. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 95.7% and 4.3% for the three month period ended June 30, 2019, and 92.8% and 5.0%, respectively, of total project management revenue during the six months ended June 30, 2019. Two customers accounted for 96.3% and 3.7% for the three month period a year earlier, and 94.5% and 5.5%, respectively, during the six months ended June 30, 2018.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2019

(Unaudited)

5. Concentrations (continued)

Two project management customers accounted for 90.9% and 9.1%, respectively, of total project management accounts receivable at June 30, 2019, and for 93.6% and 6.4%, respectively, at December 31, 2018. Project management accounts receivable constituted 91.8% of receivables at June 30, 2019, and 93.6% of net receivables as of December 31, 2018.

Revenue from the Company’s heat conversion technology was from different clients in the periods ended June 30, 2019 and June 30, 2018.

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

In September and October 2017, the Company had issued 6,650,000 shares of common stock at a per share price of $0.10 to thirteen individual investors in return for a capital infusion of $665,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.30 per share.  A total of 3,325,000 warrants accompanied these shares.  In July 2019, the Board of Directors extended the expiration date of these warrants to October 22, 2020.

At June 30, 2019, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

Results of Operations

During the three and six month periods ended June 30, 2019, the Company had a net loss of ($210,869) and ($282,403), respectively, on revenues of $186,384 and $372,629, respectively, versus a net loss of ($29,440) and ($80,086), respectively, on revenues of $246,696 and $596,634, respectively, in the three and six month periods ended June 30, 2018. The higher net loss in the most recent three month period in 2019 as compared to the corresponding period last year was due primarily to expenditures on the development and testing of the Company’s previously announced next generation of its proprietary engine technology. Revenue for both the three and six month periods in 2019 was adversely affected, as compared to the corresponding periods in 2018, by declining activity with a major project management client which was not fully offset by increased project management client activity elsewhere.

Revenue

Revenues for the six months ended June 30, 2019 as compared to the same period in 2018 from the Company’s major customer showed a 32% decrease due to reduced activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2018 to 2019 due primarily to a changing mix of customer activity. This gross profit for the six month period ended June 30, 2019, was 18% of revenues, versus 16% for the corresponding period in 2018.

Revenue declined 24% for the three month period and 38% for the six month period ended June 30, 2019, as compared to the corresponding periods from 2018. The decline was largely attributable to the winding down of the engine project in California, while project management revenues declined due to decreased activity with the largest customer.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2019 were $397,253 and $655,032 respectively, versus $276,136 and $653,895, respectively, during the three and six month periods ended June 30, 2018. Although operating expenses for the six month periods were similar, both periods saw most expenses decline in 2019 but expenditures related to the Company’s technological development were substantially increased.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended June 30, 2019, the Company was using six such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2019, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($327,441) versus a working capital deficit of ($15,182) as of the year ended December 31, 2018. The change to a deficit was primarily due to a decline in cash.

For the period ended June 30, 2019, the Company had cash of $78,683 versus $345,406 at December 31, 2018. For the six months ended June 30, 2019, net cash (used) by operating activities was ($226,223) versus net cash (used) by operating activities of  ($75,151) for the six months ended June 30, 2018. The major factor in the change in net cash from operating activities was the operating loss, largely driven by technology development expenditures.

For the six month periods ended June 30, 2019 and June 30, 2018, no cash was expended or provided by financing activities. For the six month period ended June 30, 2019 $40,500 was used in investing activities, while $4,483 was used in the comparable 2018 period.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2019, and does not expect any material income tax liability for the period. There were no income and related taxes for 2018 paid in the six months ended June 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. He has concluded that, as of June 30, 2019, our disclosures, controls and procedures were effective to ensure that:

(1)Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions’ rules and forms; and

(2)Controls and procedures are designed by the Company to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: August 13, 2019	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)