Form 10-Q
period 2019-09-30
PwrCor, Inc.
filed 2019-11-14
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 13, 2019, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Nine Months Ended

September 30, 2019

PwrCor, Inc.

Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash	$52,514	$345,406
Accounts receivable, net	237,114	225,847
Prepaid expenses and deposits	37,995	34,379
Total Current Assets	327,623	605,632

Intangible asset - license agreement, net of accumulated amortization	111,375	81,000

Fixed asset - engines, net of accumulated depreciation	13,008	18,849

Total Assets	$452,006	$705,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	780,305	620,814
Total Current Liabilities	$780,305	$620,814

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both September 30, 2019 and December 31, 2018	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained (deficit)	(1,849,551)	(1,436,585)
Total Stockholders’ Equity (Deficit)	(328,299)	84,667

Total Liabilities and Stockholders’ Equity (Deficit)	$452,006	$705,481

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2019

REVENUE
Project Management	$218,543	$342,904	$579,250	$866,361
Engine Business	-	-	11,921	73,177

Total Revenue	218,543	342,904	591,171	939,538

EXPENSES
Consulting fees	175,604	297,294	474,854	726,068
Engine Production	-	-	-	41,247
Research & Development	119,078	-	338,216	-
General and Administrative	19,007	34,045	76,568	149,413
Legal and other professional fees	35,416	3,662	114,499	94,994

Total Expenses	349,105	335,001	1,004,137	1,011,722

Net Income (Loss)	$(130,563)	$7,903	$(412,966)	$(72,184)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	210,342,722	208,639,959	210,342,722	207,989,665

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667

Net (Loss)	-	-	-	(71,534)	(71,534)
Balance, March 31, 2019	210,342,722	$210,342	$1,310,910	$(1,508,119)	$13,133

Net (Loss)	-	-	-	(210,869)	(210,869)
Balance, June 30, 2019	210,342,722	$210,342	$1,310,910	$(1,718,988)	$(197,736)

Net (Loss)	-	-	-	(130,563)	(130,563)
Balance, September 30, 2019	210,342,722	$210,342	$1,310,910	$(1,849,551)	$(328,299)

For the Three and Nine Months Ended September 30, 2018

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581

Net (Loss)	-	-	-	(50,646)	(50,646)
Balance, March 31, 2018	207,662,722	$207,662	$960,224	$(1,158,951)	$8,935

Net (Loss)	-	-	-	(29,440)	(29,440)
Balance, June 30, 2018	207,662,722	$207,662	$960,224	$(1,188,391)	$(20,505)

Shares issued for invested capital	2,142,857	2,143	283,873	-	286,016
Net Income (Loss)	-	-	-	7,903	7,903
Balance, September 30, 2018	209,805,579	$209,805	$1,244,097	$(1,180,488)	$273,414

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

NET INCOME (LOSS)	$(412,966)	$(72,184)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	15,966	15,966
Bad debt (recovery) and allowance for doubtful accounts	-	(7,067)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	(11,267)	(39,114)
Decrease (increase) in prepaid expenses and deposits	(3,616)	14,754
Increase (decrease) in accounts payable and accrued expenses	(37,167)	116,293
Increase (decrease) in accrued engine development costs	196,659	(134,414)
Total Adjustments	160,575	(33,582)

Net Cash (Used) by Operating Activities	(252,391)	(105,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,483)
Payment to Licensor	(40,500)	-
Net Cash (Used) in Investing Activities	(40,500)	(4,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued, net of legal costs	-	286,016
Net Cash Provided by Financing Activities		286,016

Net (decrease) increase in cash	(292,891)	175,767

Cash, beginning of period	345,405	114,217

Cash, end of period	$52,514	$289,984

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

September 30, 2019

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2018. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both September 30, 2019, and December 31, 2018, an allowance for doubtful accounts was made totaling $56,204 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The Company’s performance obligations under its engine business are generally satisfied as over time. The Company did not recognize any revenue from its customers over time during the three months and nine months ended September 30, 2019. Revenue from products or services transferred to its customer over time accounted for approximately 0% and 7.8%, respectively, for the comparable periods in 2018. Revenue under this contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

September 30, 2019

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

The majority of the Company’s revenue is from products and services transferred to customers at a point in time. It was approximately 100% and 92.2% of revenue for the nine months ended September 30, 2019 and 2018, respectively. The Company recognizes revenue at the point in time in which the customer obtains control of the product or service, which is generally when product title passes to the customer upon shipment.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing. Contract liabilities additionally include customer advances or prepayments. Costs in excess of billings and billings in excess of costs associated with over time contracts were not significant at September 30, 2019 or 2018.

On September 30, 2019, the Company had no remaining performance obligations.

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

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2015 - 2017).  The Company’s tax year ends September 30.

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

For the three and nine month periods ended September 30, 2019 and 2018, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at September 30, 2019 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2019

(Unaudited)

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

On September 20, 2018, FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. This ASU expands the scope of ASC Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees”. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The new standard has been adopted by the Company. The Company has evaluated the impact of ASU 2018-07 on its consolidated financial statements and it did not have a material impact.

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $95,665 and $311,799 for the three and nine month periods, respectively, ended September 30, 2019, and $168,432 and $460,212 for the three and nine month periods, respectively, ended September 30, 2018. Amounts payable to these stockholders and entities at September 30, 2019 and 2018 totaled $131,692 and $179,064, respectively.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2019

(Unaudited)

3. Related Party Transactions (continued)

Technology Development Fees

The Company has a technology development agreement and license agreement with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”). TTH is an entity owned equally by two entities affiliated, respectively, with two directors of the Company, who also serve in management positions with TTH.  Under that agreement, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 and $0 at September 30, 2019 and 2018, respectively. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

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

Subsequently, in December 2017, the Company entered into an intellectual property license agreement with TTH. TTH is the owner of certain patent applications as well as the inventions relating to the Company’s proprietary engine technology (the “Licensed Patents and Technical Information”). The Licensed Patents and Technical Information were developed by an independent non-profit research institute (the “Contractor”). All work done by the Contractor was paid for by TTH in order that TTH, rather than the Company, would be at risk if the research, development, engineering and design work were of little or no value. Furthermore, the work performed by the Contractor for TTH was confidential for competitive business reasons.

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

The accompanying September 30, 2019 balance sheet presents the carrying value of the license fee at $111,375, which is net of $23,625 in accumulated amortization. The cost of the license agreement is being amortized over ten years.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2019

(Unaudited)

5. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for 96.7% and 3.3% of total project management revenue during the three month period ended September 30, 2019, and 94.3% and 4.3%, respectively, for the nine months ended September 30, 2019. Two customers accounted for 96.9% and 3.1% for the three month period a year earlier, and 95.5% and 4.5%, respectively, during the nine months ended September 30, 2018.

Two project management customers accounted for 96.7% and 3.3%, respectively, of total project management accounts receivable at September 30, 2019, and for 93.6% and 6.4%, respectively, at December 31, 2018. Project management accounts receivable constituted 93.9% of receivables at September 30, 2019, and 93.6% of net receivables as of December 31, 2018.

Revenue from the Company’s heat conversion technology was from different clients in the periods ended September 30, 2019 and September 30, 2018.

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

At September 30, 2019, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

Results of Operations

During the three and nine month periods ended September 30, 2019, the Company had a net loss of ($130,563) and ($412,966), respectively, on revenues of $218,543 and $591,171, respectively, versus net income of $7,903 and a net (loss) of ($72,184), respectively, on revenues of $342,904 and $939,538, respectively, in the three and nine month periods ended September 30, 2018. The net loss in the most recent three month period in 2019 as compared to the net income in the corresponding period last year was due primarily to expenditures on the development and testing of the Company’s previously announced next generation of its proprietary engine technology. Revenue for both the three and nine month periods in 2019 was affected, as compared to the corresponding periods in 2018, by declining activity with a major project management client which was not fully offset by increased project management client activity elsewhere.

Revenue

Project management revenues for the nine months ended September 30, 2019 as compared to the same period in 2018 from the Company’s major customer showed a 33% decrease due to reduced activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2018 to 2019 due primarily to a changing mix of customer activity. This gross profit for project management revenue for the nine month period ended September 30, 2019, was 21% of revenues, versus 13% for the corresponding period in 2018.

Revenue declined 36% for the three month period and 37% for the nine month period ended September 30, 2019, as compared to the corresponding periods from 2018. The decline was partially attributable to the winding down of the engine project in California, but more significantly affected by a project management revenue decline due to decreased activity with the largest customer.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2019 were $349,105 and $1,004,137 respectively, versus $335,001 and $1,011,722, respectively, during the three and nine month periods ended September 30, 2018. Although operating expenses for the nine month periods were similar, both periods saw most expenses comparable in 2019 but expenditures related to the Company’s technological development were substantially increased.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended September 30, 2019, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of September 30, 2019, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($452,682) versus a working capital deficit of ($15,182) as of the year ended December 31, 2018. The increased deficit was primarily due to a decline in cash and an increase in accrued expenses, primarily associated with technology development.

For the period ended September 30, 2019, the Company had cash of $52,514 versus $345,406 at December 31, 2018. For the nine months ended September 30, 2019, net cash (used) by operating activities was ($252,391) versus net cash (used) by operating activities of ($105,766) for the nine months ended September 30, 2018. The major factor in the change in net cash from operating activities was the operating loss, largely driven by technology development expenditures.

For the nine month period ended September 30, 2019 no cash was expended or provided by financing activities while for the comparable period ended September 30, 2018, $286,016 in net cash was provided in connection with a private placement of stock. For the nine month period ended September 30, 2019, $40,500 was used in investing activities for the remaining payment on the License Agreement with TTH, while $4,483 was used to purchase fixed assets in the comparable 2018 period.

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

Income Taxes

The Company did not record any income tax provision for the nine month period ended September 30, 2019, and does not expect any material income tax liability for the period. There were no income and related taxes for 2018 paid in the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. He has concluded that, as of September 30, 2019, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: November 14, 2019	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)