Form 10-K
period 2019-12-31
PwrCor, Inc.
filed 2020-04-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  001-09370

PWRCOR, INC.

(Exact Name of Issuer as Specified in its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $9,189,958.

As of April 13, 2020, there were 210,342,722 shares of the registrant’s common stock outstanding.

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

Description of the Business

The Company specializes in delivering energy infrastructure and alternative energy solutions to a range of commercial customers and to institutions such as hospitals and universities. The Company has expanded and transformed its business to take advantage of opportunities in the alternative energy and clean energy arenas.

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

Strategy

The Company is pursuing three growth initiatives:

(1)  Acquiring and applying “cleantech solutions” - technology, equipment and methods to solve client needs and provide a competitive advantage, such as cleantech engine technology.  In the first such acquisition, the Company merged with Sustainable, the holder of manufacturing and sales rights for an engine technology that has since been abandoned by the Company in favor of a superior technology for which it has committed development resources, and for which it has acquired exclusive worldwide rights under an agreement described in the section beginning below under “Technology Market, License and Agreements”.

(2)  Making strategic acquisitions and entering into strategic joint ventures in and around its core areas of expertise. The first of these was in cleantech, described directly above.  Other potential acquisition or merger targets are continually under review. They must meet rigorous financial and growth criteria, offer a strategic fit, and expand the market or competitive position of the Company. Targets include those in the data center, clean water, bio incineration, waste heat recovery, and clean engine technologies.

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

Technology Market, License and Agreements

The waste-heat-to-energy market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it.  However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels.  The geothermal market in the U.S. alone has approximately 3,600MW of installed capacity.  Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet far from as low as those at which the Company’s technology can operate. Currently, an additional 1,200MW is in some stage of development, representing an anticipated investment of some $4 to $5 billion. Although the Company’s technology can be configured to operate in the entire range of temperatures, its prime market is in these untapped lower temperature resources.  This is in addition to a related market opportunity for adding this technology to capture waste heat from existing higher-temperature geothermal plants in a “bottoming cycle”, enabling them to increase output from an already-tapped resource.

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

On December 27, 2016, the Company entered into an agreement with Modoc County, California, to supply its PwrCor™ engine as part of a demonstration project that converts ultra-low-grade heat into electricity.  The heat is being obtained from a geothermal hot spring which comes to the surface at temperatures of approximately 190° F. Funding was arranged by Modoc County via a grant from the California Energy Commission with the Company entitled to revenues of up to $123,624 while being responsible for expenses of up to $54,000. The project manager was Modoc County.  In early 2018, the PwrCor engine was delivered, installed, demonstrated to produce electricity as agreed, and accepted by the client.  Subsequently, certain infrastructure modifications required to be made by other parties as specified for the continued operation of the engine were not completed, so the unit is standing by but not, to the Company’s knowledge, currently operating.

Employees

As of December 31, 2019, the Company had four consultants as officers under consulting agreements, with Thomas Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer and Corporate Secretary; and James Valentino, the non-executive Chairman; and no part-time employees. See Item 11 “Executive Compensation” below. Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients. Their staffing levels vary depending on the number and size of infrastructure projects underway. The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains its headquarters office at 60 E. 42nd Street, Suite 4600, New York, NY 10165.  At year-end 2019, the Company was leasing facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for approximately $450 a month.  No -lease exceeds one year in duration.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.001 per share, trades on the OTC Markets under the symbol “PWCO”.  The Company changed its symbol from “CSEI” to “PWCO” effective March 29, 2017 as a result of the Company’s name change. The liquidity of our shares on the OTCQB is limited, and prices quoted may not be a reliable indication of the value of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 10, 2020, there were 255 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2019. See Item 11 - “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

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

(1) Our 2013 Equity Incentive Award Plan was adopted by our stockholders on or about July 12, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases made during the fourth quarter of the issuer’s fiscal year.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation, completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and assumed the operations of each of these entities (the “Merger”). Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables; those operations were ceased and collections on any remaining receivables were run off.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace. Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company has refocused on managing energy infrastructure projects and developing applications for a proprietary environmentally benign heat conversion technology with particular focus on the geothermal and waste-heat-to-energy production markets.

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

Results of Operations

Year ended December 31, 2019 as compared with December 31, 2018.

Revenue

During the year ended December 31, 2019, the Company had a net loss of ($449,421) on revenues of $757,639, versus a net loss of ($328,280) on revenues of $1,109,642 in the year ended December 31, 2018. The increased loss was primarily due to increased research and development expenditures related to a newer technology engine design.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects improved from 2018 to 2019. The gross profit for that activity for the year ended December 31, 2019 was approximately 20% of project management revenues, versus approximately 14% in 2018, primarily due to a reduction in contractor resources and improved cost management.

The revenue decrease for the year ended December 31, 2019, as compared to the prior year was a consequence of decreased billings for the Company’s largest customer not fully offset by other business.

Operating Expenses

Total operating expenses for the year ended December 31, 2019 were $1,207,060, versus $1,437,922 during the year ended December 31, 2018. The 16% decrease in operating expenses in 2019 as compared with 2018 resulted from primarily the decline in expenditures for contractor consulting expenses as billable hours decreased.

General and Administrative expenses for the year ended December 31, 2019 were $97,384, versus $168,279, during the year ended 2018, a decrease of 42%, as rent, utilities and related expenses declined.  Legal, accounting, and other professional fees decreased to $135,932 in 2019 from $137,301 in 2018, a negligible change.

Technology research, development and fulfillment expenses increased from $253,107 in 2018 to $376,432 in 2019, an increase of 49%, as technology development expenditures were incurred related to a new engine design.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2019, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2019, the Company had a working capital deficit of ($483,815) versus a working capital deficit of ($15,182) as of year ended December 31, 2018. This change was due to the increased expenditures related to technology development and the lower project management revenue.

As of December 31, 2019, the Company had net cash of $126,632 as compared with $345,406 at December 31, 2018. For the year ended December 31, 2019, the change in net cash (used) by operating activities was ($178,274) as compared with ($99,694) at December 31, 2018. The decrease in net cash used by operating activities was primarily due to the increase in net loss from ($328,280) to ($449,421).  In 2019, $40,500 was used by investing activities in a final payment to the Licensor on the 2017 License Agreement.

At the end of 2019, there was no net cash provided by financing activities versus $335,366 during 2018, as the Company did not have an investor financing in 2019.

The recent worldwide emergence of a new and in some cases fatal coronavirus has caused major disruptions to daily life domestically and around the world.  Most important to the Company, these developments are causing significant changes in a wide array of business activities and disruption in capital markets.  Regarding the first, the Company is currently engaged in projects at hospitals primarily in the New York City, and there can be no assurance that these hospitals will continue the Company’s activity uninterrupted while dealing with potentially major demands on their treatment facilities, or whether the hospital environments will be sufficiently safe for the Company’s consultants to continue to work on-site.  Regarding the second, the dramatic swings in financial markets and the related uncertainties are likely to challenge efforts to obtain additional capital during this pandemic and, possibly, in its near term aftermath.

Given these major uncertainties, the Company cannot reliably project its results from its project management operations for at least the next six months, so it is uncertain whether any such revenue, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.

However, the Company has engaged the services of an investment bank and is actively seeking additional capital to cover any working capital needs and to fund growth initiatives in its identified markets. There can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The initiative is also in the process of actively introducing the Company’s engine technology to business in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product.  These efforts also have no assurance, particularly in an environment where businesses are being disrupted, of achieving their objectives at sufficient scale to achieve desirable levels of cash flow. The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company has not incurred a material amount of taxes to New Jersey, New York State and New York City, and does not expect any material income tax liability for the period ended December 31, 2019.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PwrCor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PwrCor, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in note 4 to the financial statements, two customers accounted for substantially all of the Company’s revenue for the years ended December 31, 2019 and 2018. Our opinion is not modified with respect to this matter.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a working capital deficit and continues to incur net losses from operations. To meet its obligations and to sustain its operations the Company will need to seek funds through capital raising or financing sources as well from generating increased revenues from its products and services. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2012.

New York, New York

April 13, 2020

PwrCor, Inc.

Balance Sheet

	December 31, 2019	December 31, 2018

ASSETS
Cash	$126,632	$345,406
Accounts receivable, net of allowance for doubtful accounts	151,882	225,847
Prepaid expenses and deposits	32,039	34,379
Total Current Assets	310,553	605,632

Fixed Assets, net of accumulated depreciation	11,061	18,849

Intangible asset - license agreement	108,000	81,000

Total Assets	$429,614	$705,481

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$794,368	$620,814
Total Current Liabilities	794,368	620,814

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at December 31, 2019 and 2018	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained (deficit)	(1,886,006)	(1,436,585)
Total Stockholders’ Equity (Deficit)	(364,754)	84,667

Total Liabilities and Stockholders’ Equity (Deficit)	$429,614	$705,481

See notes to financial statements

PwrCor, Inc.

Statement of Operations

	Year Ended December 31,
	2019	2018

REVENUE
Project Management	$745,718	$1,059,291
Heat Conversion Technology	11,921	50,351

Total Revenue	757,639	1,109,642

EXPENSES
Consulting fees	597,312	879,235
General and Administrative	97,384	168,279
Technology Research, Development & Fulfillment	376,432	253,107
Legal and other professional fees	135,932	137,301

Total Operating Expenses	1,207,060	1,437,922

Net (Loss)	$(449,421)	$(328,280)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	$210,342,722	$208,541,403

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and December 31, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2017	207,662,722	$207,662	$960,224	$(1,108,305)	$59,581
Shares issued for cash	2,500,000	2,500	332,866	-	335,366
Shares issued for services	180,000	180	17,820	-	18,000
Net (Loss)	-	-	-	(328,280)	(328,280)
Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667
Net (Loss)	-	-	-	(449,421)	(449,421)
Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

	Year Ended December 31,
	2019	2018

NET (LOSS)	$(449,421)	$(328,280)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and Amortization	21,288	21,288
Provision for Uncollectable Receivables	(4,099)	(7,067)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	78,064	(2,787)
Decrease (increase) in prepaid expenses and deposits	2,340	20,288
Increase (decrease) in accounts payable and accrued expenses	173,554	362,529
Increase (decrease) in accrued engine development expense	-	(165,665)

Total Adjustments	271,147	228,586

Net Cash (Used) by Operating Activities	(178,274)	(99,694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,483)
Payment to Licensor	(40,500)	-
Net Cash Provided (Used) by Investing Activities	(40,500)	(4,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Common Stock - contributed capital	-	335,366
Net Cash Provided (Used) by Financing Activities	-	335,366

Net increase (decrease) in cash	(218,774)	231,189

Cash, beginning of year	345,406	114,217

Cash, end of year	$126,632	$345,406

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for professional fees	$-	$18,000

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

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

In view of the disruptions to the economy resulting from the recently emerged worldwide virus pandemic, the Company’s ongoing business activities may be curtailed for a period.  In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance the Company’s operations for the next twelve months.  The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to business in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product.  However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues.

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

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

2. Significant Accounting Policies (continued)

Accounts Receivable (continued)

At December 31, 2019, an allowance for doubtful accounts was made totaling $52,105 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements. In 2018, this allowance was $56,204.

Revenue Recognition

Revenues are recognized when the Company satisfies a performance obligation by transferring goods or services promised in a contract to a customer, in an amount that reflects the consideration to be received in exchange for those goods or services.

Revenue from contract customers is recognized by: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to separate performance obligations; and (5) recognizing revenues when (or as) each performance obligation is satisfied.

The majority of the Company’s revenue is currently from products and services transferred to customers at a point in time. It was 100.0% and approximately 95.5% of revenue for the years ended December 31, 2019 and 2018, respectively. These revenues are generated by providing consulting services to customers under a contractual arrangement. They are (a) time and expense arrangements, under which the customer pays the Company, typically as billed in a monthly invoice, based on hours incurred and contracted rates; (b) performed activities arrangements, under which the customer pays the Company for particular tasks performed (typically tasks which can be valued, but for which time spent is highly variable or unpredictable), based on contracted rates; or (c) reimbursements by the customer for certain identified expenses, such as travel, out-of-pocket, or advances on behalf of the customer.

The Company recognizes revenue for (a) and (b) at the point in time in which the customer is provided the service and is invoiced for that period.  Amounts under (c) are generally included in revenues in the period invoiced, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time in 2019, but accounted for approximately 4.5% of revenue for the year ended December 31, 2018, respectively. Revenue under this type of contract is generally recognized based upon the proportion of actual costs incurred to estimated total project costs, which is considered most indicative of the Company’s performance to date under the terms of the contract.

Progress payments, which when involved are invoiced, are typically characteristic of such contracts, but do not affect revenue recognition.  In this regard and in other instances, the timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract assets or contract liabilities (deferred revenue) on the Company’s balance sheet. The Company records a contract asset when revenue is recognized prior to invoicing, or contract liabilities when revenue is recognized subsequent to invoicing.

The Company had unbilled receivables (contract assets) of $63,410 and $146,000 at December 31, 2019 and 2018, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at December 31, 2019 or 2018. There was no revenue recognized during the year ended December 31, 2019 and 2018 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered.  These are typically covered under the contract with the customer.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

2. Significant Accounting Policies (continued)

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years. Accumulated depreciation at December 31, 2019 and 2018 was $27,879 and $20,091, respectively.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2016 - 2018).

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

For 2019 and 2018, basic (loss) and diluted (loss) per share were the same. The warrants outstanding at December 31, 2019 are antidilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02: “Leases” (“ASU 2016-02”). ASU 2016-02 creates new accounting and reporting guidelines for leasing arrangements. The new standard will require organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The standard will also require new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for the Company’s 2019 calendar year, with early application permitted. The Company has evaluated the impact of ASU 2016-02 on its consolidated financial statements, and it did not have a material impact as the Company’s lease obligation is less than one year.

On June 20, 2018, FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. This ASU expands the scope of ASC Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees”. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company has evaluated the impact of this standard and it did not have a material impact on the Company’s financial statements.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

2. Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $386,735 and $598,917 for the years ended December 31, 2019 and 2018, respectively. Amounts payable to these entities amounted to $102,700 and $210,606 at December 31, 2019 and 2018, respectively.

Prepaid Expenses

There were no amounts advanced to related entities in 2019 or 2018.

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at December 31, 2019 and 2018. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of December 31, 2019.

License Agreements

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

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

2. Related Party Transactions (continued)

The Company will pay TTH a royalty equal to five (5%) percent of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000, which has been paid.  The Patent License will terminate upon the expiration of all Licensed Patents. The Company may terminate the agreement on ninety (90) days’ prior written notice. TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

The accompanying December 31, 2019 and 2018 balance sheet presents the carrying value of the license fee at $135,000, net of $27,000 and $13,500, respectively, in accumulated amortization. The cost of the license agreement is being amortized over ten years for an estimated $13,500 annually.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for approximately 92.1% and 5.2% of the Company’s total revenue during the year ended December 31, 2019, and two customers accounted for 91.9% and 4.5% during the year ended December 31, 2018, respectively.

Two customers accounted for approximately 73.9% and 14.4% of total net accounts receivable at December 31, 2019, and two customers accounted for 93.6% and 6.4%, respectively, at December 31, 2018.

5. Stock Issuance

In August, September and October 2018, the Company issued 2,500,000 shares of common stock at a per share price of $0.14 to three individual investors in return for gross proceeds of $350,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.40 per share.

At December 31, 2019, the Company had 4,575,000 warrants outstanding.  Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

6. Commitments and Contingencies

Consultants

The Company entered into an agreement with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2013, which was renewed on May 15, 2016 and again on May 15, 2019. The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2019, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2013, which was renewed on May 15, 2016 and again on May 15, 2019. The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2019, or one year following his termination or voluntary resignation.

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

For 2019 and 2018, no amounts were paid to these officers nor were any amounts accrued.

The Company’s operations and financial performance may be affected by the recent coronavirus outbreak which has spread globally and is expected to adversely affect economic conditions throughout the world.  If the outbreak continues and conditions worsen, the Company may experience a disruption in operations as well as a decline in revenue activities. The outbreak is likely to adversely affect the Company’s business, financial conditions, and results of operations on an interim basis.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2019

7. Income Taxes

There was no provision for income tax for the years ended December 31, 2019 and 2018. The Company files a consolidated federal income tax return.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S.  Among the changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21%, effective January 1, 2018.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material. There were approximately $2,229,000 in net operating loss carryforwards at December 31, 2019, and approximately $1,560,000 at December 31, 2018, representing a potential deferred tax asset. The deferred tax asset amounted to approximately $468,000 at December 31, 2019 at current corporate tax rates, as compared to $328,000 at December 31, 2018. Of the total $2,229,000 total net operating losses at December 31, 2019, approximately $1,560,000 expire in various years through 2037 and approximately $669,000 carry forward indefinitely. For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382. Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. This refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. He has concluded that, based on such evaluation, as detailed below, our disclosure controls and procedures were effective as of December 31, 2019.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the 2013 framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that the Company’s internal controls and procedures are effective.

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	64	Director, CEO and Interim CFO
Peter Fazio	67	Director and COO
James Valentino	77	Chairman of the Board of Directors
Wallace Baker	72	Director, Secretary and Chief Administrative Officer
Monirul Hoque	48	Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

The Company has adopted a Code of Ethics, a copy of which has been previously filed with the SEC.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2019 and 2018 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non- qualified deferred compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2019	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2019	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2019	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2019	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)Each of Messrs. Telegades, Fazio, Valentino, and Baker were owed compensation under their respective consulting agreements with the Company as discussed on the next page.  For 2019 and 2018, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2019.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2019.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Consulting Agreements

The Company entered into an agreement in 2013 and renewed in 2016 and again in 2019 with Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer, and Director of the Company, under which Mr. Telegades shall serve on a full-time basis as Chief Executive Officer for a three year term beginning on May 15, 2019. The agreement specifies that Mr. Telegades shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2019, or one year following his termination or voluntary resignation.

The Company entered into an agreement in 2013 and renewed in 2016 and again in 2019 with Peter Fazio, the Chief Operating Officer and Director of the Company, under which Mr. Fazio shall serve on a full-time basis as Chief Operating Officer of the Company for a three year term beginning on May 15, 2019. The agreement specifies that Mr. Fazio shall be paid annual compensation of up to $150,000 for his services. The agreement includes non-competition and non-solicitation provisions which expire the later of three years from May 15, 2019, or one year following his termination or voluntary resignation.

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

For 2019 and 2018, no amounts were paid to these officers nor did any amounts accrue.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of April 13, 2020, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of April 13, 2020 there were 210,342,722 shares of common stock outstanding.

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

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(2)
Thomas Telegades	33,900,231	(3)	16.1%
Peter Fazio	32,309,353	(4)	15.4%
James Valentino	29,526,269	(5)	14.0%
Wallace Baker	30,314,830	(6)	14.4%
Monirul Hoque	1,125,000		0.5%
All Directors and Officers as a group	127,175,683		60.5%
(Five Persons)
Max Khan	11,849,364	(7)	5.6%

(1)Except as otherwise set forth below, the address of each of the persons listed below is c/o PwrCor, Inc., 60 E. 42nd Street, Suite 4600, New York, New York 10165.

(2)Based on 210,342,722 shares of Common Stock as of April 13, 2020.

(3)These shares are owned by Semper Fi Energy Holdings, LLC of which Mr. Telegades is a control person. This number does not include 8,757,827 shares owned by Cornerstone Program Advisors Ltd, an entity owned by Mr. Telegades’ wife or 500,000 shares owned by his wife.

(4)Consists entirely of Common Stock held by Mosalu Family Trust of which Mr. Fazio is a control person.  Mr. Fazio may be deemed to be the beneficial owner of the Common Stock held by the Mosalu Family Trust.

(5)Includes 29,026,269 shares of Common Stock held by Gramercy Ventures, LLC, of which Mr. Valentino is the manager. Mr. Valentino disclaims beneficial interest of the shares owned by Gramercy Ventures LLC. This number also includes 500,000 shares of Common Stock held in an IRA owned by Mr. Valentino.

(6)Includes 29,456,540 shares of Common Stock held by Wentworth Dukeshire Trust. Mr. Baker disclaims beneficial ownership of such shares, as he does not control the power to vote or dispose of these shares. The trust is controlled by independent trustees. This number also includes 858,290 shares of Common Stock owned by Mr. Baker.

(7)Includes 160,000 shares of Common Stock of which Mr. Khan is legal Custodian and of which Mr. Khan may be deemed to be the beneficial owner. Mr. Khan was the Chief Executive Officer of the Company until May 15, 2013 and was on the board of directors of the Company until June 26, 2014. The address of Mr. Khan is 732 Pembroke Way, Ridgefield, NJ 07657.

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2019, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”). Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding. All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2019 consists of Consideration Shares that they received in connection with the Merger, shares acquired from other directors, or shares received as a result of additional contributed capital invested in the Company.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2018 and 2019, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

In 2019, the Company incurred $111,189 in charges to Cornerstone Program Advisors Ltd for various consulting services. Cornerstone Program Advisors Ltd has provided such services to the Company since 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone. As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife. Mr. Telegades is the Chief Executive Officer of the Company.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, an employee of the company;

•the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Monirul Hoque was elected an independent director of the Company at our January 20, 2017, Annual Meeting of Shareholders. We do not have an audit committee, compensation committee or nominating committee.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2019 and December 31, 2018 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December 31, 2019	PKF O’Connor Davies December 31, 2018
Audit Fees	$37,750	$37,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$37,750	$37,000

Audit Fees for the fiscal years ended December 31, 2019 and 2018 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

3.3	Amended and Restated Certificate of Incorporation Changing Name to PwrCor, Inc. (6)

4.1	2013 Equity Incentive Award Plan (3)

4.2	Form of Subscription Agreement (7)

4.3	Form of Class A Common Stock Purchase Warrant (7)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

10.5	Agreement between the County of Modoc in the State of California and Cornerstone Sustainable Energy (8)

10.6	Patent License Agreement by and between Thermal Tech Holding LLC and PwrCor, Inc. (9)

10.7	Amendment to Consulting Agreement Dated as of May 15, 2019, by and between the Company and Thomas Telegades. (10)

10.8	Amendment to Consulting Agreement Dated as of May 15, 2019, by and between the Company and Peter Fazio. (10)

10.9	Amendment to Consulting Agreement Dated as of July 1, 2017, by and between the Company and Wallace R. Baker. (10)

Exhibit Number	Description
10.10	Amendment to Consulting Agreement Dated as of July 1, 2017, by and between the Company and Gramercy Ventures LLC. (10)

14.1	Code of Ethics (10)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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

(1)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on April 4, 2013.

(2)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on May 21, 2013.

(3)Filed as an Exhibit to the Registration Statement on Form S-8, filed with the SEC on July 15, 2013.

(4)Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on May 7, 2014.

(5)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on July 2, 2014.

(6)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on March 8, 2017.

(7)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on October 18, 2017.

(8)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on January 3, 2017.

(9)Filed as an Exhibit to the Current Report on Form 8-K, filed with the SEC on December 27, 2017

(10)Filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 30, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PwrCor, Inc.

Dated: April 13, 2020	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades		April 13, 2020
Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ James Valentino		April 13, 2020
James Valentino	Chairman of the Board of Directors

/s/ Peter Fazio		April 13, 2020
Peter Fazio	Director

/s/ Wallace Baker		April 13, 2020
Wallace Baker	Director and Secretary

/s/ Monirul Hoque		April 13, 2020
Monirul Hoque	Director