Form 10-Q
period 2020-03-31
PwrCor, Inc.
filed 2020-05-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 13, 2020 there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Three Months Ended

March 31, 2020

PwrCor, Inc.

Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash	$70,264	$126,632
Accounts receivable, net of allowance for doubtful accounts	91,869	151,882
Prepaid expenses and deposits	30,873	32,039
Total Current Assets	193,006	310,553

Intangible asset - license agreement	104,625	108,000

Fixed assets, net of accumulated depreciation	9,114	11,061

Total Assets	$306,745	$429,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	697,405	794,368
Total Current Liabilities	$697,405	$794,368

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both March 31, 2020 and December 31, 2019	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(1,911,912)	(1,886,006)
Total Stockholders’ Equity (Deficit)	(390,660)	(364,754)

Total Liabilities and Stockholders’ Equity (Deficit)	$306,745	$429,614

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30
	2020	2019

REVENUE
Project Management	$113,770	$177,445
Engine Business	-	8,800

Total Revenue	113,770	186,245

EXPENSES
Consulting fees	80,288	156,315
Engine Production	-	26,217
General and Administrative	18,444	32,232
Legal and other professional fees	40,944	43,015

Total Expenses	139,676	257,779

Net (Loss)	$(25,906)	$(71,534)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended

March 31, 2020 and 2019

(Unaudited)

Three Months Ended March 31, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

Net (Loss)	-	-	-	(25,906)	(25,906)
Balance, March 31, 2020	210,342,722	$210,342	$1,310,910	$(1,911,912)	$(390,660)

Three Months Ended March 31, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667

Net (Loss)	-	-	-	(71,534)	(71,534)
Balance, March 31, 2019	210,342,722	$210,342	$1,310,910	$(1,508,119)	$13,133

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2020	2019

NET (LOSS)	$(25,906)	$(71,534)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	5,322	5,322
Changes in Assets and Liabilities
Decrease in accounts receivable	60,013	21,030
Decrease (increase) in prepaid expenses and deposits	1,167	(3,105)
(Decrease) in accounts payable and accrued expenses	(96,964)	(94,675)
Total Adjustments	(30,462)	(71,428)

Net Cash (Used) by Operating Activities	(56,368)	(142,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to Licensor	-	(40,500)
Net Cash (Used) in Investing Activities	-	(40,500)

Net (decrease) increase in cash	(56,368)	(183,462)

Cash, beginning of period	126,632	345,405

Cash, end of period	$70,264	$161,943

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

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

In view of the disruptions to the economy resulting from the recently emerged worldwide coronavirus pandemic, the Company’s ongoing business activities may be curtailed for a period. In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance the Company’s operations for the next twelve months. The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to businesses in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance these efforts will succeed, or that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2019.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both March 31, 2020, and December 31, 2019, an allowance for doubtful accounts was made totaling $52,105, to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The majority of the Company’s revenue is currently from products and services transferred to customers at a point in time. It was 100.0% of revenue for the quarters ended March 31, 2020 and March 31, 2019. These revenues are generated by providing consulting services to customers under a contractual arrangement. They are (a) time and expense arrangements, under which the customer pays the Company, typically as billed in a monthly invoice, based on hours incurred and contracted rates; (b) performed activities arrangements, under which the customer pays the Company for particular tasks performed (typically tasks which can be valued, but for which time spent is highly variable or unpredictable), based on contracted rates; or (c) reimbursements by the customer for certain identified expenses, such as travel, out-of-pocket, or advances on behalf of the customer.

The Company recognizes revenue for (a) and (b) at the point in time in which the customer is provided the service and is invoiced for that period.  Amounts under (c) are generally included in revenues in the period invoiced, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time for the three months ended March 31, 2020 and 2019, respectively. Revenue under this type of contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

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

The Company had unbilled receivables (contract assets) of $54,439 and $63,410 at March 31, 2020 and December 31, 2019, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at December 31, 2019 or 2018. There was no revenue recognized during the year ended December 31, 2019 and 2018 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered.  These are typically covered under the contract with the customer.

On March 31, 2020, the Company had no remaining performance obligations.

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

For the three month period ended March 31, 2020 and 2019, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at March 31, 2020 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities for the three months ended March 31, 2020 and 2019, amounted to $63,804 and $115,453, respectively.  Amounts payable to these stockholders and entities at March 31, 2020 and December 31, 2019 totaled $87,281 and $102,700, respectively.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

(Unaudited)

3. Related Party Transactions (continued)

Technology Development Fees

Under a technology development agreement the Company has with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”), the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at both March 30, 2020 and December 31, 2019. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of March 31, 2020.

License Agreements

In December, 2017, the Company entered into an intellectual property license agreement with TTH. TTH is an entity owned equally by two entities affiliated, respectively, with two officers and directors of the Company, who also serve in management positions with TTH.

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

The Patent License grants the Company a worldwide non-exclusive license to use the Licensed Patents and Technical Information to make, use or sell any products and/or services which would be covered by these specific Licensed Patents. However, TTH may not license any Licensed Patents and Technical Information to any competitive entity, or to any other entity without the prior written consent of the Company.

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

The accompanying March 31, 2020 balance sheet presents the carrying value of the license fee at $104,625, which is net of $30,375 in accumulated amortization. The cost of the license agreement is being amortized over ten years.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2020

(Unaudited)

4. Concentrations

The Company grants credit in the normal course of business to its customers.  The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

One customer accounted for 100% of total project management revenue during the three months ended March 31, 2020, and two customers accounted for 89.9% and 10.1%, respectively, during the three months ended March 31, 2019.

Two customers accounted for approximately 80.5% and 19.5% of total net accounts receivable at March 31, 2020, and two customers accounted for 73.9% and 14.4%, respectively, at December 31, 2019.

5. Stock Issuance

In August, September and October, 2018, the Company issued an aggregate of 2,500,000 shares of common stock at a per share price of $0.14 to three investors in return for a capital infusion of $350,000. Each share issued was accompanied by a warrant for one-half share of common stock; the warrants are exercisable at a price of $0.40 per share.  A total of 1,250,000 warrants accompanied these shares.

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

At March 31, 2020, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice. An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2019, and the notes thereto. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

During the three month period ended March 31, 2020, the Company had a net loss of ($25,906), on revenues of $113,770, versus a net loss of ($71,534), on revenues of $186,245, respectively, in the three month period ended March 31, 2019. The decline in the most recent three month period in 2020 as compared to the corresponding period in 2019 was due to a reduction in project management revenues.

Revenue

Revenues for the three months ended March 31, 2020 as compared to the same period in 2019 from the Company’s major customer showed a 29% decrease due to the winding down of certain customer projects. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2019 to 2020. This gross profit for the three month period ended March 31, 2020, was 29% of revenues, versus 18% for the corresponding period in 2019.

Revenue decreased 39% for the three month period ended March 31, 2020, as compared to the corresponding period from 2019.  The decrease in the three month period is largely attributable to the abovementioned winding down of certain projects at one customer which was not fully offset by new business.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2020 were $139,676, versus $257,779, during the three month period ended March 31, 2019. The 46% decrease in operating expenses in the three month period in 2020, against the corresponding period in 2019, was primarily due to lower costs of subcontracted consultants naturally resulting from the decreased project management activity noted above.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended March 31, 2020, the Company was using five such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($504,399) versus a working capital deficit of ($483,815) as of December 31, 2019. The change was principally due to a decline in cash.

For the period ended March 31, 2020, the Company had cash of $70,264 versus $126,632 at December 31, 2019. For the three months ended March 31, 2020, net cash (used) by operating activities was ($56,368) versus net cash (used) by operating activities of ($142,962) for the three months ended March 31, 2019. The major factor in the change in net cash from operating activities was the use of cash for reducing payables, accrued expenses and outstanding obligations.

For the three month periods ended March 31, 2020 and March 31, 2019, $0 in cash was provided by financing activities. In the period ended March 31, 2020, no cash was used in investing activities, while $40,500 in cash was used in investing activities to complete the license acquisition from the licensor of the Company’s engine technology in the comparable 2019 period.

The recent worldwide emergence of a new and in some cases fatal coronavirus has caused major disruptions to daily life domestically and around the world.  Most important to the Company, these developments are causing significant changes in a wide array of business activities and disruption in capital markets.  Regarding the first, the Company is currently engaged in projects at hospitals primarily in the New York City, which have been dealing with unprecedented losses to their normal business and less than forecast demand for virus-related treatments. There can be no assurance that these hospitals will continue the Company’s activity uninterrupted while dealing with these financial losses, and if so at what level of activity, or even whether the hospital environments will be sufficiently safe for the Company’s consultants to continue to work on-site.  Regarding the second, the dramatic swings in financial markets and the related uncertainties are likely to challenge efforts to obtain additional capital during this pandemic and, possibly, in its near term aftermath.

Given these major uncertainties, the Company cannot reliably project its results from its project management operations for at least the next six months, so it is uncertain whether any such revenue, together with existing cash and cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.  However, the Company has engaged the services of an investment bank and is actively seeking additional capital to cover any working capital needs and to fund growth initiatives in its identified markets, some of which, like those in the energy sector, have been dramatically disrupted by both supply and demand shocks to the oil market. There can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The initiative is also in the process of actively introducing the Company’s engine technology to business in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. These efforts also have no assurance, particularly in an environment where businesses are being disrupted, of achieving their objectives at sufficient scale to achieve desirable levels of cash flow. The continued operations of the Company are dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2020, and does not expect any material income tax liability for the period. There was less than $1,000 in income and related taxes for 2018 paid in the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. He has concluded that, as of March 31, 2020, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2019 from which there have been no material changes.

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

PWRCOR, INC.

Date: May 13, 2020	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)