Form 10-Q
period 2020-06-30
PwrCor, Inc.
filed 2020-08-18
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 18, 2020, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Six Months Ended

June 30, 2020

PwrCor, Inc.

Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash	$104,889	$126,632
Accounts receivable	35,512	151,882
Prepaid expenses and deposits	32,008	32,039
Total Current Assets	172,409	310,553

Intangible asset - license agreement	101,250	108,000

Fixed asset - engines, net of accumulated depreciation	8,225	11,061

Total Assets	$281,884	$429,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	713,287	794,368
Total Current Liabilities	$713,287	$794,368

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both June 30, 2020 and December 31, 2019	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(1,952,655)	(1,886,006)
Total Stockholders’ Equity (Deficit)	(431,403)	(364,754)

Total Liabilities and Stockholders’ Equity (Deficit)	$281,884	$429,614

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

REVENUE
Project Management	$41,570	$183,263	$155,340	$360,708
Engine Business	-	3,121	-	11,921

Total Revenue	41,570	186,384	155,340	372,629

EXPENSES
Consulting fees	19,760	148,934	100,048	305,249
Engine Development & Production	23,928	192,841	23,928	219,138
General and Administrative	16,763	19,409	35,207	51,561
Legal and other professional fees	21,862	36,069	62,806	79,084

Total Expenses	82,313	397,253	221,989	655,032

Net (Loss)	$(40,743)	$(210,869)	$(66,649)	$(282,403)

Net (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	210,342,722	210,342,722	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

For the Three and Six Months Ended June 30, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

Net (Loss)	-	-	-	(25,906)	(25,906)
Balance, March 31, 2020	210,342,722	$210,342	$1,310,910	$(1,911,912)	$(390,660)

Net (Loss)	-	-	-	(40,743)	(40,743)
Balance, June 30, 2020	210,342,722	$210,342	$1,310,910	$(1,952,655)	$(431,403)

For the Three and Six Months Ended June 30, 2019

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667

Net (Loss)	-	-	-	(71,534)	(71,534)
Balance, March 31, 2019	210,342,722	$210,342	$1,310,910	$(1,508,119)	$13,133

Net (Loss)	-	-	-	(210,869)	(210,869)
Balance, June 30, 2019	210,342,722	$210,342	$1,310,910	$(1,718,988)	$(197,736)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

NET INCOME (LOSS)	$(66,649)	$(282,403)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	9,586	10,644
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	116,370	11,849
Decrease (increase) in prepaid expenses and deposits	31	(6,336)
Increase (decrease) in accounts payable and accrued expenses	(81,081)	40,023
Total Adjustments	44,906	56,180

Net Cash (Used) by Operating Activities	(21,743)	(226,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to Licensor	-	(40,500)
Net Cash (Used) in Investing Activities	-	(40,500)

Net (decrease) in cash	(21,743)	(266,722)

Cash, beginning of period	126,632	345,405

Cash, end of period	$104,889	$78,683

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

June 30, 2020

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

In view of the disruptions to the economy resulting from the recently emerged worldwide coronavirus pandemic, the Company’s ongoing business activities have been substantially curtailed for a period. In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance the Company’s operations for the next twelve months. The Company did not qualify for temporary assistance because it has no salaried employees and is a public company.  The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to businesses in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all.  The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and generate revenue.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2020

(Unaudited)

2. Significant Accounting Policies (continued)

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both June 30, 2020, and December 31, 2019, an allowance for doubtful accounts was made totaling $52,105 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

The Company’s revenue is currently from services transferred to customers at a point in time. These revenues are generated by providing consulting services to customers under a contractual arrangement. They are (a) time and expense arrangements, under which the customer pays the Company, typically as billed in a monthly invoice, based on hours incurred and contracted rates; (b) performed activities arrangements, under which the customer pays the Company for particular tasks performed (typically tasks which can be valued, but for which time spent is highly variable or unpredictable), based on contracted rates; or (c) reimbursements by the customer for certain identified expenses, such as travel, out-of-pocket, or advances on behalf of the customer.

The Company recognizes revenue for (a) and (b) at the point in time in which the customer is provided the service and is invoiced for that period.  Amounts under (c) are generally included in revenues in the period invoiced, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time for the six months ended June 30, 2020 and 2019, respectively. Revenue under this type of contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

PwrCor, Inc.

Notes to Financial Statements

June 30, 2020

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

The Company had unbilled receivables (contract assets) of $0 and $63,410 at June 30, 2020 and December 31, 2019, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at June 30, 2020 or December 31, 2019. There was no revenue recognized during the periods ended June 30, 2020 and 2019 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered. These are typically covered under the contract with the customer.

On June 30, 2020, the Company had no remaining performance obligations.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years.

License Agreement

The cost of the license agreement (see Note 3) is being amortized on a straight-line basis over ten years. The license agreement is tested annually for impairment or earlier if an indication of impairment exists. The Company believes that the license agreement has not been impaired.

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

For the three and six month periods ended June 30, 2020 and 2019, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at June 30, 2020 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

Recent Accounting Pronouncements

The Company’s management has evaluated recent accounting pronouncements and believes all other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2020

(Unaudited)

2. Significant Accounting Policies (continued)

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $11,717 and $75,521 for the three and six month periods, respectively, ended June 30, 2020, and $116,664 and $232,159 for the three and six month periods, respectively, ended June 30, 2019. Amounts payable to these stockholders and entities at June 30, 2020 and 2019 totaled $76,020 and $151,181, respectively.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of June 30, 2020.

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

The agreement calls for the Company to pay TTH a royalty equal to five percent (5%) of the Net Revenue (as defined) of all Licensed Products covered by a Licensed Patent sold by the Company and its affiliates, as well as an initial license fee of $135,000, which was paid. The Patent License will terminate upon the expiration of all Licensed Patents. The Company may terminate the agreement on ninety (90) days’ prior written notice. TTH may terminate the agreement on ninety (90) days’ prior written notice for uncured defaults (as defined).

The accompanying June 30, 2020 balance sheet presents the carrying value of the license fee at $101,250, which is net of $33,750 in accumulated amortization. The cost of the license agreement is being amortized over ten years.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2020

(Unaudited)

3. Related Party Transactions (continued)

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at both June 30, 2020 and December 31, 2019. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

One customer accounted for 100% of total project management revenue during the three and six months ended June 30, 2020, and two customers accounted for 95.7% and 4.3% for the three month period ended June 30, 2019, and 92.8% and 5.0%, respectively, of total project management revenue during the six months ended June 30, 2019.

One customer accounted for 100% of total project management net accounts receivable at June 30, 2020, and two project management customers accounted for 83.7% and 16.3%, respectively, of total project management accounts receivable at December 31, 2019. Project management accounts receivable constituted 49.7% of receivables at June 30, 2019, and 88.2% of net receivables as of December 31, 2019.

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

At June 30, 2020, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice.  An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice.

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

Results of Operations

During the three and six month periods ended June 30, 2020, the Company had a net loss of ($40,743) and ($66,649), respectively, on revenues of $41,570 and $155,340, respectively, versus a net loss of ($210,869) and ($282,403), respectively, on revenues of $186,384 and $372,629, respectively, in the three and six month periods ended June 30, 2019. The lower net loss in the most recent three month period in 2020 as compared to the corresponding period last year was due primarily to lower consulting fee payments in connection with reduced client activity. Revenue for both the three and six month periods in 2020 was adversely affected, as compared to the corresponding periods in 2019, due primarily to a reduction in business activity as a direct result of the impact of Covid-19 on the operations of our project management customers, which are currently all hospitals.

Revenue

Revenues for the six months ended June 30, 2020 as compared to the same period in 2019 from the Company’s major customer showed a 54% decrease due to reduced activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2019 to 2020 due to a changing mix of customer and consultant activity. This gross profit for the six month period ended June 30, 2020, was 35% of revenues, versus 18% for the corresponding period in 2019.

Revenue declined 78% for the three month period and 58% for the six month period ended June 30, 2020, as compared to the corresponding periods from 2019. The decline was largely attributable to the effects of the Covid-19 virus on business activity.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2020 were $82,314 and $221,989 respectively, versus $397,253 and $655,032, respectively, during the three and six month periods ended June 30, 2019. Both periods saw most expenses decline in 2020 in tandem with reduced business activity.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended June 30, 2020, the Company was using four such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of June 30, 2020, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($540,878) versus a working capital deficit of ($483,815) as of the year ended December 31, 2019. The increased deficit was primarily due to a decline in receivables.

For the period ended June 30, 2020, the Company had cash of $104,889 versus $126,632 at December 31, 2019. For the six months ended June 30, 2020, net cash (used) by operating activities was ($21,743) versus net cash (used) by operating activities of  ($226,223) for the six months ended June 30, 2019. The major factor in the change in net cash from operating activities was the $215,754 decrease in the operating loss, largely driven by reduced business activity.

For the six month periods ended June 30, 2020 and June 30, 2019, no cash was expended or provided by financing activities. For the six month period ended June 30, 2020 no cash was used in investing activities, while $40,500 was used in the comparable 2019 period for payment to the technology licensor.

The worldwide emergence of a novel and in some cases fatal coronavirus has caused major disruptions to daily life domestically and around the world.  Most important to the Company, these developments are causing significant changes in a wide array of business activities and disruptions in capital markets.  Regarding the first, the Company has been engaged in projects at hospitals primarily in the New York City, which have been dealing with unprecedented losses to their normal business and less than forecast demand for virus-related treatments. Dealing with these financial losses, there can be no assurance that these hospitals will resume the Company’s activity in the near term, and if so at what level of activity, or even whether the hospital environments will be sufficiently safe for the Company’s consultants to continue to work on-site.  Regarding the second, the dramatic swings in financial markets and the related uncertainties are likely to challenge efforts to obtain additional capital during this pandemic and, possibly, in its near term aftermath.

While the Company’s contracts with its clients remain intact, hospital operations remain in emergency mode. Construction projects involving capital expenditures for facilities expansion and renovation are being re-prioritized in light of the financial impact of the Covid emergency, and many have been postponed. Furthermore, efforts to prevent Covid infections to hospital staff and to patients there for non-Covid treatments have created an abnormal work environment, placing the Company’s normal onsite consulting work in a holding pattern.  Work that involves offsite activity continues, however, but at a modified pace.  The timing of returning to normality is unpredictable at the current time.

Given these major uncertainties, the Company cannot reliably project its results from its project management operations for at least the next six months, so it is uncertain whether any such revenue, together with existing cash and possible cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.

Additionally, the Company did not qualify for temporary federal assistance because it has no salaried employees and is, as a public company, considered outside the scope of the programs. The Company is taking efforts to conserve cash to weather this national crisis.

However, the Company has engaged the services of an investment bank and is actively seeking additional capital to cover any working capital needs and to fund growth initiatives in its identified markets.  However, progress with those initiatives linked closely to the oil and gas markets may continue to lag due to continued financial uncertainty in those markets. There can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The initiative is also in the process of actively introducing the Company’s engine technology to businesses in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. These efforts also have no assurance, particularly in an environment where businesses are being disrupted, of achieving their objectives at sufficient scale to achieve desirable levels of cash flow. The continued operations of the Company are largely dependent on its ability to collect its receivables and increase revenues.

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2020, and does not expect any material income tax liability for the period. There were no income and related taxes for 2019 paid in the six months ended June 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. He has concluded that, as of June 30, 2020, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: August 18, 2020	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)