Form 10-K
period 2020-12-31
PwrCor, Inc.
filed 2021-04-30
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average of the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $7,069,198.

As of April 29, 2021, there were 210,342,722 shares of the registrant’s common stock outstanding.

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

The other market is the waste-heat-to-energy industry. The industry involves technologies for converting wasted heat, solar heat, or geothermal heat into mechanical power. The mechanical power can be then utilized for many applications, from purifying water to powering an electrical generator. One example is the enormous and largely unexploited low-grade geothermal market. Vast geothermal resources are currently untapped because earlier technologies were incapable of converting low-grade heat and low volume heat flows into power. The Company has a proprietary technology that can be utilized to convert this enormous natural resource into baseload power.

Technology Market, License and Agreements

The waste-heat-to-energy market, typical of the power production industry, relies heavily on experience, and the Company’s technology is relatively new and has little track record.  However, the scale of the available resource is so sizeable that there is a great deal of interest in developing it. The market potential has not been accurately measured because no technology existed to develop it.  However, it is estimated that the energy available from lower temperature geothermal resources is a multiple of the energy tapped at higher temperature levels.  The geothermal market in the U.S. alone has approximately 3,700MW of installed capacity.  Almost all the added capacity increase in the past two decades has utilized lower temperature resources, yet far from as low as those at which the Company’s technology can operate. Current projections for the next five years in the U.S. are for an additional 600MW of capacity, but does not include newer trends, such as the new focus on so-called enhanced geothermal. Although the Company’s technology can be configured to operate in a wide range of temperatures, its prime market is in these untapped lower temperature resources.  This is in addition to a related market opportunity for adding this technology to capture waste heat from existing higher-temperature geothermal plants in a “bottoming cycle”, enabling them to increase output by an estimated 427MW from an already-tapped resource. Industry focus on developing geothermal power from abandoned oil and gas wells as well as “closed-loop” geothermal resource development offer additional opportunities to deploy the Company’s technology.

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

Opportunities to deploy the Company’s technology are also emerging in niche applications found in high performance computing, fuel cells, and green hydrogen production, in the form of demand for additional power output to improve their economics. Low temperature wasted heat is inherent in these applications and they represent unique but growing market opportunities for the Company.

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

Employees

As of December 31, 2020, the Company had four consultants as officers under consulting agreements, with Thomas Telegades, the CEO and interim CFO; Peter Fazio, the COO; Wallace Baker, the Chief Administrative Officer and Corporate Secretary; and James Valentino, the non-executive Chairman; and no part-time employees. See Item 11 “Executive Compensation” below. Carefully selected contractors are used for managing infrastructure projects, matched to the needs of these clients. Their staffing levels vary depending on the number and size of infrastructure projects underway. The Company prefers to outsource non-core, non-critical activities wherever possible, including manufacturing activities.

Item 1A. Risk Factors

The Company is not required to provide the information called for in this item due to its status as a Smaller Reporting Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains its headquarters office at 60 E. 42nd Street, Suite 4600, New York, NY 10165. At year-end 2020, the Company was leasing facilities for executive and administrative purposes in New York City and nearby suburbs on an as-needed basis for approximately $430 a month. No lease exceeds one year in duration.

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

Holders

As of April 29, 2021, there were 250 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and may not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Equity Compensation Plans

The following table contains information about the Company’s common stock that may be issued under its equity compensation plans as of December 31, 2020. See Item 11 - “Executive Compensation-Benefit Plans” for a description of these stock option and incentive plans.

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

Overview

On May 15, 2013, Receivable Acquisition & Management Corporation, a Delaware corporation, completed the acquisition of Cornerstone Program Advisors LLC, a Delaware limited liability company (“Cornerstone”) and Sustainable Energy Industries, Inc., a Delaware corporation (“Sustainable”), and assumed the operations of each of these entities (the “Merger”). Receivable Acquisition & Management Corporation had operated as a business purchasing and collecting upon defaulted consumer receivables; those operations were ceased and collections on any remaining receivables were run off.  Cornerstone has been in the business of managing energy infrastructure projects, specializing in the non-profit marketplace. Sustainable is in the business of developing, marketing, and implementing clean tech technologies.  The Company has refocused on managing energy infrastructure projects and developing applications for a proprietary environmentally benign heat conversion technology with particular focus on the geothermal, waste-heat-to-energy production, and water purification markets.

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

Results of Operations

Year ended December 31, 2020 as compared with December 31, 2019.

Revenue

During the year ended December 31, 2020, the Company had a net loss of ($112,056) on revenues of $189,965, versus a net loss of ($449,421) on revenues of $757,639 in the year ended December 31, 2019. The revenue decline was primarily a consequence of the disruption that preparations for Covid-19 treatments caused for hospital operations, and in particular, budgets. The loss of income was primarily a result of insufficient revenue and margin to cover the cost of being a fully reporting public company.

The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects improved from 2019 to 2020. The gross profit for that activity for the year ended December 31, 2020 was approximately 38% of project management revenues, versus approximately 20% in 2019, primarily due to a reduction in contractor resources and improved cost management.

The revenue decrease for the year ended December 31, 2020, as compared to the prior year was a consequence of decreased billings for the Company’s largest customer not fully offset by other business.

Operating Expenses

Total operating expenses for the year ended December 31, 2020 were $302,021, versus $1,207,060 during the year ended December 31, 2019. The 75% decrease in operating expenses in 2020 as compared with 2019 resulted primarily from the decline in expenditures for contractor consulting expenses as billable hours decreased, and also reductions in engine development expenses.

General and Administrative expenses for the year ended December 31, 2020 were $59,108, versus $97,384, during the year ended 2019, a decrease of 39%, as rent and travel-related expenses declined.  Legal, accounting, and other professional fees decreased to $100,648 in 2020 from $135,932 in 2019, as discretionary activities were curtailed.

Technology research, development and fulfillment expenses decreased 94% to $23,928 in 2020 from $376,432 the year earlier when the development and testing the new engine design was completed.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms and subcontractors with expertise specific to the projects underway.  As of the year ended December 31, 2020, the Company was using two such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of December 31, 2020, the Company had a working capital deficit of ($499,557) versus a working capital deficit of ($483,815) as of year ended December 31, 2019, as cash and receivables declined more rapidly than payables.

As of December 31, 2020, the Company had net cash of $49,729 as compared with $126,632 at December 31, 2019. For the year ended December 31, 2020, the change in net cash (used) by operating activities was ($155,103) as compared with ($178,274) at December 31, 2019. The change in net cash used by operating activities was primarily due to a decrease in payables and accrued expenses.  In 2020, there was no cash used in investing activities, while, in 2019, $40,500 was used as the remaining outstanding payment to the Licensor.

At the end of 2020, there was $78,100 net cash provided by financing activities in the form of a long-term loan from the Small Business Administration versus no net cash provided during 2019.

The worldwide emergence of a new and in some cases fatal coronavirus has caused major disruptions to daily life domestically and around the world.  Most important to the Company, these developments are causing significant changes in a wide array of business activities and disruption in capital markets.  Regarding the first, the Company is currently engaged in projects at hospitals primarily in the New York City, and there can be no assurance that these hospitals will continue the Company’s activity uninterrupted while dealing with potentially major demands on their treatment facilities, or whether the hospital environments will be sufficiently safe for the Company’s consultants to continue to work on-site.  Regarding the second, the dramatic swings in financial markets and the related uncertainties are likely to challenge efforts to obtain additional capital during this pandemic and, possibly, in its near term aftermath.

While some of the Company’s agreements with its clients remain intact, hospital construction projects involving capital expenditures for facilities expansion and renovation are being re-prioritized, and many have been postponed. Furthermore, Covid infection prevention efforts have created an abnormal work environment, placing the Company’s normal onsite consulting work in a holding pattern. Work that involves offsite activity continues, however, but at a modified pace. The timing of returning to normality is unpredictable at the current time, but unlikely to recover in the near term.

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

Income Taxes

The Company has not incurred a material amount of taxes to New Jersey, New York State and New York City, and does not expect any material income tax liability for the period ended December 31, 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PwrCor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PwrCor, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in note 4 to the financial statements, one customer accounted for 100% of the Company’s revenue for the year ended December 31, 2020 and two customers accounted for substantially all of the Company’s revenue for the year ended December 31, 2019. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Asset - License Agreement

As discussed in note 3 to the financial statements, the Company performs a qualitative assessment of its intangible asset to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its intangible asset is less than its carrying amount.  As of December 31, 2020, the Company’s net intangible asset balance totaled $94,500. The Company performed a qualitative assessment during the fourth quarter of 2020 and concluded that there were no indicators of impairment to the Company’s intangible asset at December 31, 2020.

Auditing management’s qualitative assessment of the carrying amount of its intangible asset involved a high degree of auditor judgment due to: (1) the sensitivity of the Company’s strategic planning to license its technology in the future, (2) the uncertainty of the outcome of the use of the Company’s technology and (3) expected future market or economic conditions, including the impact of COVID-19. Such factors required additional audit effort to address the matter.

Our principal audit procedures related to the Company’s intangible asset included the following:

•We obtained an understanding of management’s key assumptions in determining the appropriateness and consistency of the Company’s processes in assessing indicators of impairment in accordance with Accounting Standards Codification 360 - Property, Plant and Equipment (“ASC 360”).

•To identify any potential unidentified impairment triggers, we made specific inquiries of and reviewed information provided by management regarding the Company’s plans for the use of the technology and considered if any audit evidence obtained in other areas supported or contradicted the assertions made by management.

•We evaluated the reasonableness of the significant assumptions used by management that an indication of impairment did not exist, including review of third party documentation to support its assessment.

We have served as the Company’s auditor since 2012.

/s/ PKF O'Connor Davies, LLP

New York, New York

April 30, 2021

PwrCor, Inc.

Balance Sheet

	December 31, 2020	December 31, 2019

ASSETS
Cash	$49,729	$126,632
Accounts receivable, net of allowance for doubtful accounts	43,602	151,882
Prepaid expenses and deposits	30,354	32,039
Total Current Assets	123,685	310,553

Fixed Assets, net of accumulated depreciation	6,447	11,061

Intangible asset - license agreement	94,500	108,000

Total Assets	$224,632	$429,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$623,242	$794,368
Total Current Liabilities	623,242	794,368

Long-term loan	78,200	-
Total Liabilities	701,442	794,368

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at December 31, 2020 and 2019	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained (deficit)	(1,998,062)	(1,886,006)
Total Stockholders’ Equity (Deficit)	(476,810)	(364,754)

Total Liabilities and Stockholders’ Equity (Deficit)	$224,632	$429,614

See notes to financial statements

PwrCor, Inc.

Statement of Operations

	Year Ended December 31,
	2020	2019

REVENUE
Project Management	$189,965	$745,718
Heat Conversion Technology	-	11,921

Total Revenue	189,965	757,639

EXPENSES
Consulting fees	118,337	597,312
General and Administrative	59,108	97,384
Technology Research, Development & Fulfillment	23,928	376,432
Legal and other professional fees	100,648	135,932

Total Operating Expenses	302,021	1,207,060

Net (Loss)	$(112,056)	$(449,421)

Net (Loss) per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and December 31, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2018	210,342,722	$210,342	$1,310,910	$(1,436,585)	$84,667
Net (Loss)	-	-	-	(449,421)	(449,421)
Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)
Net (Loss)	-	-	-	(112,056)	(112,056)
Balance, December 31, 2020	210,342,722	$210,342	$1,310,910	$(1,998,062)	$(476,810)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

	Year Ended December 31,
	2020	2019

NET (LOSS)	$(112,056)	$(449,421)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and Amortization	18,114	21,288
Provision for Uncollectable Receivables	-	(4,099)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	108,281	78,064
Decrease (increase) in prepaid expenses and deposits	1,685	2,340
Increase (decrease) in accounts payable and accrued expenses	(171,127)	173,554

Total Adjustments	(43,047)	271,147

Net Cash (Used) by Operating Activities	(155,103)	(178,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment to Licensor	-	(40,500)
Net Cash (Used) by Investing Activities	-	(40,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of Long Term Debt	78,200	-
Net Cash Provided by Financing Activities	78,200	-

Net (decrease) in cash	(76,903)	(218,774)

Cash, beginning of year	126,632	345,406

Cash, end of year	$49,729	$126,632

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required from time to time to be made by management include valuation of shares issued for services, recognition of income for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of License Agreements. Actual results could differ from those estimates.

In view of the disruptions to the economy resulting from the worldwide virus pandemic, the Company’s ongoing business activities have been and may continue be curtailed for an indefinite period. In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance the Company’s operations for the next twelve months.  The Company did not qualify for temporary payroll assistance because it has no salaried employees, but did obtain a Covid-related loan from the Small Business Administration in September, 2020. The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to business in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and receive revenues. No adjustments have been made to the financial statements as a result of this uncertainty. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however, the Company briefly maintains balances in operating accounts in excess of federally insured limits.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

2. Significant Accounting Policies (continued)

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.

At December 31, 2020, an allowance for doubtful accounts totaling $52,105 was to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements. In 2019, this allowance was the same.

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

For the years ended December 31, 2020 and 2019, the majority of the Company’s revenue was derived from products and services transferred to customers at a point in time. These revenues are generated by providing consulting services to customers under a contractual arrangement. They are (a) time and expense arrangements, under which the customer pays the Company, typically as billed in a monthly invoice, based on hours incurred and contracted rates; (b) performed activities arrangements, under which the customer pays the Company for particular tasks performed (typically tasks which can be valued, but for which time spent is highly variable or unpredictable), based on contracted rates; or (c) reimbursements by the customer for certain identified expenses, such as travel, out-of-pocket, or advances on behalf of the customer.

The Company recognizes revenue for (a) and (b) at the point in time in which the customer is provided the service and is invoiced for that period.  Amounts under (c) are generally included in revenues in the period invoiced, and an equivalent amount of reimbursable expenses is included in costs of services in the period in which the expense is incurred.

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time in 2020 or in 2019. Revenue under this type of contract is generally recognized based upon the proportion of actual costs incurred to estimated total project costs, which is considered most indicative of the Company’s performance to date under the terms of the contract.

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

The Company had unbilled receivables (contract assets) of an estimated $14,590 and of $63,410 at December 31, 2020 and 2019, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at December 31, 2020 or 2019. There was no revenue recognized during the year ended December 31, 2020 and 2019 that was included in contract liabilities at the beginning of the period.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered. These are typically covered under the contract with the customer.

Fixed Assets

Fixed assets are being depreciated on the straight line basis over a period of five years. Accumulated depreciation at December 31, 2020 and 2019 was $32,493 and $27,879, respectively.

Income Taxes

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by the tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years (2017 - 2019).

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

For 2020 and 2019, basic (loss) and diluted (loss) per share were the same. The warrants outstanding at December 31, 2020 are antidilutive.

Recent Accounting Pronouncements

All accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

Management has evaluated subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management that perform services for customers were compensated at various rates. Total consulting expenses incurred by these entities amounted to $62,852 and $386,735 for the years ended December 31, 2020 and 2019, respectively. Amounts payable to these entities amounted to $9,460 and $102,700 at December 31, 2020 and 2019, respectively.

Prepaid Expenses

There were no amounts advanced to related entities in 2020 or 2019.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

3. Related Party Transactions (continued)

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at December 31, 2020 and 2019. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of December 31, 2020.

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

The accompanying December 31, 2020 and 2019 balance sheet presents the carrying value of the license fee at $135,000 net of $40,500 and $27,000 in accumulated amortization, respectively. The cost of the license agreement is being amortized over ten years for an estimated $13,500 annually.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

One customer accounted for 100% of the Company’s total revenue during the year ended December 31, 2020, and two customers accounted for 92.1% and 5.2% during the year ended December 31, 2019.

Two customers accounted for 59% and 41% of total net accounts receivable at December 31, 2020, and two customers accounted for 73.9% and 14.4% at December 31, 2019.

5. Stock Issuance

At December 31, 2020, the Company had 4,575,000 warrants outstanding which were issued as part of an issuance of common stock in 2017 and 2018. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice. An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending with three business days prior to the redemption notice.

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

6. Long Term Notes

On September 15, 2020, the Company received the net proceeds of an Economic Injury Disaster Loan (“EIDL” or the “Loan”) from the Small Business Administration (“SBA”), in the amount of $78,200. After a processing fee, net proceeds were $78,100 under the terms. The Loan, which is in the form of a promissory note dated September 10, 2020, matures on September 10, 2050, and bears interest at a rate of 3.75% per annum. Payments are to be made monthly beginning as of September 10, 2022. The loan terms provide for a collateral interest for the SBA, and limits the use of proceeds to working capital to alleviate the effects of Covid-19 on the Company’s economic condition.

The Loan consists of the following:

December 31, 2020
U.S. SBA term note payable in equal monthly installments, bearing an interest rate of 3.75% and maturing in September 2050.	$78,200
Less current portion	(0)
Long-term debt, excluding current portion	$78,200

Unlike the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted March 27, 2020, the EIDL program does not currently provide a mechanism for loan forgiveness.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

6. Long Term Notes (continued)

The Loan is projected to amortize as follows:	Payments against Principal
2020	$-
2021	$-
2022	$530
2023	$1,630
2024	$1,692
2025	$1,757

Remaining principal to be paid 2026 to 2050:	$72,591

Total	$78,200

7. Commitments and Contingencies

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2014, which was renewed on July 1, 2017 and again on July 1, 2020. This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2020, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves on a full-time basis as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2014, which was renewed on July 1, 2017 and again on July 1, 2020. This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2020, or one year following his termination or voluntary resignation.

For 2020 and 2019, no amounts were paid to these officers nor were any amounts accrued.

The Company’s operations and financial performance has been materially affected by the coronavirus outbreak which spread globally and has adversely affected economic conditions throughout the world. The outbreak has been of long duration, causing the Company to experience disruptions in operations as well as a decline in revenue activities. The lingering effects of the outbreak may continue to adversely affect the Company’s business, financial conditions, and results of operations.

PwrCor, Inc.

Notes to Financial Statements

December 31, 2020

8. Income Taxes

There was no provision for income tax for the years ended December 31, 2020 and 2019. The Company files a consolidated federal income tax return.

The difference between the basis of assets and liabilities for financial and income tax reporting are not considered material. There were approximately $2,355,000 in net operating loss carryforwards at December 31, 2020, and approximately $2,229,000 at December 31, 2019, representing a potential deferred tax asset. The deferred tax asset amounted to approximately $495,000 at December 31, 2020 at current corporate tax rates, as compared to $468,000 at December 31, 2019. Of the total $2,355,000 total net operating losses at December 31, 2020, approximately $1,560,000 expire in various years through 2037 and approximately $795,000 carry forward indefinitely. For net operating losses prior to the Merger, net operating loss carryforwards are subject to limitations as a result of a change in ownership as defined by IRC Section 382. Upon an assessment of the potential of realizing these deferred tax assets in the future, an offsetting valuation allowance has been established for the full amount of the deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. This refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. He has concluded that, based on such evaluation, as detailed below, our disclosure controls and procedures were effective as of December 31, 2020.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, in 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

Our current directors and officers are listed below. Each of our directors will serve for one year or until their respective successors are elected and qualified. Our officers serve at the pleasure of the Board.

Name	Age	Present Principal Employment

Thomas Telegades	65	Director, CEO and Interim CFO
Peter Fazio	68	Director and COO
James Valentino	78	Chairman of the Board of Directors
Wallace Baker	73	Director, Secretary and Chief Administrative Officer
Monirul Hoque	49	Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s outstanding Common Stock to file with the SEC and the Company reports on Form 4 and Form 5 reflecting transactions affecting beneficial ownership. Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2020 and 2019 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non- qualified deferred compensation	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Thomas Telegades, Chief Executive Officer, Interim Chief Financial Officer	2020	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Fazio, Chief Operating Officer	2020	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James Valentino, Chairman of the Board	2020	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Wallace Baker, Corporate Secretary and Chief Administrative Officer	2020	-0-	-0-	-0-	-0-	-0-	-0-	[note 1]	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)For 2020 and 2019, no amounts were paid to these officers nor did any amounts accrue.

Outstanding Equity Awards at Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above received or exercised any option in fiscal year 2020.

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

There were no grants of plan-based awards to named executive officers for the year ended December 31, 2020.

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

The Company entered into an agreement with Gramercy Ventures LLC (“Gramercy”), under which the manager of Gramercy, James Valentino, who is also one of the directors of the Company, serves as consultant to and non-executive Chairman of the Board of the Company for a three year term beginning on July 1, 2020. This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2020, or one year following his termination or voluntary resignation.

The Company entered into an agreement with Wallace Baker, a director of the Company, under which Mr. Baker serves as Chief Administrative Officer and Secretary of the Company for a three year term beginning on July 1, 2020. This agreement includes non-competition and non-solicitation provisions which expire the later of three years from July 1, 2020, or one year following his termination or voluntary resignation.

For 2020 and 2019, no amounts were paid to these officers nor did any amounts accrue.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the ownership of our common stock as of April 13, 2020, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of April 29, 2021 there were 210,342,722 shares of common stock outstanding.

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

(2)Based on 210,342,722 shares of Common Stock as of April 29, 2021.

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

Equity Compensation Plan Information

See Part II, Item 5, “Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Since January 1, 2020, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the applicable year-end and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Executive Compensation” and the transactions set forth below.

In connection with the Merger by and among the Company, Cornerstone, and Sustainable, which was completed May 15, 2013, the Company entered into a voluntary share exchange transaction (the “Exchange”) whereby the Company acquired all of the issued and outstanding membership units of Cornerstone and the issued and outstanding shares of Sustainable in exchange for the issuance to the members of Cornerstone and issuance to the shareholders of Sustainable a total of approximately 176,400,000 shares of Common Stock of the Company (the “Consideration Shares”). Prior to the Merger, the Company had approximately 19,600,000 shares of common stock issued and outstanding. All of the Common Stock owned by directors Thomas Telegades, Peter Fazio, James Valentino, and Wallace Baker, or by trusts or limited liability companies at their designation, as of December 31, 2020 consists of Consideration Shares that they received in connection with the Merger, shares acquired from other directors, or shares received as a result of additional contributed capital invested in the Company.

See Part II, Item 11, “Employment Agreements” for information regarding the compensation agreements with the various officers and directors of the Company. For 2019 and 2020, all of the Company’s officers waived any compensation owed to them under such agreements. No amounts were paid to these officers nor did any amounts accrue.

In 2020, the Company incurred $26,924 in charges to Cornerstone Program Advisors Ltd for various consulting services. Cornerstone Program Advisors Ltd has provided such services to the Company since 2013 after the Merger and did so to Cornerstone prior to the Merger, when it was also a member of Cornerstone. As noted above, Cornerstone Program Advisors Ltd is wholly-owned by Thomas Telegades’ wife. Mr. Telegades is the Chief Executive Officer of the Company.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by PKF O’Connor Davies, LLP (“PKF”), the Company’s Independent Certified Public Accountants, for the years ended December 31, 2020 and December 31, 2019 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	PKF O’Connor Davies December 31, 2020	PKF O’Connor Davies December 31, 2019
Audit Fees	$36,750	$37,750
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$36,750	$37,750

Audit Fees for the fiscal years ended December 31, 2020 and 2019 were for professional services rendered for the audits and quarterly reviews of the financial statements of the Company.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Merger Agreement between Receivable Acquisition & Management Corporation, Cornerstone Program Advisors LLC and Sustainable Energy Industries, Inc. date March 29, 2013 (1)

2.2	Agreement and Plan of Merger by and between, Sustainable Acquisition Corp. and Sustainable Energy Industries, Inc. (2)

2.3	Agreement and Plan on Merger between Cornerstone Acquisition Corp. and Cornerstone Program Advisors, LLC (2)

3.1	Amended and Restated Certificate of Incorporation (4)

3.2	Bylaws of Biopharmaceutics, Inc., as adopted by Receivable Acquisition & Management Corporation (4)

3.3	Amended and Restated Certificate of Incorporation Changing Name to PwrCor, Inc. (6)

4.1	2013 Equity Incentive Award Plan (3)

4.2	Form of Subscription Agreement (7)

4.3	Form of Class A Common Stock Purchase Warrant (7)

10.1	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Tom Telegades (2)

10.2	Consulting Agreement Dated as of May 15, 2013 by and between the Company and Peter Fazio (2)

10.3	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Wallace R. Baker (5)

10.4	Consulting Agreement Dated as of July 1, 2014, by and between the Company and Gramercy Ventures LLC (5)

10.5	Agreement between the County of Modoc in the State of California and Cornerstone Sustainable Energy (8)

10.6	Patent License Agreement by and between Thermal Tech Holding LLC and PwrCor, Inc. (9)

10.7	Amendment to Consulting Agreement Dated as of May 15, 2019, by and between the Company and Thomas Telegades. (10)

10.8	Amendment to Consulting Agreement Dated as of May 15, 2019, by and between the Company and Peter Fazio. (10)

10.9*	Amendment to Consulting Agreement Dated as of July 1, 2020, by and between the Company and Wallace R. Baker.

Exhibit Number	Description
10.10*	Amendment to Consulting Agreement Dated as of July 1, 2020, by and between the Company and Gramercy Ventures LLC.

14.1	Code of Ethics (10)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

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

PwrCor, Inc.

Dated: April 30, 2021	By:	/s/ Thomas Telegades
Thomas Telegades
Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Telegades		April 30, 2021
Thomas Telegades	Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ James Valentino		April 30, 2021
James Valentino	Chairman of the Board of Directors

/s/ Peter Fazio		April 30, 2021
Peter Fazio	Director

/s/ Wallace Baker		April 30, 2021
Wallace Baker	Director and Secretary

/s/ Monirul Hoque		April 30, 2021
Monirul Hoque	Director