Form 10-Q
period 2021-03-31
PwrCor, Inc.
filed 2021-05-24
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 17, 2021, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Three Months Ended

March 31, 2021

PwrCor, Inc.

Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$41,600	$49,729
Accounts receivable, net of allowance for doubtful accounts	37,202	43,602
Prepaid expenses and deposits	24,764	30,354
Total Current Assets	103,566	123,685

Intangible asset - license agreement	91,125	94,500

Fixed asset - engines, net of accumulated depreciation	5,558	6,447

Total Assets	$200,249	$224,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$644,638	$623,242
Total Current Liabilities	644,638	623,242

Long-term Loan	78,200	78,200
Total Long Term Liabilities	78,200	78,200

Total Liabilities	722,838	701,442

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both March 31, 2021 and December 31, 2020	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(2,043,841)	(1,998,062)
Total Stockholders’ Equity (Deficit)	(522,589)	(476,810)

Total Liabilities and Stockholders’ Equity (Deficit)	$200,249	$224,632

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended March 31
	2021	2020

REVENUE
Project Management	$9,875	$113,770

Total Revenue	9,875	113,770

EXPENSES
Consulting fees	4,645	80,288
General and Administrative	19,437	18,444
Legal and other professional fees	31,572	40,944

Total Expenses	55,654	139,676

Net (Loss)	$(45,779)	$(25,906)

Net Income (Loss) per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three Months Ended

March 31, 2021 and 2020

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2020	210,342,722	$210,342	$1,310,910	$(1,998,062)	$(476,810)

Net (Loss)	-	-	-	(45,779)	(45,779)
Balance, March 31, 2021	210,342,722	$210,342	$1,310,910	$(2,043,841)	$(522,589)

Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

Net (Loss)	-	-	-	(25,906)	(25,906)
Balance, March 31, 2020	210,342,722	$210,342	$1,310,910	$(1,911,912)	$(390,660)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020

NET (LOSS)	$(45,779)	$(25,906)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	4,264	5,322
Changes in Assets and Liabilities
Decrease in accounts receivable	6,400	60,013
Decrease in prepaid expenses and deposits	5,590	1,167
Increase (decrease) in accounts payable and accrued expenses	21,396	(96,964)
Total Adjustments	37,650	(30,462)

Net Cash (Used) by Operating Activities	(8,129)	(56,368)

Net (decrease) in cash	(8,129)	(56,368)

Cash, beginning of period	49,729	126,632

Cash, end of period	$41,600	$70,264

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required from time to time to be made by management include valuation of shares issued for services, recognition of revenue for work completed and unbilled to customers, the allowance for doubtful accounts, and the valuation of License Agreements. Actual results could differ from those estimates.

Financial Condition of the Company

In view of the disruptions to the economy resulting from the worldwide virus pandemic, the Company’s ongoing business activities have been and may continue be curtailed for an indefinite period.  In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders, will be sufficient to finance the Company’s operations for the next twelve months.  The Company did not qualify for temporary payroll assistance because it has no salaried employees, but did obtain a Covid-related loan from the Small Business Administration in September, 2020. The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to business in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and earn revenues. No adjustments have been made to the financial statements as a result of this uncertainty. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both March 31, 2021, and December 31, 2020, an allowance for doubtful accounts was made totaling $52,105 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time for the three months ended March 31, 2021 and 2020, respectively. Revenue under this type of contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The Company had unbilled receivables (contract assets) of $9,875 and an estimated $14,590 at March 31, 2021 and December 31, 2020, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at March 31, 2021 or December 31, 2020. There was no revenue recognized during the periods ended March 31, 2021 and 2020 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered. These are typically covered under the contract with the customer.

On March 31, 2021, the Company had no remaining performance obligations.

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

For the three month periods ended March 31, 2021 and 2020, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at March 31, 2021 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities for the three months ended March 31, 2021 and 2020, amounted to $0 and $63,804, respectively. Amounts payable to these stockholders and entities at March 31, 2021 and December 31, 2020 totaled $8,611 and $9,460, respectively.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of March 31, 2021.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

(Unaudited)

3. Related Party Transactions (continued)

License Agreements (continued)

The accompanying March 31, 2021 balance sheet presents the carrying value of the license fee at $91,125, which is net of $43,875 in accumulated amortization. The cost of the license agreement is being amortized on a straight-line basis over ten years.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at both March 31, 2021 and December 31, 2020. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

One customer accounted for 100% of total project management revenue during the three month periods ended March 31, 2021, and March 31, 2020.

One customer accounted for 100% of total project management net accounts receivable at March 31, 2021 and December 31, 2020.

Two customers accounted for approximately 52% and 48% of total net accounts receivable at March 31, 2021, and two customers accounted for 59% and 41%, respectively, at December 31, 2020.

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

PwrCor, Inc.

Notes to Financial Statements

March 31, 2021

(Unaudited)

5. Stock Issuance (continued)

At March 31, 2021, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice. An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice.

The Company claims exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No commissions were paid and no underwriter or placement agent was involved in these transactions. The proceeds of these transactions were used for the Company’s working capital and general corporate purposes.

6. Long Term Notes

On September 15, 2020, the Company received an Economic Injury Disaster Loan (“EIDL” or the “Loan”) from the Small Business Administration (“SBA”), in the amount of $78,200. After a processing fee, net proceeds were $78,100 under the terms. The Loan, which is in the form of a promissory note dated September 10, 2020, matures on September 10, 2050, and bears interest at a rate of 3.75% per annum. Payments are to be made monthly, beginning as of September 10, 2022. The loan terms provide for a collateral interest for the SBA, and limits the use of proceeds to working capital to alleviate the effects of Covid-19 on the Company’s economic condition.

The Loan consists of the following:

	March 31, 2021	December 31, 2020
(Unaudited)
U.S. SBA term note payable in equal monthly installments, bearing an interest rate of 3.75% and maturing in September 2050.	$ 78,200	$ 78,200
Less current portion	(-)	(-)
Long-term debt, excluding current portion	$ 78,200	$ 78,200

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

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with the Company’s historical consolidated financial statements and the related notes thereto included in our audited financial statements for the year ended December 31, 2020, and the notes thereto. The management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report.

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

Results of Operations

During the three period ended March 31, 2021, the Company had a net loss of ($45,779) on revenues of $9,875 versus a net loss of ($25,906), on revenues of $113,770 in the three month period ended March 31, 2020. The higher net loss in the most recent three month period in 2021 as compared to the corresponding period last year was due primarily to lower consulting fee receipts in connection with reduced client activity due primarily to a reduction in business activity as a direct result of the impact of Covid-19 on the operations of our project management customers, which are currently all hospitals.

Revenue

Revenues for the three months ended March 31, 2021 as compared to the same period in 2020 from the Company’s major customer showed a 91% decrease due to reduced activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has decreased from 2020 to 2021 due to a changing mix of customer and consultant activity. This gross profit for the three month period ended March 31, 2021, was 20% of revenues, versus 29% for the corresponding period in 2020.

The 91% revenue decline for the three month period ended March 31, 2021, as compared to the corresponding period from 2020, was as noted largely attributable to the effects of the Covid-19 virus on business activity.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2021 were $55,654, versus $139,676 during the three month period ended March 31, 2020. The 60% decrease in operating expenses in the three month period in 2021, against the corresponding period in 2020, was primarily due to lower costs of subcontracted consultants naturally resulting from the decreased project management activity noted above.

Consulting Expenses

Consulting expenses for the three month period ended March 31, 2021 are a net total after downward adjustments for prior-period accruals. The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended March 31, 2021, the Company was using two such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($541,072) versus a working capital deficit of ($499,557) as of the year ended December 31, 2020. The working capital deficit increase was due primarily to a reduction in receivables and increase in payables.

For the period ended March 31, 2021, the Company had cash of $41,600 versus $49,729 at December 31, 2020. For the three months ended March 31, 2021, net cash (used) by operating activities was ($8,129) versus net cash (used) by operating activities of ($56,368) for the three months ended March 31, 2020. The major factor in the change in net cash from operating activities was the conservation of cash during this difficult business period.

For the three month periods ended March 31, 2021 and March 31, 2020, no cash was provided by financing activities and no cash was used in investing activities.

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

While the Company’s has open purchase orders with its primary client, construction projects involving capital expenditures for facilities expansion and renovation are being re-prioritized in light of the financial impact of the Covid emergency, and some have been postponed. Work that continues is primarily offsite, and at a modified pace. The timing of returning to normality is unpredictable at the current time.

Given these major uncertainties, the Company cannot reliably project its results from its project management operations for at least the next six months, so it is uncertain whether any such revenue, together with existing cash and possible cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.

In 2020, the Company applied for and received temporary federal assistance in the form of an economic injury disaster loan, known as EIDL. The Company is using the loan for qualifying expenses.

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

Income Taxes

The Company did not record any income tax provision for the three month period ended March 31, 2021, and does not expect any material income tax liability for the period. There were approximately $1,800 in minimum taxes paid in the three months ended March 31, 2021, most covering earlier periods.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. He has concluded that, as of March 31, 2021, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings or a proceeding being contemplated by a governmental authority nor is any of the Company’s property the subject of any pending legal proceedings or a proceeding being contemplated by a governmental authority except as set forth in our Annual Report on Form 10-K for December 31, 2020 from which there have been no material changes.

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

PWRCOR, INC.

Date: May 24, 2021	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)