Form 10-Q
period 2021-06-30
PwrCor, Inc.
filed 2021-08-13
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-09370

PwrCor, Inc.

(Exact Name of Registrant as Specified in the Charter)

Delaware	13-3186327
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

60 E. 42nd Street, Suite 4600
New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 796-4097

(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	PWCO	N/A

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

As of August 13, 2021, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Six Months Ended

June 30, 2021

PwrCor, Inc.

Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$33,708	$49,729
Accounts receivable, net of allowance for doubtful accounts	34,502	43,602
Prepaid expenses and deposits	28,324	30,354
Total Current Assets	96,534	123,685

Intangible asset - license agreement	87,750	94,500

Fixed asset - engines, net of accumulated depreciation	4,669	6,447

Total Assets	$188,953	$224,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$656,066	$623,242
Total Current Liabilities	656,066	623,242

Long-term Loan	78,200	78,200
Total Long Term Liabilities	78,200	78,200

Total Liabilities	734,266	701,442

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both June 30, 2021 and December 31, 2020	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(2,066,564)	(1,998,062)
Total Stockholders’ Equity (Deficit)	(545,312)	(476,810)

Total Liabilities and Stockholders’ Equity (Deficit)	$188,953	$224,632

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

REVENUE
Project Management	$16,625	$41,570	$26,500	$155,340

Total Revenue	16,625	41,570	26,500	155,340

EXPENSES
Consulting fees	8,050	19,760	12,695	100,048
Engine Development & Production	889	23,928	1,778	23,928
General and Administrative	13,024	16,763	31,572	35,207
Legal and other professional fees	17,385	21,862	48,957	62,806

Total Expenses	39,348	82,313	95,002	221,989

Net (Loss)	$(22,723)	$(40,743)	$(68,502)	$(66,649)

Net (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	210,342,722	210,342,722	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2020	210,342,722	$210,342	$1,310,910	$(1,998,062)	$(476,810)

Net (Loss)	-	-	-	(45,779)	(45,779)
Balance, March 31, 2021	210,342,722	$210,342	$1,310,910	$(2,043,841)	$(522,589)

Net (Loss)	-	-	-	(22,723)	(22,723)
Balance, June 30, 2021	210,342,722	$210,342	$1,310,910	$(2,066,564)	$(545,312)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

Net (Loss)	-	-	-	(25,906)	(25,906)
Balance, March 31, 2020	210,342,722	$210,342	$1,310,910	$(1,911,912)	$(390,660)

Net (Loss)	-	-	-	(40,743)	(40,743)
Balance, June 30, 2020	210,342,722	$210,342	$1,310,910	$(1,952,655)	$(431,403)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020

NET INCOME (LOSS)	$(68,502)	$(66,649)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	8,528	9,586
Changes in Assets and Liabilities
Decrease in accounts receivable	9,100	116,370
Decrease in prepaid expenses and deposits	2,029	31
Increase (decrease) in accounts payable and accrued expenses	32,824	(81,081)
Total Adjustments	52,481	44,906

Net Cash (Used) by Operating Activities	(16,021)	(21,743)

Net (decrease) in cash	(16,021)	(21,743)

Cash, beginning of period	49,729	126,632

Cash, end of period	$33,708	$104,889

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

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

Financial Condition of the Company

In view of the disruptions to the economy resulting from the worldwide virus pandemic, the Company’s ongoing business activities have been and may continue to be curtailed for an indefinite period. In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders and any other potential financing sources, will be sufficient to finance the Company’s operations for the next twelve months. The Company did not qualify for temporary payroll assistance because it has no salaried employees, but did obtain a COVID-related loan from the Small Business Administration in September, 2020. The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to businesses in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and earn revenues. No adjustments have been made to the financial statements as a result of this uncertainty. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both June 30, 2021, and December 31, 2020, an allowance for doubtful accounts was made totaling $52,105 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

June 30, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time for the three and six months ended June 30, 2021 and 2020, respectively. Revenue under this type of contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The Company had unbilled receivables (contract assets) of $1,000 and an estimated $14,590 at June 30, 2021 and December 31, 2020, respectively, which are reflected in accounts receivable in the accompanying balance sheet. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at June 30, 2021 or December 31, 2020. There was no revenue recognized during the periods ended June 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered. These are typically covered under the contract with the customer.

On June 30, 2021, the Company had no remaining performance obligations.

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

For the three and six month periods ended June 30, 2021 and 2020, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at June 30, 2021 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

All accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Subsequent Events

Management regularly evaluates subsequent events for disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued.

Following the close of the second quarter of 2021, the Company received approval for an extension of the loan earlier obtained through the Small Business Administration under the EIDL program. The additional loan amount was $121,900, bringing the total loan to $200,000. As a loan extension, terms are essentially unchanged, as is the maturity date of 2050. Interest and principal payments continue to begin in September of 2022.

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $0 and $3,091 for the three and six month periods, respectively, ended June 30, 2021, and $11,717 and $75,521 for the three and six month periods, respectively, ended June 30, 2020. Amounts payable to these stockholders and entities at June 30, 2021 and December 31, 2020 totaled $11,701 and $9,460, respectively.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of June 30, 2021.

License Agreements

In December, 2017, the Company entered into an intellectual property license agreement (the “Patent License”) with Thermal Tech Holdings, LLC, a Delaware limited liability company (“TTH”). TTH is an entity owned equally by two entities affiliated, respectively, with two officers and directors of the Company, who also serve in management positions with TTH.

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

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

(Unaudited)

3. Related Party Transactions (continued)

License Agreements (continued)

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

The accompanying June 30, 2021 balance sheet presents the carrying value of the license fee at $87,750, which is net of $47,250 in accumulated amortization. The cost of the license agreement is being amortized on a straight-line basis over ten years.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at both June 30, 2021 and December 31, 2020. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Two customers accounted for approximately 63% and 37% of total project management revenue during the three months ended June 30, 2021, and those two customers accounted for approximately 39% and 61%, respectively, of total project management revenue the six month period ended June 30, 2021. One customer accounted for 100% of total project management revenue during the three and six months ended June 30, 2020.

Two project management customers accounted for approximately 63% and 37%, respectively, of total project management accounts receivable at June 30, 2021, and one such customer accounted for 100% of project management accounts receivable at December 31, 2020.

Two customers accounted for approximately 52% and 30% of total net accounts receivable at June 30, 2021, and two customers accounted for 59% and 41%, respectively, at December 31, 2020.

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

(Unaudited)

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

At June 30, 2021, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice. An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice.

Both warrant issues expire in April, 2022, as extended.

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

The Loan consists of the following:

	June 30, 2021	December 31, 2020
(Unaudited)
U.S. SBA term note payable in equal monthly installments, bearing an interest rate of 3.75% and maturing in September 2050.	$ 78,200	$ 78,200
Less current portion	(-)	(-)
Long-term debt, excluding current portion	$ 78,200	$ 78,200

PwrCor, Inc.

Notes to Financial Statements

June 30, 2021

(Unaudited)

6. Long Term Notes (continued)

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

Results of Operations

During the three and six month periods ended June 30, 2021, the Company had a net loss of ($22,723) and ($68,502), respectively, on revenues of $16,625 and $26,500, respectively, versus a net loss of ($40,743) and ($66,649), respectively, on revenues of $41,570 and $155,340, respectively, in the three and six month period ended June 30, 2020. The slightly higher net loss in the six month period in 2021 as compared to the corresponding period last year was due primarily to lower consulting fee revenue in connection with reduced client activity, moderated by correspondingly lower fees for the Company’s consulting contractors. The reduced business activity is largely a result of the impact of COVID-19 on the operations of our project management customers, which are currently all hospitals.

Revenue

Revenue declined 60% for the three month period and 83% for the six month period ended June 30, 2021, as compared to the corresponding periods from 2020, due to reduced activity with a major customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2020 to 2021 due to a changing mix of customer and consultant activity. This gross profit for the six month period ended June 30, 2021, was 52% of revenues, versus 36% for the corresponding period in 2020.

Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2021 were $39,348 and $95,002 respectively, versus $82,313 and $221,989 respectively, during the three and six month periods ended June 30, 2020. The 52% decrease in operating expenses in the three month period, and 57% decrease in the six month period in 2021, against the corresponding period in 2020, were primarily due to lower costs of subcontracted consultants naturally resulting from the decreased project management activity noted above.  Both periods saw most expenses decline in 2021 in tandem with reduced business activity.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended June 30, 2021, the Company was using two such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue. Consulting expenses for the three and six month periods in 2021 are a net total after downward adjustments for prior-period accruals.

Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($559,532) versus a working capital deficit of ($499,557) as of the year ended December 31, 2020. The working capital deficit increase was due primarily to a reduction in receivables and increase in payables.

For the period ended June 30, 2021, the Company had cash of $33,708 versus $49,729 at December 31, 2020. For the six months ended June 30, 2021, net cash (used) by operating activities was ($16,020) versus net cash (used) by operating activities of ($21,743) for the six months ended June 30, 2020. The major factor in the change in net cash from operating activities for the six months ended June 30, 2021, compared to the higher decrease for the period ended June 30, 2020, was the conservation of cash during this difficult business period.

For the three month periods ended June 30, 2021 and June 30, 2020, no cash was provided by financing activities and no cash was used in investing activities.

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

In 2020, the Company applied for and received temporary federal assistance in the form of an economic injury disaster loan, known as EIDL. The Company is using the loan for qualifying expenses.  In view of the continuing effects of the COVID pandemic on Company operations, in early 2021 the Company applied for an increase in the amount loaned to the Company under the EIDL program, and received approval in July for a supplemental amount, bringing the total amount on the 30 year loan to $200,000.

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

Income Taxes

The Company did not record any income tax provision for the six month period ended June 30, 2021 and 2020, and does not expect any material income tax liability for the period. There were approximately $1,800 in minimum taxes paid in the six months ended June 30, 2021, most covering earlier periods.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. He has concluded that, as of June 30, 2021, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: August 13, 2021	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)