Form 10-Q
period 2021-09-30
PwrCor, Inc.
filed 2021-11-15
CIK 733337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, there were 210,342,722 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PwrCor, Inc.

Financial Statements

For the Nine Months Ended

September 30, 2021

PwrCor, Inc.

Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash	$89,861	$49,729
Accounts receivable, net of allowance for doubtful accounts	24,536	43,602
Prepaid expenses and deposits	30,093	30,354
Total Current Assets	144,490	123,685

Intangible asset - license agreement	84,375	94,500

Fixed asset - engines, net of accumulated depreciation	3,780	6,447

Total Assets	$232,645	$224,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$601,731	$623,242
Current portion of long-term loan	356	-
Total Current Liabilities	602,087	623,242

Long-term Loan	199,644	78,200
Accrued interest	4,209	-
Total Long Term Liabilities	203,853	78,200

Total Liabilities	805,940	701,442

Common stock, $0.001 par value: 325,000,000 shares authorized; 210,342,722 shares issued and outstanding at both September 30, 2021 and December 31, 2020	210,342	210,342
Additional paid-in capital	1,310,910	1,310,910
Retained earnings (deficit)	(2,094,547)	(1,998,062)
Total Stockholders’ Equity (Deficit)	(573,295)	(476,810)

Total Liabilities and Stockholders’ Equity (Deficit)	$232,645	$224,632

See notes to financial statements

PwrCor, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

REVENUE
Project Management	$7,244	$33,050	$33,744	$188,390

Total Revenue	7,244	33,050	33,744	188,390

EXPENSES
Consulting fees	5,589	31,378	18,284	131,426
Engine Development & Production	889	-	2,667	23,928
General and Administrative	16,572	15,759	48,144	50,966
Legal and other professional fees	12,177	11,115	61,134	73,920

Total Expenses	35,227	58,252	130,229	280,241

Net (Loss)	$(27,983)	$(25,202)	$(96,485)	$(91,851)

Net (Loss) per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	210,342,722	210,342,722	210,342,722	210,342,722

See notes to financial statements

PwrCor, Inc.

Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

For the Three and Nine Months Ended September 30, 2021

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2020	210,342,722	$210,342	$1,310,910	$(1,998,062)	$(476,810)

Net (Loss)	-	-	-	(45,779)	(45,779)
Balance, March 31, 2021	210,342,722	$210,342	$1,310,910	$(2,043,841)	$(522,589)

Net (Loss)	-	-	-	(22,723)	(22,723)
Balance, June 30, 2021	210,342,722	$210,342	$1,310,910	$(2,066,564)	$(545,312)

Net (Loss)	-	-	-	(27,983)	(27,983)
Balance, September 30, 2021	210,342,722	$210,342	$1,310,910	$(2,094,547)	$(573,295)

For the Three and Nine Months Ended September 30, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2019	210,342,722	$210,342	$1,310,910	$(1,886,006)	$(364,754)

Net (Loss)	-	-	-	(25,906)	(25,906)
Balance, March 31, 2020	210,342,722	$210,342	$1,310,910	$(1,911,912)	$(390,660)

Net (Loss)	-	-	-	(40,743)	(40,743)
Balance, June 30, 2020	210,342,722	$210,342	$1,310,910	$(1,952,655)	$(431,403)

Net (Loss)	-	-	-	(25,202)	(25,202)
Balance, September 30, 2020	210,342,722	$210,342	$1,310,910	$(1,977,857)	$(456,605)

See notes to financial statements

PwrCor, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

NET (LOSS)	$(96,485)	$(91,851)
Adjustments to reconcile net (loss) to net cash (used) by operating activities
Depreciation and amortization	12,792	13,850
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	19,066	100,955
Decrease (increase) in prepaid expenses and deposits	261	(4,385)
Increase (decrease) in accounts payable and accrued expenses	(17,302)	(149,618)
Total Adjustments	14,817	(39,198)

Net Cash (Used) by Operating Activities	(81,668)	(131,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of Long Term Debt	121,800	78,100
Net Cash Provided by Financing Activities	121,800	78,100

Net (decrease) in cash	40,132	(52,949)

Cash, beginning of period	49,729	126,632

Cash, end of period	$89,861	$73,683

See notes to financial statements

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

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

Financial Condition of the Company

In view of the disruptions to the economy resulting from the worldwide virus pandemic, the Company’s ongoing business activities have been and may continue to be curtailed for an indefinite period. In consequence, there can be no assurance that funds generated from operations, together with existing cash and cash infusions by stockholders and any other potential financing sources, will be sufficient to finance the Company’s operations for the next twelve months. The Company did not qualify for temporary payroll assistance because it has no salaried employees, but did obtain a COVID-related loan from the Small Business Administration in September, 2020, and an addition to that loan in July, 2021. The Company is actively seeking additional capital to cover its working capital needs and to fund growth initiatives in its identified markets, and has engaged the services of an investment bank to assist in this and in actively introducing the Company’s engine technology to businesses in a set of identified key markets to accelerate the commercialization of the Company’s latest generation product. However, there can be no assurance that any new debt or equity financing arrangement will be available to the Company when needed on acceptable terms, if at all. The continued operations of the Company are dependent on its ability to raise funds, collect accounts receivable, and earn revenues. No adjustments have been made to the financial statements as a result of this uncertainty. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-K for the year ended December 31, 2020. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. From time to time, however briefly, the Company maintains balances in operating accounts in excess of federally insured limits.

Accounts Receivable

Receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. At both September 30, 2021, and December 31, 2020, an allowance for doubtful accounts was made totaling $52,105 to provide for the possibility of a revenue shortfall from the project in Modoc County, and is reflected in the accounts receivable balance on the balance sheet in the accompanying financial statements.

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

September 30, 2021

(Unaudited)

2. Significant Accounting Policies (continued)

Revenue Recognition, continued

The Company’s performance obligations under its engine business are generally satisfied as “over time”. There was no revenue from products or services transferred to a customer over time for the three and nine months ended September 30, 2021 and 2020, respectively. Revenue under this type of contract is generally recognized over time using an input measure based upon the proportion of actual costs incurred to estimated total project costs, which is a method used to best depict the Company’s performance to date under the terms of the contract.

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

The Company had unbilled receivables (contract assets) of $0 and an estimated $14,590 at September 30, 2021 and December 31, 2020, respectively. There were no costs in excess of billings and billings in excess of costs associated with “over time” contracts at September 30, 2021 or December 31, 2020. There was no revenue recognized during the periods ended September 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period.

In much of the Company’s business, customers request changes in contract specifications or in the scope or amount of services to be delivered. These are typically covered under the contract with the customer.

On September 30, 2021, the Company had no remaining performance obligations.

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

For the three and nine month periods ended September 30, 2021 and 2020, basic (loss) and diluted (loss) per share were the same. The 4,575,000 warrants outstanding at September 30, 2021 are anti-dilutive as the trading price of the Company’s common stock was below the exercise price of the warrants.

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

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

3. Related Party Transactions

Consulting Fees

Certain stockholders of the Company and entities affiliated with management perform services for customers and were compensated at various rates. Total consulting expenses incurred by these stockholders and entities amounted to $0 for the three and nine month periods ended September 30, 2021, and $4,938 and $80,458 for the three and nine month periods, respectively, ended September 30, 2020. Amounts payable to these stockholders and entities at September 30, 2021 and December 31, 2020 totaled $8,611 and $9,460, respectively.

Intangible Asset Valuation

The Company performs a qualitative assessment of its intangible assets to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of its one such asset is less than its carrying amount. As a result of management’s qualitative assessment, the Company determined that the carrying value of its license agreement warranted no loss or impairment as of September 30, 2021.

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

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

(Unaudited)

3. Related Party Transactions (continued)

License Agreements (continued)

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

The accompanying September 30, 2021 balance sheet presents the carrying value of the license fee at $84,375, which is net of $50,625 in accumulated amortization. The cost of the license agreement is being amortized on a straight-line basis over ten years.

The Company periodically performs an analysis of its contractual rights and arrangements and establishes asset value based on that analysis.

Technology Development Fees

Under a technology development agreement the Company has with TTH, the Company reimburses TTH for managing the work by a contracted third party on various technology developments as agreed to on a case-by-case basis. The amounts payable under this arrangement amounted to $243,112 at both September 30, 2021 and December 31, 2020. The Company obtains full rights to any intellectual property it develops or acquires through such payments.

4. Concentrations

The Company grants credit in the normal course of business to its customers. The Company periodically performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

One customer accounted for 100% of total project management revenue during the three and nine month periods ended September 30, 2021, and September 30, 2020.

One customer accounted for 100% of total project management net accounts receivable at September 30, 2021 and December 31, 2020.

Two customers accounted for approximately 73% and 27% of total net accounts receivable at September 30, 2021, and two customers accounted for 59% and 41%, respectively, at December 31, 2020.

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

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

(Unaudited)

5. Stock Issuance (continued)

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

At September 30, 2021, the Company had 4,575,000 warrants outstanding. Of these, 3,325,000 warrants were exercisable at $0.30 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.00 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice. An additional 1,250,000 warrants are exercisable at $0.40 per share but may be redeemed by the Company if not exercised, in whole or in part, on at least twenty days’ prior written notice, at a price of $.001 per share; provided the average closing bid price of the Common Stock is at or above $1.50 per share for at least twenty consecutive trading days ending within three business days prior to the redemption notice.

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

6. Long Term Notes

On September 15, 2020, the Company received an Economic Injury Disaster Loan (“EIDL” or the “Loan”) from the Small Business Administration (“SBA”), in the amount of $78,200. After a processing fee, net proceeds were $78,100 under the terms. Following the close of the second quarter of 2021, the Company received approval for an extension of the loan. The additional loan amount was $121,900, bringing the total loan to $200,000. The net additional proceeds were $121,800. As a loan extension, terms and maturity are essentially unchanged.

The Loan, which is in the form of a promissory note initially dated September 10, 2020, matures on September 10, 2050, and bears interest at a rate of 3.75% per annum. Payments are to be made monthly, beginning as of September 10, 2022. The loan terms provide for a collateral interest for the SBA, and limits the use of proceeds to working capital to alleviate the effects of Covid-19 on the Company’s economic condition. Interest and principal payments begin in September of 2022.

The Loan consists of the following:

	September 30, 2021	December 31, 2020
(Unaudited)
U.S. SBA term note payable in equal monthly installments, bearing an interest rate of 3.75% and maturing in September 2050.	$ 200,000	$ 78,200
Less current portion	(356)	(-)
Long-term debt, excluding current portion	$ 199,644	$ 78,200

PwrCor, Inc.

Notes to Financial Statements

September 30, 2021

(Unaudited)

6. Long Term Notes (continued)

Unlike the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted March 27, 2020, the EIDL program does not currently provide a mechanism for loan forgiveness.

The Loan is projected to amortize as follows:	Payments against Principal

2021	$-
2022	$1,356
2023	$4,170
2024	$4,329
2025	$4,494

Remaining principal to be paid 2026 to 2050:	$185,651

Total	$200,000

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

Results of Operations

During the three and nine period ended September 30, 2021, the Company had a net loss of ($27,983) and ($96,485), respectively, on revenues of $7,244 and $33,744, respectively, versus a net loss of ($25,202) and ($91,851), respectively, on revenues of $33,050 and $188,390, respectively, in the three and nine month period ended September 30, 2020. The comparable net loss in the most recent three month period in 2021 as compared to the corresponding period last year, despite significantly lower revenues was due primarily to consulting fee payment reductions in tandem with lower consulting receipts, due primarily to a reduction in business activity as a direct result of the impact of Covid-19 on the operations of our project management customers, which is currently one hospital.

Revenue

Revenues for the three months ended September 30, 2021 as compared to the same period in 2020 from the Company’s major customer showed a 82% decrease due to reduced activity with the customer. The margin of project management revenue over the corresponding cost of subcontracted consultants for such projects has increased from 2020 to 2021 due to a changing mix of customer and consultant activity. This gross profit for the nine month period ended September 30, 2021, was 46% of revenues, versus 30% for the corresponding period in 2020.

Revenue declined 78% for the three month period and 82% for the nine month period ended September 30, 2021, as compared to the corresponding periods from 2020. The decline was largely attributable to lingering effects of the Covid-19 virus on business activity.

Operating Expenses

Total operating expenses for the three and nine month periods ended September 30, 2021 were $35,227 and $130,229 respectively, versus $58,252 and $280,241 respectively, during the three and nine month periods ended September 30, 2020. Both periods saw most expenses decline in 2021 in tandem with reduced business activity.

Consulting Expenses

The Company outsources a significant portion of its project management, oversight and advisory activities to a carefully selected group of small firms, individuals and subcontractors with expertise specific to the projects underway. As of the quarter ended September 30, 2021, the Company was using two such consulting resources. Consulting expenses consistently constitute the bulk of operating costs for the project advisory and management business activities of the Company, and accordingly generally track revenue.

Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital deficit (that is, total current assets minus total current liabilities) of ($457,597) versus a working capital deficit of ($499,557) as of the year ended December 31, 2020. The working capital deficit decrease was due primarily to a capital infusion in the form of a loan from the Small Business Administration (SBA).

For the period ended September 30, 2021, the Company had cash of $89,861 versus $49,729 at December 31, 2020. For the nine months ended September 30, 2021, net cash (used) by operating activities was ($81,668) versus net cash (used) by operating activities of ($131,049) for the nine months ended September 30, 2020. The major factor in the change in net cash from operating activities was the proceeds from the aforementioned SBA loan.

For the three month period ended September 30, 2021, financing activities provided $121,800 in cash, and for the period ended September 30, 2020, financing activities provided $78,100 in cash.  No cash was used in investing activities in either period.

The worldwide emergence of a novel and in some cases fatal coronavirus has caused major disruptions to daily life domestically and around the world.  Most important to the Company, these developments are causing significant changes in a wide array of business activities and disruptions in capital markets.  Regarding the first, the Company has been engaged in projects at hospitals primarily in the New York City, which for a period of time were dealing with unprecedented losses to their normal business and less than forecast demand for virus-related treatments. Dealing with these major disruptions to their normal activities, there can be no assurance that these hospitals will resume the Company’s activity in the near term, and if so at what level of activity.  Regarding the second, the dramatic swings in financial markets and the related uncertainties are likely to challenge efforts to obtain additional capital.

Given these major uncertainties, the Company cannot reliably project its results from its project management operations for at least the next six months, so it is uncertain whether any such revenue, together with existing cash and possible cash infusions by major stockholders, will be sufficient to finance its operations for the next twelve months.

In the quarter ended September 30, 2020, the Company applied for and received temporary federal assistance in the form of an economic injury disaster loan, known as EIDL. The Company received loan proceeds in the amount of $78,100 on September 15, 2020. On July 8, 2021, the Company received an augmentation of the assistance loan, bringing the total after fees to an aggregate of $199,900. The Company intends to use the entire loan amount for qualifying expenses. Management believes, based on the Company’s operations and its existing working capital resources, together with existing cash flows and the slow resumption of business activity in general, that the Company has sufficient cash flows to fund operations at least through the end of 2021.

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

Income Taxes

The Company did not record any income tax provision for the nine month period ended September 30, 2021, and does not expect any material income tax liability for the period. There were approximately $1,800 in minimum taxes paid in the nine months ended September 30, 2021, most covering earlier periods.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. He has concluded that, as of September 30, 2021, our disclosures, controls and procedures were effective to ensure that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PWRCOR, INC.

Date: November 15, 2021	By:	/s/ Thomas Telegades
	Name:	Thomas Telegades
	Title:	Chief Executive Officer Interim Chief Financial Officer (Principal Executive Officer Interim Principal Financial Officer and Principal Accounting Officer)